Form 10QSB
period 2008-03-31
Alba Mineral Exploration
filed 2008-05-21
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-150029

Alba Mineral Exploration, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	n/a
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Mic Mac Place, Lethbridge, Alberta, Canada T1K 5H6
(Address of principal executive offices)

(403) 331-0606
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,033,450 common shares as of May 13, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheets as of March 31, 2008 (unaudited);

F-2	Statements of Operations for the three months ended March 31, 2008 (unaudited);

F-3	Statements of Stockholders' Equity as of March 31, 2008;

F-4	Statements of Cash Flows for the three months ended March 31, 2008 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	March 31, 2008	December 31, 2007
	(unaudited)

CURRENT ASSETS

Cash	$30,315	$34,386

Total Current Assets	30,315	34,386

OTHER ASSETS

Mineral properties	-	-

Total Other Assets	-	-

TOTAL ASSETS	$30,315	$34,386

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,000	$-

Total Current Liabilities	2,000	-

STOCKHOLDERS' EQUITY

Common stock; 75,000,000 shares authorized, at $0.001 par value, 5,033,450 shares issued and outstanding	5,033	5,033
Additional paid-in capital	30,312	30,312
Deficit accumulated during the exploration stage	(7,030)	(959)

Total Stockholders' Equity	28,315	34,386

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,315	$34,386

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2008	From Inception on July 24, 2007 Through March 31, 2008

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	6,071	7,030

Total Expenses	6,071	7,030

LOSS BEFORE INCOME TAXES	(6,071)	(7,030)

INCOME TAX EXPENSE	-	-

NET LOSS	$(6,071)	$(7,030)

BASIC LOSS PER SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,033,450

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at inception on July 24, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on September 4, 2007	2,400,000	2,400	-	-	2,400

Common stock issued for cash at $0.01 per share on November 9, 2007	2,560,000	2,560	23,040	-	25,600

Common stock issued for cash at $0.10 per share on November 27, 2007	73,450	73	7,272	-	7,345

Net loss from inception through December 31, 2007	-	-	-	(959)	(959)

Balance, December 31, 2007	5,033,450	5,033	30,312	(959)	34,386

Net loss for the three months ended March 31, 2008	-	-	-	(6,071)	(6,071)

Balance, March 31, 2008	5,033,450	$5,033	$30,312	$(7,030)	$28,315

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2008	From Inception on July 24, 2007 Through March 31, 2008

OPERATING ACTIVITIES

Net loss	$(6,071)	$(7,030)
Adjustments to reconcile net loss to cash flows from operating activities:
Changes in operating assets and liabilites:
Accounts payable	2,000	2,000

Net Cash Used by Operating Activities	(4,071)	(5,030)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	35,345

Net Cash Provided by Financing Activities	-	35,345

NET DECREASE IN CASH	(4,071)	30,315

CASH AT BEGINNING OF PERIOD	34,386	-

CASH AT END OF PERIOD	$30,315	$30,315

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the mineral extraction industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Overview

We are an exploration stage company that intends to engage in the exploration of mineral properties.  We have acquired a mineral claim that we refer to as the Crow Hill mineral claim. Exploration of this mineral claim is required before a final determination as to its viability can be made.

The property is located on the east side of the Baie Verte highway (Route 410) approximately 8 km (about 5 miles) south-southwest of Flat Water Pond on the Baie Verte Peninsula, Newfoundland, Canada.  It can be accessed from the Baie Verte highway via secondary roads and several 4x4 tracks.

Our plan of operations is to carry out exploration work on this claim in order to ascertain whether it possesses commercially exploitable quantities of gold and other metals.  We will not be able to determine whether or not the Crow Hill mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

Phase I of our exploration program will begin in the Summer of 2008 and will cost approximately $11,290.  This phase will consist of a thorough review of the geologic literature, compilation of maps and cross sections pertinent to the Crow Hill property, as well as on-site surface reconnaissance, mapping, sampling, and geochemical analyses.   Phase II of our program will consist of on-site trenching, mapping, and sampling, followed by geochemical analyses of the various samples gathered and preparation of a report and data compilation.  Phase II of our exploration program will cost approximately $13,290 and will commence in the late Summer or early Fall of 2008.  The existence of commercially exploitable mineral deposits in the Crow Hill mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

Description and Location of the Crow Hill mineral claim

The Crow Hill property is located on the Baie Verte Peninsula on Newfoundland Island, Canada.  It comprises 575 hectares (1421 acres), approximately centered at latitude 490 42’ 43" North, longitude 560 20’ 25" West (UTM Zone 21, 547565 Easting - 5506598 Northing).  It lies within the area covered by NTS map sheet 12H09.

The Government of Newfoundland and Labrador owns the land covered by the Crow Hill mineral claim. Currently, we are not aware of any native land claims that might affect the title to the mineral claim or to Newfoundland and Labrador’s title of the property. Although we are unaware of any situation that would threaten this claim, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims and interest in this claim, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish any interest that we hold in this claim.

Plan of Operations

Our business plan is to proceed with the exploration of the Crow Hill mineral claim to determine whether there are commercially exploitable reserves of gold or other metals.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $24,580. We had $34,386 in working capital as of December 31, 2007.  Our plan of operations for the twelve months following the date of this prospectus is to complete the recommended exploration program on the Crow Hill mineral claim.

Phase I would consist of a review of the geologic literature pertinent to the Crow Hill property, as well as on site surface reconnaissance, mapping, sampling, and geochemical analyses.  This phase of the program will cost approximately $11,290.  We anticipate commencing this phase of exploration in the Summer of 2008.

Phase II would entail on-site trenching, mapping and sampling, followed by geochemical analyses of the samples taken and compilation of the data.  The Phase II program will cost approximately $13,290.  We anticipate commencing this phase in the late Summer or Fall of 2008.

We have not retained a geologist to conduct any of the anticipated exploration work.

In the next 12 months, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be approximately $45,000.

Once we receive the analyses of our initial exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional mineral exploration programs.  In making this determination to proceed with a further exploration, we will make an assessment as to whether the results of the initial program are sufficiently positive to enable us to proceed.  This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event our board of directors, in consultation with our consulting geologist, chooses to conduct further mineral exploration programs beyond the initial program, we will require additional financing.  While we have sufficient funds on hand to cover the currently planned exploration costs, we will require additional funding in order to undertake further exploration programs on the Crow Hill mineral claim and to cover all of our anticipated administrative expenses.

In the event that additional exploration programs on the Crow Hill claim are undertaken, we anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director.  We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.  We believe that outside debt financing will not be an alternative for funding exploration programs on the Crow Hill property. The risky nature of this enterprise and lack of tangible assets other than our mineral claim places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

In the event the results of our initial exploration program proves not to be sufficiently positive to proceed with further exploration on the Crow Hill mineral claim, we intend to seek out and acquire interests in North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.  Presently, we have not given any consideration to the acquisition of other exploration properties because we have not yet commenced our initial exploration program and have not received any results.

During this exploration stage Mr. Gibson, our President, will only be devoting approximately five to ten hours per week of his time to our business.  We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants.  If, however, the demands of our business require more business time of Mr. Gibson such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

Mineral Exploration Program

In order to evaluate the exploration potential of the Crow Hill claim, our consulting geologist has recommended a thorough review of the literature of the region to provide background information on the local and regional geology.  In addition, our geologist has recommended on site surface reconnaissance, mapping, sampling, and trenching to be followed by geochemical analyses of the samples to be taken.  The primary goal of the exploration program is to identify sites for exploratory drilling.

Exploration Budget Phase I	Exploration Expenditure
Review of geologic literature, compilation of maps & cross sections On site surface reconnaissance, mapping and sampling Geochemical Analyses Other expenses	$3,000 $4,200 $1,800 $2,290

Phase II
On site trenching, mapping, and sampling Geochemical Analyses Data compilation and report preparation Other expenses	$8,000 $1,800 $1,200 $2,290

Total, Phases I and II	$24,580

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended.  We expect that Phase I will begin in the Summer of 2008, with Phase II to begin in the late Summer or Fall of 2008.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I and Phase II, we will need to raise additional capital.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Gibson. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three months ended March 31, 2008

We did not earn any revenues from inception on July 24, 2007 through the period ending March 31, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $7,030 from our inception on July 24, 2007 through the period ending March 31, 2008.  We incurred operating expenses and net losses and in the amount of $6,071 during the three months ended March 31, 2008. Our operating expenses from inception through March 31, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the recommended exploration work on our mineral claim.

Liquidity and Capital Resources

As of March 31, 2008, we had cash of $30,315 and working capital of $28,315. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning January 1, 2008, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the fiscal year beginning January 1, 2008. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $28,315 as of March 31, 2008 and have accumulated a deficit of $7,030 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There are no critical accounting policies for the company as this time.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Owen Gibson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Registration Statement on Form S-1 filed on April 1, 2008

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alba Mineral Exploration, Inc.
Date:	May 20, 2008

By: /s/ Owen Gibson Owen Gibson Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director