Form 10-Q
period 2008-06-30
Alba Mineral Exploration
filed 2008-08-11
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer                                                                [ ] Accelerated filer
[ ] Non-accelerated filer                                                                [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,033,450 common shares as of August 5, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2008 (unaudited);

F-2	Statements of Operations for the three and six months ended June 30, 2008 (unaudited);

F-3	Statements of Stockholder’s Equity from inception on July 24, 2007 through June 30, 2008 (unaudited);

F-4	Statements of Cash Flows for the three and six months ended June 30, 2008 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	June 30, 2008	December 31, 2007
	(unaudited)

CURRENT ASSETS

Cash	$26,782	$34,386

Total Current Assets	26,782	34,386

OTHER ASSETS

Mineral properties	-	-

Total Other Assets	-	-

TOTAL ASSETS	$26,782	$34,386

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY

Common stock; 75,000,000 shares authorized, at $0.001 par value, 5,033,450shares issued and outstanding	5,033	5,033
Additional paid-in capital	30,312	30,312
Deficit accumulated during the exploration stage	(8,563)	(959)

Total Stockholders' Equity	26,782	34,386

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,782	$34,386

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	From Inception on July 24, 2007 Through June 30, 2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	1,533	7,604	8,563

Total Expenses	1,533	7,604	8,563

LOSS BEFORE INCOME TAXES	(1,533)	(7,604)	(8,563)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(1,533)	$(7,604)	$(8,563)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,033,450	5,033,450

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at inception on July 24, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on September 4, 2007	2,400,000	2,400	-	-	2,400

Common stock issued for cash at $0.01 per share on November 9, 2007	2,560,000	2,560	23,040	-	25,600

Common stock issued for cash at $0.10 per share on November 27, 2007	73,450	73	7,272	-	7,345

Net loss from inception through December 31, 2007	-	-	-	(959)	(959)

Balance, December 31, 2007	5,033,450	5,033	30,312	(959)	34,386

Net loss for the six months ended June 30, 2008	-	-	-	(7,604)	(7,604)

Balance, June 30, 2008	5,033,450	$5,033	$30,312	$(8,563)	$26,782

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2008	From Inception on July 24, 2007 Through June 30, 2008

OPERATING ACTIVITIES

Net loss	$(7,604)	$(8,563)
Adjustments to reconcile net loss to cash flows
from operating activities:
Changes in operating assets and liabilites:
Accounts payable	-	-

Net Cash Used by
Operating Activities	(7,604)	(8,563)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	35,345

Net Cash Provided by
Financing Activities	-	35,345

NET DECREASE IN CASH	(7,604)	26,782

CASH AT BEGINNING OF PERIOD	34,386	-

CASH AT END OF PERIOD	$26,782	$26,782

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full years.

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

Company Overview and Plan of Operation

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

Phase I of our exploration program was originally planned to begin in the Summer of 2008.  We have experienced some difficulty, however, in retaining a geologist who is available to perform the necessary field work.  Phase I is now expected to begin in the Fall of 2008 and will cost approximately $11,290.  This phase will consist of a thorough review of the geologic literature, compilation of maps and cross sections pertinent to the Crow Hill property, as well as on-site surface reconnaissance, mapping, sampling, and geochemical analyses.   Phase II of our program will consist of on-site trenching, mapping, and sampling, followed by geochemical analyses of the various samples gathered and preparation of a report and data compilation.  Phase II of our exploration program will cost approximately $13,290 and is now expected to commence in the Spring of 2009.  The existence of commercially exploitable mineral deposits in the Crow Hill mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Crow Hill mineral claim to determine whether there are commercially exploitable reserves of gold or other metals.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $24,580. We had $34,386 in working capital as of December 31, 2007.  Our plan of operations for our first full fiscal year is to complete the recommended exploration program on the Crow Hill mineral claim.

Phase I would consist of a review of the geologic literature pertinent to the Crow Hill property, as well as on site surface reconnaissance, mapping, sampling, and geochemical analyses.  This phase of the program will cost approximately $11,290.  We currently anticipate commencing this phase of exploration in the Fall of 2008.

Phase II would entail on-site trenching, mapping and sampling, followed by geochemical analyses of the samples taken and compilation of the data.  The Phase II program will cost approximately $13,290.  We anticipate commencing this phase in the Spring of 2009.

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

Exploration Budget Phase I	Exploration Expenditure

Review of geologic literature, compilation of maps & cross sections	$3,000

On site surface reconnaissance, mapping and sampling	$4,200

Geochemical Analyses	$1,800

Other expenses	$2,290

Phase II	$8,000

On site trenching, mapping, and sampling	$1,800

Geochemical Analyses	$1,200

Data compilation and report preparation	$2,290

Other expenses	$24,580

Total, Phases I and II

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended.  We expect that Phase I will begin in the Fall of 2008, with Phase II to begin in the Spring of 2009.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I and Phase II, we will need to raise additional capital.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Gibson. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three and six months ended June 30, 2008

We did not earn any revenues from inception on July 24, 2007 through the period ending June 30, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $8,563 from our inception on July 24, 2007 through the period ending June 30, 2008.  We incurred operating expenses and net losses and in the amount of $1,533 during the three months ended June 30, 2008 and in the amount of $7,604 in the six months ended June 30, 2008. Our operating expenses from inception through June 30, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the recommended exploration work on our mineral claim.

Liquidity and Capital Resources

As of June 30, 2008, we had cash of $26,672 and working capital of $26,672. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning January 1, 2008, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the fiscal year beginning January 1, 2008. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $26,672 as of June 30, 2008 and have accumulated a deficit of $8,563 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Owen Gibson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

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

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	ByLaws(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Previously included as an exhibit to the Current Report on Form S-1 filed with the Securities and Exchange Commission on April 1, 2008.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alba Mineral Exploration, Inc.

Date:	April 11, 2008

By: /s/Owen Gibson Owen Gibson Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director