Form 10-K
period 2008-12-31
Alba Mineral Exploration
filed 2009-03-31
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number: 333-150029

Alba Mineral Exploration, Inc.
(Exact name of registrant as specified in its charter)

Delaware	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Mic Mac Place Lethbridge, Alberta, Canada	T1K 5H6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 403-331-0606

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,033,450 as of March 10, 2009.

 PART I

Item 1.   Business

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

Phase I of our planned exploration program will cost approximately $11,290.  This phase will consist of a thorough review of the geologic literature, compilation of maps and cross sections pertinent to the Crow Hill property, as well as on-site surface reconnaissance, mapping, sampling, and geochemical analyses.   Phase II of our program will consist of on-site trenching, mapping, and sampling, followed by geochemical analyses of the various samples gathered and preparation of a report and data compilation.  Phase II of our exploration program will cost approximately $13,290.  The existence of commercially exploitable mineral deposits in the Crow Hill mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

Acquisition of the Crow Hill mineral claim.

Through our wholly-owned Canadian subsidiary, Alba Mineral Exploration, Inc., an Alberta corporation, we have acquired a 100% interest in the Crow Hill mineral claim located on the Baie Verte Peninsula on Newfoundland Island, Canada.    Our subsidiary’s ownership in the Crow Hill claim was electronically staked and recorded under the electronic mineral claim staking and recording procedures of the Online Mineral Claims Staking System administered by the Department of Natural Resources, Government of Newfoundland and Labrador, Canada.  A party is able to stake and record an interest in a particular mineral claim if no other party has an interest in the said claim that is in good standing and on record.  There is no formal agreement between us and/or our subsidiary and the Government of Newfoundland and Labrador.

The Crow Hill claim is administered under the Mineral Act of Newfoundland and Labrador.  Our interest in the Crow Hill mineral claim will continue for up to twenty years provided that the minimum required expenditures toward exploration work on the claim are made in compliance with the Act.  The required amount of expenditures toward exploration work is set by the Province of Newfoundland and Labrador and can be altered in its sole discretion.  Currently, the amount required to be expended annually for exploration work within the first year that the mineral claim is acquired is $200 per claim.  The required expenditures per claim increase gradually each year up to a maximum of $1,200 per claim for the sixteenth year and beyond.  Within 60 days following the anniversary date of the claim, an assessment report on the work performed must be submitted to the Mineral Claims Recorder.  Every five years, renewal fee of between $25 and $100 per claim is also required.

We selected the Crow Hill mineral property based upon an independent geological report which was commissioned from Richard A. Jeanne, a Consulting Geologist. Mr. Jeanne recommended an exploration program on this claim which will cost us approximately $24,580.

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

Geological Exploration Program in General

We have obtained an independent Geological Report and have acquired a 100% ownership interest in the Crow Hill mineral claim. Richard A. Jeanne, Consulting Geologist, has prepared this Geological Report and reviewed all available exploration data completed on this mineral claim.

Mr. Jeanne is a geologist with offices at 3055 Natalie Street, Reno Nevada, 89509. He has a B.S.  in Geology from Northern Arizona University and an M.A. in Geology from Boston University with over 27 years experience since graduation.  Mr. Jeanne is a Certified Professional Geologist with the American Institute of Professional Geologists (Certificate Number 8397).

The property that is the subject of the Crow Hill mineral claim is undeveloped and does not contain any open-pit or underground mines which can be rehabilitated. There is no commercial production plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims. We have not yet commenced the field work phase of our initial exploration program.   Exploration is currently in the planning stages.  Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.  The details of the Geological Report are provided below.

Crow Hill Mineral Claim Geological Report, Dated January 9, 2008

A primary purpose of the geological report is to review information, if any, from the previous exploration of the mineral claims and to recommend exploration procedures to establish the feasibility of commercial production project on the mineral claims.  The summary report lists results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration.  The summary report also gave conclusions regarding potential mineralization of the mineral claims and recommended a further geological exploration program.

Exploration Potential of the Crow Hill Mineral Claim

The Crow Hill property is located within an area of widespread gold mineralization.  Four occurrences of gold have been discovered on the property by previous workers.  At the time this previous exploration was conducted, the price of gold was less that US$ 400 per ounce  and the grades encountered were not significant enough to justify continued exploration.  Today's gold prices exceed US$ 850 per ounce, so many deposits that were sub-economic in the 1980's and 1990's are now being reevaluated.

Much of the area east and south of the Crow Hill property is covered by current claims owned by various competitors. The extent of current exploration activities in the area is unknown to this author.  Potential for bonanza grade mineralization being discovered in the region is excellent.  The high grade sample that assayed 105.3 g/t Au reported by Noranda-Muscocho joint venture geologists was collected from quartz float on the east side of Micmac Lake, about 20 km south of Crow Hill.  The Micmac Lake area is currently covered by a competitor's valid claims.

Gold mineralization has been documented by Noranda-Muscocho geologists on the Crow Hill property.  Anomalies revealed by reconnaissance sampling were followed up by trenching and drilling. In the south zone, they recognized a 20 x 70 meter zone of quartz-sericite altered felsic volcanic rocks and a second, parallel zone to the east.  Analyses ranged to 1.03 g/t Au from a 12 m channel sample and 1.87 g/t Au over 11.0 m from a diamond drill hole.  From one of the trenches, a 1 m interval assayed 6.0 g/t Au and a grab sample yielded  16.0 g/t Au.  Samples of mineralized float from the area assayed up to 5.6 g/t Au.

The alteration zone in the northern part of the property, exposed by seven trenches, is up to 20 m wide and has been traced for a strike length of 365 m.  In addition to samples collected from the trenches, the zone was tested by two diamond drill holes.  Assays from channel samples from the north zone included 2.27 g/t Au over 8.0 m and 1.1 g/t over 10 m.  No analytical data from the drilling is reported.

The region is underlain by rocks of the Omineca tectonic belt.  West of the claim are the Rossland and Ymir group rocks of Early Jurassic age, and to the east are rocks of the North American Terrane comprised of the Middle Proterozoic Windermere Supergroup and Lower Cambrian Quartzite Range and Reno formations.  In the vicinity of the claim, and structurally overlying the Quartzite Range and Reno formations, are rocks of the Kootenay terrane comprised of the Lardeau Group and the Laib and Active formations.  The claim itself appears to be underlain by the Active Formation.

Access to the property can be gained by traveling north on highway 410 approximately 25 km from its intersection with Trans-Canada Highway 1 to a secondary road extending eastward toward Middle Arm.  At this point, highway 410 crosses two corners of the claim.  The secondary road crosses the north central portion of the claim block and 4x4 trails extending north and south from this road provide access to most of the property.

The area typically is blanketed with snow during the winter months but during the remainder of the year the climate is moderate.  The property is dotted with numerous ponds, streams and boggy areas.

Groceries and general supplies and services such as restaurants and lodging are available in the town of Baie Verte, about an hour's drive north from the property.  A power line parallels Route 410, from which electrical power could probably be obtained if necessary.  Naturally occurring surface water for drilling or other exploration needs should be readily available within a short distance from most any location on the property.

The claim is underlain by terrain of modest slopes and relief between the approximate elevations of 150 m and 400 m above sea level.  No visit to the property has been made by us or our consulting geologists, so the current extent of vegetative cover is uncertain.  Descriptions of the property, however, indicate that it is covered with a dense growth of spruce and balsam fir, with minor birch and aspen.

Recommendations From Our Consulting Geologist

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

Competition

The mineral exploration industry, in general, is intensely competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims.  We were incorporated on July 24, 2007 and our operations are not well-established.  Our resources at the present time are limited.  We may exhaust all of our resources and be unable to complete full exploration of the Crow Hill mineral claim.  There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities.   If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations.  These factors set forth above could inhibit our ability to compete with other companies in the industry and entered into production of the mineral claim if a commercial viable deposit is found to exist.

Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result our not receiving an adequate return on invested capital.

Compliance with Government Regulation

The main agency that governs the exploration of minerals in the Province of Newfoundland and Labrador is the Department of Natural Resources.

The Department of Natural Resources manages the development of Newfoundland and Labrador’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Department regulates and inspects the exploration and mineral production industries in Newfoundland and Labrador to protect workers, the public and the environment.

The material legislation applicable to Alba Mineral Exploration, Inc. is the Mineral Act of Newfoundland and Labrador. Any person who intends to conduct an exploration program on a staked or licensed area must submit prior notice with a detailed description of the activity to the Department of Natural Resources. An exploration program that may result in major ground disturbance or disruption to wildlife or wildlife habitat must have an Exploration Approval from the department before the activity can commence.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.  Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities.  Environmental remediation refers to the physical activity of taking steps to remediate, or remedy any environmental damage caused such as refilling trenches after sampling or cleaning up fuel spills.  Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground.  The amount of these costs is not known at this time because we do not know the extent of the exploration program we will undertake, beyond completion of the recommended exploration phase described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially-economic deposit is discovered.

Employees

We currently have no employees other than our president and CEO, Mr. Gibson. We conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We conduct our business operations in Canada through our wholly-owned Canadian subsidiary, Alba Mineral Exploration, Inc., an Alberta corporation (“Alba Canada”).  Alba Canada, which holds our interest in the Crow Hill mineral claim, was incorporated under the laws of the Province of Alberta on August 26, 2007.  Our sole officer and director, Mr. Owen Gibson, also serves as the sole officer and director of Alba Canada.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Property

Description of Property

The Crow Hill property is located on the Baie Verte Peninsula on Newfoundland Island, Canada.  It comprises 575 hectares (1421 acres), approximately centered at latitude 490 42’ 43" North, longitude 560 20’ 25" West (UTM Zone 21, 547565 Easting - 5506598 Northing).  It lies within the area covered by NTS map sheet 12H09.

Figure 1.  Location map of the Crow Hill property

Crow Hill property
Flat Water Pond
Gull Pond
Jacks Pond
Little Flat Water Pond
Middle Arm
Trap Pond
Kidney Pond
Wild Cove Pond
Route 410
Rattling Brook
Micmac Lake
King's Point
1/8/2008 4:01:15 PM NST, Department of Natural Resources, Newfoundland and Labrador

Figure 2.  Claim plan, Crow Hill property, outlined in blue.

Corporate Offices

Our corporate offices are located at 2 Mic Mac Place, Lethbridge, Alberta, Canada T1K 5H6. Our offices are provided at no cost.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “ABMX.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	n/a	n/a
September 30, 2008	n/a	n/a
June 30, 2008	n/a	n/a
March 31, 2008	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of March 10, 2009, we had 5,033,450 shares of our common stock issued and outstanding, held by 34 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Delaware General Corporation Law (the “DGCL”) provides that a corporation may pay dividends out of surplus, out the corporation's net profits for the preceding fiscal year, or both provided that there remains in the stated capital account an amount equal to the par value represented by all shares of the corporation's stock raving a distribution preference.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation or incentive plans at this time.

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

Our business plan is to proceed with the exploration of the Crow Hill mineral claim to determine whether there are commercially exploitable reserves of gold or other metals.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $24,580. We had $21,430 in working capital as of December 31, 2008.

Phase I will consist of a review of the geologic literature pertinent to the Crow Hill property, as well as on site surface reconnaissance, mapping, sampling, and geochemical analyses.  This phase of the program will cost approximately $11,290.  We currently anticipate commencing this phase of exploration in the Summer of 2009.

Phase II will entail on-site trenching, mapping and sampling, followed by geochemical analyses of the samples taken and compilation of the data.  The Phase II program will cost approximately $13,290.  We anticipate commencing this phase in the late Summer or early Fall of 2009.

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

In the event our board of directors, in consultation with our consulting geologist, chooses to conduct further mineral exploration programs beyond the initial program, we will require additional financing.  While we have sufficient funds on hand to cover the bulk of the currently planned exploration costs, we will require additional funding in order to cover our administrative expenses and undertake further exploration programs on the Crow Hill mineral claim and to cover all of our anticipated administrative expenses.

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

Results of Operations for the years ended December 31, 2008 and 2007

We have not earned any revenues since the inception of our current business operations.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses and net losses in the amount of $36,941 for the year ended December 31, 2008 (our first full fiscal year) and in the amount of $959 for the year ended December 31, 2007.  We have incurred total operating expenses and net losses in the amount of $37,900 from Inception on July 24, 2007 through December 31, 2008.  Our losses are attributable to operating expenses together with a lack of any revenues at our current state of development.  We anticipate our operating expenses will increase as we continue with our plan of operations.  The increase will be attributable to continuing with the geological exploration programs for our mineral claim.

Liquidity and Capital Resources

As of December 31, 2008, we had current assets in the amount of $21,430, consisting entirely of cash and current liabilities of $23,985. Thus, we had a working capital deficit of $2,555 as of December 31, 2008.

We do not anticipate earning revenues until such time that enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources our mineral property, or if such resources are discovered, that we will enter into commercial production.

Going Concern

We have not attained profitable operations and will be dependent upon obtaining financing to pursue significant exploration activities beyond those currently planned as outlined herein.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. Our ability to raise additional capital through the future issuances of the common stock or other methods is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2008.

Item 9A(T).  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Owen Gibson.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of March 10, 2009 and their present positions.

Name	Age	Position(s) and Office(s) Held
Owen Gibson	54	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Owen Gibson.  Mr. Gibson is our CEO, CFO, President, Secretary, Treasurer and sole director. Mr. Gibson is a graduate of the Alberta Institute of Technology with a degree in Business Administration, Marketing.  He was employed by McCain Foods Ltd. from 1979 to 1981, where he was responsible for retail and institutional sales in the Calgary area.  Mr. Gibson left McCain Foods Ltd. 1981 and worked for Canadian Landmasters Resource Services Ltd. of Calgary as a Land Agent in the oil and gas industry from 1981 to1983. In that position, he was responsible for acquiring surface leases, pipeline right of ways, and other rights throughout Alberta.  From 1983 to 1988, Mr. Gibson worked for UMA Engineering Ltd., Lethbridge, where he worked in their survey department and was contracted out to Irrigation Districts to negotiate land requirements for irrigation canal rehabilitation.  From 1988 to the present, Mr. Gibson has worked at Alberta Environment, Water Management Operations., an agency assigned with responsibility for managing, operating and maintaining the Provincially-owned water management infrastructure in Alberta.  He is currently Land and Contract Management Coordinator, Southern Region. In that position, he is responsible for administration of all the Water Management infrastructure land base and service contracts.

Directors

Our bylaws authorize no less than one (1) director.  We currently have one Director.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Code of Ethics

As of December 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with any of its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage mineral exploration business, the company has not paid any cash and/or stock compensation to its named executive officers

Our current named executive officer holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of his ability.   As our business and operations expand and mature, we may develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Owen Gibson, CEO, CFO, President, Secretary-Treasurer, & Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our named executive officers do not currently receive any compensation from the Company for their service as officers of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Owen Gibson	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Owen Gibson	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 10, 2009, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 5,033,450 shares of common stock issued and outstanding on March 10, 2009.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*

Common	Owen Gibson 2 Mic Mac Place Lethbridge, AB T1K 5H6	2,400,000	47.68%

Common	Total all executive officers and directors	2,400,000	47.68%

Common	5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$6,875	$0	$0	$0
2007	$2,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2008 and 2007

F-3	Statements of Operations for the years ended December 31, 2008 and 2007 and period from inception to December 31, 2008

F-4	Statement of Stockholders’ Equity for period from inception to December 31, 2008

F-5	Statements of Cash Flows for the years ended December 31, 2008 and 2007 and period from inception to December 31, 2008

F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended
23.1	Consent of Moore & Associates, Chtd., Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registration Statement on Form S-1/A filed April 23, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alba Mineral Exploration, Inc.

By:	/s/Owen Gibson
Owen Gibson President, Chief Executive Officer, and sole Director

March 31, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Owen Gibson
Owen Gibson President, Chief Executive Officer, and sole Director
March 31, 2009

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alba Mineral Exploration, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Alba Mineral Exploration, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and since inception on July 24, 2007 through December 31, 2007 and 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alba Mineral Exploration, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and since inception on July 24, 2007 through December 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has insufficient capital resources and inconsistent revenues, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
March 26, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	December 31, 2008	December 31, 2007

CURRENT ASSETS

Cash	$21,430	$34,386

Total Current Assets	21,430	34,386

OTHER ASSETS

Mineral properties	-	-

Total Other Assets	-	-

TOTAL ASSETS	$21,430	$34,386

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$23,985	$-

Total Current Liabilities	23,985	$-

STOCKHOLDERS' EQUITY

Common stock; 75,000,000 shares authorized, at $0.001 par value, 5,033,450 shares issued and outstanding	5,033	5,033
Additional paid-in capital	30,312	30,312
Deficit accumulated during the exploration stage	(37,900)	(959)

Total Stockholders' Equity	2,555	34,386

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,430	$34,386

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Operations

	For the Year Ended December 31, 2008	From Inception On July 24, 2007, Through December 31, 2007	From Inception on July 24, 2007 Through December 31, 2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	36,941	959	37,900

Total Operating Expenses	36,941	959	37,900

LOSS FROM OPERATIONS	(36,941)	(959)	(37,900)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(36,941)	$(959)	$(37,900)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,033,450	2,516,725

The accompanying notes are an integral part of these financial statements

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception on July 24, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on September 4, 2007	2,400,000	2,400	-	-	2,400

Common stock issued for cash at $0.01 per share on November 9, 2007	2,560,000	2,560	23,040	-	25,600

Common stock issued for cash at $0.10 per share on November 27, 2007	73,450	73	7,272	-	7,345

Net loss from inception through December 31, 2007	-	-	-	(959)	(959)

Balance, December 31, 2007	5,033,450	5,033	30,312	(959)	34,386

Net loss for the year ended December 31, 2008	-	-	-	(36,941)	(36,941)

Balance, December 31, 2008	5,033,450	$5,033	$30,312	$(37,900)	$2,555

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2008	From Inception on July 24, 2007 Through December 31, 2007	From Inception on July 24, 2007 Through December 31, 2008

OPERATING ACTIVITIES

Net loss	$(36,941)	$(959)	$(37,900)
Adjustments to reconcile net loss to cash flows
from operating activities:	-	-	-
Changes in operating assets and liabilites:
Accounts payable	23,985	-	23,985
Net Cash Used in
Operating Activities	(12,956)	(959)	(13,915)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	35,345	35,345

Net Cash Provided by
Financing Activities	-	35,345	35,345

NET INCREASE (DECREASE) IN CASH	(12,956)	34,386	21,430

CASH AT BEGINNING OF PERIOD	34,386	-	-

CASH AT END OF PERIOD	$21,430	$34,386	$21,430

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 1 – NATURE OF ORGANIZATION

a.	Organization and Business Activities

Alba Mineral Exploration, Inc. (the Company) was organized on July 24, 2007, under the laws of the State of Delaware, having the purpose of engaging in the mineral exploration and development. The Company became qualified in the Province of Alberta Canada on August 26, 2007.

b.	Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 to 7 years. Depreciation is computed using the straight-line method when assets are placed in service.  The Company has no fixed assets or depreciation expense.

c.	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

d.	Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be a cash equivalent.

e.	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

f.	Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  The Company has never recognized any revenue.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 1 – NATURE OF ORGANIZATION (CONTINUED)

a.	Organization Costs

The Company has expensed the costs of its incorporation.

b.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company has not incurred any advertising expense as of December 31, 2008 and 2007.

c.	Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000.  At December 31, 2008, the Company’s bank deposits did not exceed the insured amounts.

d.	Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. The Company has no common stock equivalents outstanding as of December 31, 2008 and 2007.

	For the Period Ended December 31, 2008	For the Period Ended December 31, 2007
Loss (numerator)	$(12,956)	$(959)
Shares (denominator)	5,033,450	2,516,725
Per share amount	$(0.00)	$(0.00)

e.	Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 1 – NATURE OF ORGANIZATION (CONTINUED)

k.           Income Taxes (Continued)
Net deferred tax assets consist of the following components as of December 31, 2008:

	For the Period Ended December 31, 2008	For the Period Ended December 31, 2007
Deferred tax assets
NOL Carryover	$5,427	$374
Valuation allowance	(5,427)	(374)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended December 31, 2008 and 2007.

	For the Period Ended December 31, 2008	For the Period Ended December 31, 2007
Book loss	$(5,053)	$(374)
Valuation allowance	5,053	374
	$-	$-

At December 31, 2008, the Company had net operating loss carry forwards of approximately $13,915 that may be offset against future taxable income through 2028.  No tax benefit has been reported in the December 31, 2008, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no income and generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. Management’s plans include using the proceeds from the private placement of shares of its common stock to development an inventory and a website for its products.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – STOCK OFFERING

The Company completed three stock offerings during the fiscal year ended December 31, 2007.  On September 4, 2007, the Company issued 2,400,000 shares of its common stock for cash at $0.001 per share.  On November 9, 2007, the Company issued 2,560,000 shares of its common stock for cash at $0.01 per share.  On November 27, 2007, the Company issued 73,450 shares of its common stock for cash at $0.10 per share.

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 5 - MINERAL PROPERTIES

The Company owns various gold claims in the Province of Newfoundland Canada. The claims were acquired from the Company’s founding shareholders.  They are recorded at the cost to the shareholders of $-0-.