Form 10-Q
period 2009-03-31
Alba Mineral Exploration
filed 2009-05-20
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,033,450 common shares as of May 14, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008;

F-2	Statements of Operations for the three months ended March 31, 2009 and March 31, 2008, and for the period from Inception on July 24, 2007 through March 31, 2009 (unaudited);

F-3	Statements of Stockholder’s Equity from inception on July 24, 2007 through March 31, 2009 (unaudited);

F-4	Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008, and for the period from Inception on July 24, 2007 through March 31, 2009 (unaudited)

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)

CURRENT ASSETS

Cash	$20,525	$21,430

Total Current Assets	20,525	21,430

OTHER ASSETS

Mineral properties	-	-

Total Other Assets	-	-

TOTAL ASSETS	$20,525	$21,430

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$26,485	$23,985

Total Current Liabilities	26,485	$23,985

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 75,000,000 shares authorized, at $0.001 par value, 5,033,450 shares issued and outstanding	5,033	5,033
Additional paid-in capital	30,312	30,312
Deficit accumulated during the exploration stage	(41,305)	(37,900)

Total Stockholders' Equity (Deficit)	(5,960)	(2,555)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,525	$21,430

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		From Inception on July 24, 2007 Through March 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	3,405	6,071	41,305

Total Operating Expenses	3,405	6,071	41,305

LOSS FROM OPERATIONS	(3,405)	(6,071)	(41,305)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(3,405)	$(6,071)	$(41,305)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,033,450	5,033,450

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception on July 24, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on September 4, 2007	2,400,000	2,400	-	-	2,400

Common stock issued for cash at $0.01 per share on November 9, 2007	2,560,000	2,560	23,040	-	25,600

Common stock issued for cash at $0.10 per share on November 27, 2007	73,450	73	7,272	-	7,345

Net loss from inception through December 31, 2007	-	-	-	(959)	(959)

Balance, December 31, 2007	5,033,450	5,033	30,312	(959)	34,386

Net loss for the year ended December 31, 2008	-	-	-	(36,941)	(36,941)

Balance, December 31, 2008	5,033,450	5,033	30,312	(37,900)	(2,555)

Net loss for the three months ended March 31, 2009 (unaudited)	-	-	-	(3,405)	(3,405)

Balance, March 31, 2009 (unaudited)	5,033,450	$5,033	$30,312	$(41,305)	$(5,960)

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the three Months Ended March 31,		From Inception on July 24, 2007 Through March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(3,405)	$(6,071)	$(41,305)
Adjustments to reconcile net loss to cash flows
from operating activities:
Changes in operating assets and liabilites:
Accounts payable	2,500	2,000	26,485
Net Cash Used in Operating Activities	(905)	(4,071)	(14,820)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	35,345

Net Cash Provided by Financing Activities	-	-	35,345

NET INCREASE (DECREASE) IN CASH	(905)	(4,071)	20,525

CASH AT BEGINNING OF PERIOD	21,430	34,386	-

CASH AT END OF PERIOD	$20,525	$30,315	$20,525

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ALBA MINERAL EXPLORATION, INC.
Notes to the Condensed Financial Statements
March 31, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended March 31, 2009 and March 31, 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include investing in and developing all types of businesses related to the mineral extraction industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ALBA MINERAL EXPLORATION, INC.
Notes to the Condensed Financial Statements
March 31, 2009 and December 31, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

         Recent Accounting Pronouncements

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

Results of Operations for the three months ended March 31, 2009 and March 31, 2008

We did not earn any revenues from inception on July 24, 2007 through the period ending March 31, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $41,305 from our inception on July 24, 2007 through the period ending March 31, 2009.  We incurred operating expenses and net losses and in the amount of $3,405 during the three months ended March 31, 2009, compared to operating expenses in the amount of $6,071 during the three months ended March 31, 2008.

Our operating expenses from inception through March 31, 2009 consisted entirely of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the recommended exploration work on our mineral claim.

Liquidity and Capital Resources

As of March 31, 2009, we had current assets in the amount of $20,525, consisting entirely of cash. We had liabilities in the amount of $26,485 as of March 31, 2009. Thus, we had a working capital deficit of $5,960 as of March 31, 2009.

We do not anticipate earning revenues until such time that enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources our mineral property, or if such resources are discovered, that we will enter into commercial production.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $5,960 as of March 31, 2009 and have accumulated a deficit of $41,305 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Owen Gibson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

Alba Mineral Exploration, Inc.
Date:	May 15, 2009

By: /s/Owen Gibson Owen Gibson Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director