Form 10-Q
period 2009-09-30
Bergio International, Inc.
filed 2009-11-17
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-150029

Bergio International, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12 Daniel Road E. Fairfield, New Jersey 07004
(Address of principal executive offices)

(973) 227-3230
(Issuer’s telephone number)
________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 51,703,500 common shares as of November 10, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited);
F-2	Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and for the period from inception (July 24, 2007) through September 30, 2009 (unaudited);
F-3 F-4

Statements of Stockholders’ Equity from inception (July 24, 2007) to September 30, 2009 (unaudited)

Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from inception (July 24, 2007) through September 30, 2009 (unaudited);

F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

BERGIO INTERNATIONAL, INC.
(FKA ALBA MINERAL EXPLORATION INC.)
An Exploration Stage Company
Balance Sheets

ASSETS

	September 30, 2009	December 31, 2008
	(unaudited)

CURRENT ASSETS

Cash	$16,669	$21,430

Total Current Assets	16,669	21,430

OTHER ASSETS

Net assets of discontinued operations	-	-

Total Other Assets	-	-

TOTAL ASSETS	$16,669	$21,430

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$26,985	$23,985

Total Current Liabilities	26,985	$23,985

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 75,000,000 shares authorized,
at $0.001 par value, 5,033,450
shares issued and outstanding	5,033	5,033
Additional paid-in capital	30,312	30,312
Deficit accumulated during the exploration stage	(45,661)	(37,900)

Total Stockholders' Equity (Deficit)	(10,316)	(2,555)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$16,669	$21,430

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
(FKA ALBA MINERAL EXPLORATION INC.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on July 24,
	For the Three Months Ended		For the Nine Months Ended		2007 Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	-	-	-	-	-

Total Operating Expenses	-	-	-	-	-

LOSS FROM OPERATIONS	-	-	-	-	-
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	-	-	-	-	-
DISCONTINUED OPERATIONS	(1,935)	(505)	(7,761)	(9,609)	(45,661)

NET LOSS	$(1,935)	$(505)	$(7,761)	$(9,609)	$(45,661)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,033,450	5,033,450	5,033,450	5,033,450

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
(FKA ALBA MINERAL EXPLORATION INC.)
(An Exploration Stage Company)
Statements of Stockholders' Deficit
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on
July 24, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.001 per share
on September 4, 2007	2,400,000	2,400	-	-	2,400

Common stock issued for
cash at $0.01 per share
on November 9, 2007	2,560,000	2,560	23,040	-	25,600

Common stock issued for
cash at $0.10 per share
on November 27, 2007	73,450	73	7,272	-	7,345

Net loss from inception
through December 31, 2007	-	-	-	(959)	(959)

Balance, December 31, 2007	5,033,450	5,033	30,312	(959)	34,386

Net loss for the year ended
December 31, 2008	-	-	-	(36,941)	(36,941)

Balance, December 31, 2008	5,033,450	5,033	30,312	(37,900)	(2,555)

Net loss for the nine months
ended September 30, 2009	-	-	-	(7,761)	(7,761)

Balance, September 30, 2009	5,033,450	$5,033	$30,312	$(45,661)	$(10,316)

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
(FKA ALBA MINERAL EXPLORATION INC.)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on July 24,
	For the Nine Months Ended		2007 Through
	September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(7,761)	$(8,109)	$(45,661)
Adjustments to reconcile net loss to cash flows
from operating activities:
Changes in operating assets and liabilites:
Accounts payable	3,000	-	26,985
Net Cash Used in
Operating Activities	(4,761)	(8,109)	(18,676)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	35,345

Net Cash Provided by
Financing Activities	-	-	35,345

NET INCREASE (DECREASE) IN CASH	(4,761)	(8,109)	16,669

CASH AT BEGINNING OF PERIOD	21,430	34,386	-

CASH AT END OF PERIOD	$16,669	$26,277	$16,669

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
(fka Alba Mineral Exploration, Inc.)
Notes to Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

BERGIO INTERNATIONAL, INC.
(fka Alba Mineral Exploration, Inc.)
Notes to Financial Statements

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

BERGIO INTERNATIONAL, INC.
(fka Alba Mineral Exploration, Inc.)
Notes to Financial Statements

          NOTE 4 – SUBSEQUENT EVENTS

On October 19, 2009, in accordance with the Exchange Agreement dated October 19, 2009 the Company acquired all of the issued and outstanding shares of Diamond Information Institute, Inc. (DII), which resulted in a parent-subsidiary relationship. In exchange for all of the issued and outstanding shares of DII, the shareholders of DII received 2,585,175 shares of the Company’s  common stock which represented approximately 60% of the outstanding common stock following the Acquisition. Concurrently, the Company’s name was changed to Bergio International, Inc.

There were 5,033,450 shares of the Company’s common stock outstanding before giving effect to the stock issuances in the Acquisition and the cancellation of 3,310,000 shares by Mr. Owen Gibson and certain other shareholders. Following these events, there were 4,308,625 shares outstanding, including:

Shares                                               Held by:
2,585,175                                           DII Shareholders
1,723,450                                           Existing shareholders

 The Company has analyzed its operations subsequent to September 30, 2009 through November 16, 2009 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 5 – DISCONTINUED OPERATIONS

 In September 2009, the Company determined to discontinued its mineral exploration activities. The Company subsequently agreed to return those mineral properties to Mr. Owen Gibson in exchange for 3,310,000 shares of the Company’s common stock. Accordingly, The Company’s financial statements have been restated to show its mineral exploration activities as discontinued operations. The Company has no assets or liabilities related to the discontinued operations as of September 30, 2009. The Company’s Statements of Operations prior to restatement for discontinued operations are as follows:

Statements of Operations
			From Inception
			on July 24,
	For the Nine Months Ended		2007 Through
	September 30,		September 30,
	2009	2008	2009
REVENUES	$-	$-	$-
OPERATING EXPENSES
General and administrative	7,761	9,609	45,661
Total Operating Expenses	7,761	9,609	45,661
LOSS FROM OPERATIONS	(7,761)	(9,609)	(45,661)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(7,761)	$(9,609)	$(45,661)

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Overview

We were incorporated on July 24, 2007 as Alba Mineral Exploration, Inc. under the laws of the state of Delaware.  We formed a wholly-owned subsidiary, also known as Alba Mineral Exploration, Inc. (“AME”), an Alberta corporation.  AME was formed to conduct our originally planned mineral exploration on the Crow Hill mineral claim located on the Baie Verte Peninsula on Newfoundland Island, Canada.

In October 2009, subsequent to our reporting period, we acquired the business operations of Diamond Information Institute, Inc., a New Jersey corporation.  As a result of this transaction, we abandoned our prior business plan to develop the Crown Hill claim, in order to pursue what we perceive to be the superior opportunity presented by the acquired company.  Consequently, we have transferred the rights to AME to our former officer and director, Owen Gibson, and certain of our prior shareholders. These transactions are more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2009, which is incorporated herein by reference.

We are now in the business of designing and manufacturing upscale jewelry.We relocated our principal executive offices to 12 Daniel Road E. Fairfield, New Jersey 07004, and our telephone number is now (973) 227-3230.  We have also changed our name from Alba Mineral Exploration, Inc. to Bergio International, Inc., and have discontinued all prior business operations in favor of the business plan and operations of the acquired operations which will be our only significant operations going forward.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Unless specifically noted otherwise, the information and discussions contained in this quarterly report on Form 10-Q reflect the financial condition and results of operations of Alba Mineral Exploration, Inc., a Delaware corporation, and its subsidiary, Alba Mineral Exploration, Inc., an Alberta corporation, for the period ended September 30, 2009.

We did not earn any revenues from inception on July 24, 2007 through the period ending September 30, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $45,661 from our inception on July 24, 2007 through the period ending September 30, 2009.  We incurred operating expenses and net losses and in the amount of $1,935 during the three months ended September 30, 2009, compared to operating expenses and net losses in the amount of $505 during the three months ended September 30, 2008. We incurred operating expenses and net losses and in the amount of $7,761 during the nine months ended September 30, 2009, compared to operating expenses and net losses in the amount of $9,609 during the nine months ended September 30, 2008. Our operating expenses from inception through September 30, 2009 consisted entirely of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the recommended exploration work on our mineral claim.

Liquidity and Capital Resources

As of September 30, 2009, we had current assets in the amount of $16,669, consisting entirely of cash. We had current liabilities in the amount of $26,985 as of September 30, 2009. Thus, we had a working capital deficit of $10,316 as of September 30, 2009.

We do not anticipate earning revenues until such time that enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources our mineral property, or if such resources are discovered, that we will enter into commercial production.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital deficit of $10,316 as of September 30, 2009 and have accumulated a deficit of $45,661 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Berge Abajian.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the period ended September 30, 2009.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

BERGIO INTERNATIONAL, INC.

Date:	November 16, 2009

By: /s/Berge Abajian Berge Abajian Title: Chief Executive Officer and Chief Financial Officer