Form 10-K
period 2009-12-31
Bergio International, Inc.
filed 2010-04-15
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-150029

Bergio International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1338257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12 Daniel Road E. Fairfield, New Jersey	07004
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (973) 227-3230

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  72,845,052 as of April 12, 2010.

 PART I

Item 1.   Business
Company Overview

We were incorporated as “Alba Mineral Exploration, Inc.” on July 24, 2007, in the State of Delaware for the purpose of engaging in mineral properties. On October 19, 2009, we entered into the Exchange Agreement with Diamond Information Institute, whereby we acquired all of the issued and outstanding common stock of Diamond Information Institute and have changed the name of the Company to Bergio International.

As a result of entering into the Exchange Agreement, we have determined to pursue the business plan of Diamond Information Institute. We are now in the business of designing and manufacturing upscale jewelry.

Our Business

We are entering into our 20th year of operations and concentrate on boutique, upscale jewelry stores.  We currently sell our jewelry to approximately 150 independent jewelry retailers across the United States and have spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995.  We have manufacturing control over our line as a result of having a manufacturing facility in New Jersey as well as subcontracts with facilities in Italy and Bangkok.

It is our intention to establish Bergio International as a holding company for the purpose of acquiring established jewelry design and manufacturing firms who possess branded product lines.  Branded product lines are products and/or collections whereby the jewelry manufacturers have established their products within the industry through advertising in consumer and trade magazines as well as possibly obtaining federally registered trademarks of their products and collections.  This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products.

We intend to acquire design and manufacturing firms throughout the United States and Europe.  If and when we pursue any potential acquisition candidates, we intend to target the top 10% of the world’s jewelry manufactures that have already created an identity and brand in the jewelry industry.  We intend to locate potential candidates through our relationships in the industry and expect to structure the acquisition through the payment of cash, which will most likely be provided from third party financing, as well as our common stock but not cash generated from our operations.  In the event we obtain financing from third parties for any potential acquisitions, Bergio International may agree to issue our common stock in exchange for the capital received.  However, as of the date of this annual report, we do not have any binding agreements with any potential acquisition candidates or arrangements with any third parties for financing.

Principal Products and Services

We have historically sold our products directly to distributors, retailers and other wholesalers, who then in turn sell their products to consumers through retail stores.  Independent retail jewelers that offer the current Bergio line are not under formal contracts and most sell competing products.

Our products consist of a wide range of unique styles and designs made from precious metals such as gold, platinum and Karat gold, as well as other precious stones.  We continuously innovate and change our designs based upon consumer trends and as a result of new designs being created we believe we are able to differentiate ourselves and strengthen our brands.  We sell our products to our customers at price points that reflect the market price of the base material plus a markup reflecting our design fee and processing fees.

Each year, most jewelry manufacturers bring new products to market. We believe that we are a trendsetter in jewelry manufacturing.  As a result, we come out with a variety of products throughout the year that we believe have commercial potential to meet what we feel are new trends within the industry.  The “Bergio” designs consist of upscale jewelry that includes white diamonds, yellow diamonds, pearls, and colored stones, in 18K gold, platinum, and palladium.  We currently design and produce approximately 50 to 75 product styles.  Prices for our products range from $400 to $200,000.

Our product range is divided into three fashion lines: (i)18K gold line, (ii) a bridal line, and (iii) a couture and/or one of kind pieces. Our officer and director, Mr. Abajian, consults regularly with the design teams of his Italian manufacturers, which usually results in a constant continuation of new products and sometimes entire lines being developed.  Typically, new products come on line approximately every 3 months and most recently, Bergio International introduced its latest collection “Power in Pink”, which launched in April 2008 and consists of approximately 35 pieces made with pink gold and diamonds.  Depending on the timing and styling at any point in time, our products and collections would fall in one of the various categories shown below:

1.	Whimsical. The whimsical line includes charms, crosses and other “add-on” pieces.

2.
Middle. The proposed middle line will consist of fashion jewelry utilizing colored stones, diamonds and pearls applied to a variety of applications such as necklaces, pendants, earrings, bracelets and rings. The metals that we intend to use for the Middle line include platinum, 18K white & yellow gold.

3.
Couture. The Couture line is our most luxurious line, and consists of one of a kind pieces, new showcase products each year, and predominantly utilizes diamonds, platinum and other precious metals and stones of the highest grade and quality available.

4.
Bridal. The Bridal line is our core business. We attempt to stay on the forefront of trends and designs in the bridal market with the latest in wedding sets, engagement rings and wedding bands for both men and women.

Each year, we attempt to expand and/or enhance these lines, while constantly seeking to identify trends that we believe exist in the market for new styles or types of merchandise.  Design and innovation are the primary focus of our manufacturing and we are less concerned with the supply and capacity of raw materials.  Over the last 19 years, Mr. Abajian has been the primary influencer over the Bergio collections.  Mr. Abajian with his contacts, which are located mostly overseas, regularly meets to discuss, conceptualize and develop Bergio’s various products and collections.  When necessary, additional suppliers and design teams can be brought in as the market needs dictate. Management intends to maintain a diverse line of jewelry to mitigate concentration of sales and continuously expand our market reach.

Distribution Methods and Marketing

We continue to devote our efforts towards brand development and utilize marketing concepts in an attempt to enhance the marketability of our products.  During the past several years, we have carried out our brand development strategy based on our product quality and design excellence, which is highlighted through our sales personnel.  We have established significant networks and relationships with retailers which allow our products to be promoted and sold nationwide.  We maintain a broad base of customers and concentrate on retailers that sell fashionable and high end jewelry.  We also work with our customers to adjust product strategies based on the customer’s feedback to try and decrease the likelihood of overstocked or undesired products.

We intend to further promote our products and brand by participating in trade shows and various exhibitions, consumer and trade advertisements, billboard advertisements, as well as make specialty appearances in retail stores carrying our products.

Sources and Availability of Raw Materials and Principal Suppliers

Most of the inventory and raw materials we purchase occurs through our manufacturers located in Europe.  The inventory that we directly maintain is based on recent sales and revenues of our products but ultimately is at the discretion of Mr. Abajian and his experience in the industry.  Our inventories are commodities that can be incorporated into future products or can be sold on the open market.  Additionally, we perform physical inventory inspections on a quarterly basis to assess upcoming styling needs and consider the current pricing in metals and stones needed for our products.

We acquire all raw gemstones, precious metals and other raw materials used for manufacturing our products on the open market.  We are not constrained in our purchasing by any contracts with any suppliers and acquire raw material based upon, among other things, availability and price on the open wholesale market.

Approximately 80% of our product line is contracted to manufacturing suppliers in Italy, who then procure the raw materials in accordance with the specifications and designs submitted by Bergio International.  However, the general supply of precious metals and stones used by us can be reasonably forecast even though the prices will fluctuate often.  Any price differentials in the precious metals and stones will typically be passed on to the customer.

For the raw materials not procured by contracted manufacturers, we have approximately 5 suppliers that compete for our business, with our largest gold suppliers being Carrera Casting and Metro Gold.  Most of our precious stones are purchased from C. Mahandra & Sons and EFD.  We do not have any formal agreements with any of our suppliers but have established an ongoing relationship with each of our suppliers.

Customers

During the year ended December 31, 2009, Shane & Co. accounted for approximately 5% of our annual sales.

Intellectual Property

Bergio is a federally registered trademarked name that we own.  Since the first trademark of “Bergio” was filed all advertising, marketing, trade shows and overall presentation of our product to the public has prominently displayed this trademark.  As additional lines are designed and added to our products, we may trademark new names to distinguish the particular products and jewelry lines.

Personnel

At December, 2009, we had 3 full-time employees and 2 part-time employees.  Of our current employees, 1 is sales and marketing personnel, 2 are manufacturing and 2 hold administrative and executive positions.  No personnel are covered by a collective bargaining agreement.  Our relationship with our employees is believed to be good.  We intend to use the services of independent consultants and contractors when possible or until we are able to hire personnel in house.

Competition and Market Overview

The jewelry design and manufacturer’s industry is extremely competitive and has low barriers to entry.  We compete with other jewelry design and manufacturers of upscale jewelry to the retail jewelry stores.  There are over 4,000 jewelry design and manufacturer’s companies, several of which have greater experience, brand name recognition and financial resources than Bergio International.

Our management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to ensure a competitive measure.  Recently the U.S. economy has encountered a slowdown and Bergio International anticipates the U.S. economy will most likely remain weak at least through the end of 2010. Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy.  Consumer spending for discretionary spending generally declines during times of falling consumer confidence, which may affect our retail sale of our products.  U.S. consumer confidence reflected these slowing conditions throughout 2008.  The impact of the slowing U.S. economy is not usually known until the second quarter of any given year in our industry thus it is hard to estimate the actual impact the slowing economy will have on our business.

According to the United States Department of Commerce outlook in 2008, the United States apparent consumption of precious metal jewelry was expected to grow over the next few years at a slow but steady rate, before picking up considerably in 2010.  A stronger economy, more spending by the baby boomers and young professionals with an overall trend toward luxury products will lead to future growth.  From 2007 to 2011, apparent consumption of precious metal jewelry is expected to increase by an average of 3.9% per year, totaling $14.0 billion in 2011.  Therefore, we intend to make strong efforts to maintain our brand in the industry through our focus on the innovation and design of our products as well as being able to consolidate and increase cost efficiency when possible through acquisitions.

Environmental Regulation and Compliance

The United States environmental laws do not materially impact our manufacturing operations as a result of having a large majority of our jewelry manufacturing being conducted overseas.

In fact, approximately 80% of our manufacturing is contracted to quality suppliers in the vicinity of Valenza, Italy with the remaining 20% of setting and finishing work being conducted in Bergio International’s Fairfield, New Jersey facility.  The setting and finishing work done in our New Jersey facility involves the use of precision lasers, which use soap and water rather than soldering.  Also a standard polishing compound is used for the finishing work but it does not have a material impact on our cost and effect of compliance with environmental laws.

Government Regulation

Currently, we are subject to all of the government regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety, labor relations, and disadvantaged businesses.   In addition, our operations are affected by federal and state laws relating to marketing practices in the retail jewelry industry. We are subject to the jurisdiction of federal, various state and other taxing authorities.  From time to time, these taxing authorities review or audit our business.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports, statements, or other information we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington D.C. 20549. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the U.S. Securities and Exchange Commission at www.sec.gov.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Currently, we have a 1,730 square feet design and manufacturing facility located in Fairfield, New Jersey, which is currently being leased until August 31, 2010.  We also rent office space at this facility.  We pay approximately $2,200 per month.  Since a majority of the manufacturing is conducted by sub-contractors in Italy, the current space is presently adequate for the performance of all company functions, which includes minimal manufacturing, design and administrative needs.

Additionally, we anticipate opening additional offices and/or design facilities in other locations as we continue to implement our business plan throughout the United States, when and if any acquisitions are completed in the future.  At the current time, our expansion plans are in the preliminary stages with no formal negotiations being conducted.  Most likely no expansions will take place until additional revenues can be achieved or additional capital can be raised to help offset the costs associated with any expansion.

Item 3.   Legal Proceedings

Aside from the following, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On February, 4, 2010, the Superior Court for the State of California approved an Order Approving Stipulation for Settlement of Claim in Socius CG II, Ltd. v. Bergio International Inc.  The order states that in full and final settlement of the claim against us in the total amount of $700,000 -- which Socius CG II, Ltd. (“Socius”) purchased from Columbia Bank arising out of a loan by Columbia Bank to us (through Diamond Information Institute, Inc., our susbdiary) in the principal amount of $700,000 -- we will issue and deliver to Socius 5,700,000 shares of our common stock, par value $0.01 per share, subject to adjustment as set forth in the order.

Effective on April 6, 2010, the Board of Directors of Bergio International, Inc., a Delaware corporation (the "Company") authorizied the issuance of 7,800,000 shares of common stock of the Company to Socius CG II, Ltd. (“Socius). The 7,800,000 shares of common stock were issued to Socius in connection with the settlement of debt in the aggregate amount of $274,000.41 (the “Claim”). The Claim is evidenced by that certain order approving stipulation for settlement of claims dated approximately April 6, 2010 between Socius, as plaintiff, and the Corporation, as defendant, Civil Case No. BC435032 in the Superior Court of the State of California for the County of Los Angeles, Central District (the “Order of Stipulation of Settlement”).

The Claim consists of certain debt which was purchased by Socius pursuant to those certain claims purchase agreements representing the following creditors: (i) $21,663.57 in debt due and owing to Carrea Castng Corp.; (ii) $12,8000.00 in debt due and owing to Cybel Trading Corporation; (iii) $174,249.00 in debt due and owing to Moore Stephens PC; (iv) $22,725.00 in debt due and owing to Salerno, Gannon & Angelo PC; (v) $10,140.44 in debt due and owing to Om Color Diamonds Inc.; and (vi) $5,422.40 in debt due and owing to Willis FAJS – Midtown NY. In accordance with the terms and provisions of the Order of Stipulation of Settlement, the Claim is to be satisfied in full by the issuance to Socius of 7,800,000 shares of free-trading common stock.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “BRGO.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	0.92	0.44
September 30, 2009	0.00	0.00
June 30, 2009	0.00	0.00
March 31, 2009	0.00	0.00

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	0.00	0.00
September 30, 2008	0.00	0.00
June 30, 2008	0.00	0.00
March 31, 2008	0.00	0.00

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

Holders of Our Common Stock

As of December 31, 2009, we had 39 active shareholders of record pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

In connection with the Share Exchange Agreement dated October 19, 2009, the previous shareholders of Diamond Information Institute, Inc. received 2,585,175 shares of our common stock (31,022,100 shares post 12 for 1 split). The 2,585,175 shares of our common stock which were issued to the former holders of common stock of Diamond Information Institute, Inc. were done so in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

In February 2010, through an agreement with Socius CG II, Ltd (“Socius”), we settled a $700,000 payment of our credit line with Columbia Bank with the issuance of 5,700,000 shares of common stock (subject to adjustment) to Socius. The offer and sale of the securities above were effected in reliance on Section 3(a)(10) of the Securities Act of 1933 based on the court’s approval of the issuance of the shares and that the terms and conditions of the exchange of the shares for the release of the claims was fair, reasonable and adequate (procedurally and substantively) to the plaintiffs.

In January 2010, we finalized a securities purchase agreement with Tangiers Investors, LP (“Tangiers”) pursuant to which at our discretion we can periodically sell to Tangiers shares of common stock up to a maximum purchase of $25,000,000.  The selling price will be 88% of the lowest volume weighted average price, as defined in the agreement, for the five days immediately following the notice of sale date. In addition, we issued Tangiers 1,111,111 shares of common stock valued at $500,000 for a one-time commitment fee. The shares of our common stock were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act, and Rule 506 promulgated thereunder.

In January 2010, through two agreements with Caesar Capital Group, LLC (Caesar”), we settled approximately $250,000 and $152,000 of stockholder loans through the issuance of 1,086,956 and 798,731 shares of common stock to Caesar.  The shares of our common stock were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act, and Rule 506 promulgated thereunder.

In March 2010, we settled approximately $247,000 in payables with the issuance of 7,800,000 shares of common stock to Socius and we continue to work with Socius on the settlement of an additional approximate $750,000 of debt through the issuance of equity securities. The offer and sale of the securities above were effected in reliance on Section 3(a)(10) of the Securities Act of 1933 based on the court’s approval of the issuance of the shares and that the terms and conditions of the exchange of the shares for the release of the claims was fair, reasonable and adequate (procedurally and substantively) to the plaintiffs.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

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

Overview

We were incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc. On October 21, 2009, as a result of a Share Exchange Agreement with Diamond Information Institute, Inc. (“Diamond”) (defined below), the corporate name was changed to Bergio International, Inc. and we implemented a 12 for 1 forward stock split of our common shares. All share and per share data has been adjusted to reflect such stock split. Our business now represents the business of Diamond. Diamond had minimal activity until 1995 when it began in the business of jewelry manufacturing under the name Diamond Information Institute (“d/b/a Bergio”).  Since 1995 Diamond has been engaged in the design and manufacture of upscale jewelry. We will continue these ongoing operations. We sell to approximately 150 independent jewelry retailers across the United States under the brand name Bergio. Our corporate office is located in Fairfield, New Jersey.

On October 19, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”), with Diamond, a New Jersey corporation. Pursuant to the Exchange Agreement we acquired all the issued and outstanding common stock of Diamond, and Diamond became a wholly-owned subsidiary. In addition, we acquired all Diamond’s assets and liabilities effective as of the date of the Exchange Agreement. Per the Exchange Agreement, we issued 31,022,100 (2,585,175 pre-split) shares of our common stock to the shareholders of Diamond (approximately .21884 pre-split shares of Company common stock for each share of Diamond common stock), representing approximately 60% of our aggregate issued and outstanding common stock following the closing of the Exchange Agreement and the Stock Agreement (defined below). The acquisition of Diamond was treated as a recapitalization, and the business of Diamond became our business. At the time of the recapitalization, we were in the exploration development stage and was not engaged in any active business. The accounting rules for recapitalizations require that beginning October 19, 2009, the date of the recapitalization, the balance sheet reflects the consolidated assets and liabilities of Bergio International, Inc. and the equity accounts were recapitalized to reflect the newly capitalized company. The results of operations reflect the operations of Diamond for all periods presented.

In conjunction with the Exchange Agreement, on October 20, 2009 we entered into a Stock Purchase Agreement (the “Stock Agreement”) with certain stockholders of our company (the “former stockholders”). Pursuant to the Stock Agreement, we sold our 100% interest in Alba Mineral Exploration, Inc., an Alberta, Canada corporation (“Alba Canada”) to the former stockholders for nominal consideration and the cancellation of all of the shares of common stock of our company then owned by the former stockholders.  As a result, a total of 39,720,000 (3,310,000 pre-split) shares were cancelled.

Overview of Current Operations

Our products consist of a wide range of unique styles and designs made from precious metals such as, gold, platinum, and Karat gold, as well as diamonds and other precious stones.  We have approximately 50 to 75 product styles in our inventory, with prices ranging from $400 to $200,000.  Additionally, we have manufacturing control over our line as a result of having a manufacturing facility in New Jersey as well as subcontracts with facilities in Italy and Bangkok.

We intend to acquire design and manufacturing firms throughout the United States and Europe.  If and when we pursue any potential acquisition candidates, we intend to target the top 10% of the world’s jewelry manufactures that have already created an identity and brand in the jewelry industry.  We intend to locate potential candidates through our relationships in the industry and expect to structure the acquisition through the payment of cash, which will most likely be provided from third party financing, as well as the Company’s common stock and not cash generated from the our operations. In the event, we obtain financing from third parties for any potential acquisitions; we may agree to issue the Company’s common stock in exchange for the capital received.

In September 2009, we executed an Asset Purchase Agreement (the “Agreement”) with Mario Panelli & C., s.a.s. (the “Seller”), an Italian company, to acquire substantially all of the assets of the Seller at an amount equal to 100% of the book value of such assets, as defined in the Agreement. The Agreement is pending our closing on financing.

Our management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to ensure a competitive measure.  Recently the U.S. economy has encountered a slowdown and we anticipate the U.S. economy will most likely remain weak at least through most of 2010.  Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy.  Consumer spending for discretionary spending generally decline during times of falling consumer confidence, which may affect the retail sales of our products.  U.S. consumer confidence reflected these slowing conditions during the last quarter of 2007 and has been carried forward throughout the year of 2009. Therefore, we intend to make strong efforts to maintain our brand in the industry through our focus on the innovation and design of our products as well as being able to consolidate and increase cost efficiency when possible through acquisitions.

Result of Operations for the Years Ended December 31, 2009 and 2008

The following income and operating expenses tables summarize selected items from the statement of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

INCOME:

	Years Ended December 31,		Increase/
	2009	2008	(Decrease)

Sales – net	$975,354	$1,385,620	(30%)

Cost of Sales	690,708	847,976	(19%)

Gross Profit	$284,646	$537,644	(47%)

Gross Profit as a Percentage of Revenue	29%	39%	(26%)

Sales

Net sales for the year ended December 31, 2009 were $975,354 compared to $1,385,620 for the year ended December 31, 2008.  This resulted in a decrease of approximately $410,000 or 30% from the comparable period.  The decrease is primarily due to the lack of consumer confidence in the U.S. economy which began in 2008. Such lack of confidence has resulted in a slowdown in discretionary spending which has continued to negatively affect our sales from the second half of 2008 throughout fiscal 2009.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the year ended December 31, 2009 was $690,708 a decrease of approximately $157,000, or 19%, from $847,976 for the year ended December 31, 2008.  Although total cost of sales decreased, which was reflective of the decrease in sales, as a percentage of sales costs increased due to higher commodity prices in 2009.

Gross Profit:

During the year ended December 31, 2009, our gross profit as a percentage of sales was 29%, compared to a gross profit as a percentage of sales of 39% for the year ended December 31, 2008.  Our decreased gross profit during 2009 was a result of higher commodity prices.

OPERATING EXPENSES:

	Years Ended December 31,		Increase/
	2009	2008	(Decrease)

Selling Expenses	$212,709	$368,664	(42%)

Total General and Administrative Expenses	576,708	1,262,623	(54%)

Total Operating Expenses	$789,417	$1,631,287	(52%)

Net Loss	$(597,725)	$(1,106,856)	(46%)

Selling Expenses

Total selling expenses were $212,709 for the year ended December 31, 2009, which was approximately a 42% decrease from $368,664 for the year ended December 31, 2008.  Selling expenses include advertising, trade show expenses and selling commissions.  The decrease in selling expenses during the year ended December 31, 2009 compared to the year ended December 31, 2008 was a result of decreased advertising and travel expenses under the Company’s cost saving programs implemented in 2008.

General and Administrative Expenses

General and administrative expenses were $576,708 for the year ended December 31, 2009 versus $1,262,623 for the year ended December 31, 2008.  The decrease in general and administrative expenses is due primarily to a decrease in professional fees due to certain filings in 2008 related to being a publicly-traded company.  Included in professional fees in 2008 was a non-cash charge related to stock based compensation of $450,000, which decreased to $48,000 in 2009.  Also included in general and administrative expenses 1n 2008 were share-based compensation of $317,500 and non-cash stock based expense for computer services in the amount of $14,000. Total non-cash stock based compensation was $781,500 in 2008 compared to $68,000 in 2009.

Loss from Operations

During the year ended December 31, 2009, we had a loss from operations totaling $504,771 which was a decrease of approximately $589,000 (54%) from the loss of $1,093,643 for the year ended December 31, 2008.  The primary contributing factor for the decrease in our loss from operations was reductions in selling and general and administrative expenses, as discussed above.

Other Expense / Income

Other Expense / Income is comprised primarily of interest incurred on bank lines of credit, corporate credit cards, term loans and capital leases in connection with operations related to manufacturing and indirect operating expenses offset by miscellaneous income.  Interest expense decreased from $103,715 in 2008 to $93,350 in 2009 primarily due to lower interest rates on credit lines and credit cards.

Income Tax (Benefit) Provision

The Company reported an income tax benefit of $89,133 for the year ended December 31, 2008, which resulted from the utilization of loss carryforwards to offset taxable income generated from our change in accounting method from cash to accrual basis in 2008. There was no income tax benefit in 2009. The decrease in the tax benefit is attributable to the valuation allowance of 100% of our deferred tax asset.

Net Loss

The Company incurred a net loss of $597,725 for the year ended December 31, 2009 versus a net loss of $1,106,856 for the year ended December 31, 2008.  This was a decrease of $509,000 (46%) in our net loss from the comparable period.  Our decrease in net loss is directly attributable to our reduction in selling and general administrative expenses which we resulted from our cost reduction measures implemented in 2008.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2009 compared to December 31, 2008.

	December 31,		Increase/
	2009	2008	Decrease

Current Assets	$1,722,903	$2,079,321	$(356,418)

Current Liabilities	$2,100,386	$1,996,988	$103,398

Working Capital	$(377,483)	$82,333	$(459,816)

As of December 31, 2009, we had a cash overdraft of $13,717, compared to a cash overdraft of $7,345 at December 31, 2008.  Over the next twelve months we believe that our existing capital combined with cash flow from operations will be sufficient to sustain our current operations. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Subsequent to year end, we entered into various debt restructuring and financing agreements as follows:

In February 2010, through an agreement with Socius CG II, Ltd (“Socius”), we settled a $700,000 payment of our credit line with Columbia Bank with the issuance of 5,700,000 shares of common stock (subject to adjustment) to Socius.

In January 2010, we finalized a securities purchase agreement with Tangiers Investors, LP (“Tangiers”) pursuant to which at our discretion we can periodically sell to Tangiers shares of common stock up to a maximum purchase of $25,000,000.  The selling price will be 88% of the lowest volume weighted average price, as defined in the agreement, for the five days immediately following the notice of sale date. In addition, we issued Tangiers 1,111,111 shares of common stock valued at $500,000 for a one-time commitment fee.

In January 2010, through two agreements with Caesar Capital Group, LLC (Caesar”), we settled approximately $250,000 and $152,000 of stockholder loans through the issuance of 1,086,956 and 798,731 shares of common stock to Caesar.

In March 2010, we settled approximately $247,000 in payables with the issuance of 7,800,000 shares of common stock to Socius and we continue to work with Socius on the settlement of an additional approximate $750,000 of debt through the issuance of equity securities.

Accounts receivable at December 31, 2009 and 2008 was $341,695 and $713,194, respectively, representing a decrease of 52%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.  The decrease in accounts receivable from December 31, 2008 to December 31, 2009 is primarily attributable to the decreased sales.

Inventory at December 31, 2009 and 2008 was $1,378,271 and $1,326,989, respectively. Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued expenses at December 31, 2009 were $587,443 compared to $446,892 at December 31, 2008, which represents a 31% increase.  The increase was a result of payables we were negotiating which were settled in the subsequent period.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of December 31, 2009, we had 2 outstanding term loans and two demand notes.  The demand notes bear interest of 10% and are in the amount of $11,500 and $10,000.  One of the term loans is for $100,000 with Leaf Financial Corp., which is payable in monthly installments and matures in December 2013.  The note bears an annual interest rate of 9.47% and as of December 31, 2009, there was an outstanding balance of $83,074.  We also have a $300,000 term loan with JPMorgan Chase, which is payable in monthly installments and matures in June 2011.  The note bears an annual interest rate of 7.60% and as of December 31, 2009 there was an outstanding balance of $115,259.  Both of these notes are collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

Additionally, in November 2009, we issued a 7% secured convertible debenture in the amount of $25,000 to Tangiers Capital, LLC.  The principal and accrued interest is payable on August 16, 2010 (or at an earlier date) or is convertible into shares of our common stock, as defined in the Agreement.

In addition to the notes payable, we utilize bank lines of credit to support working capital needs.  As of December 31, 2009, we had 2 lines of credit.  One bank line of credit is for $700,000 with Columbia Bank and requires minimum monthly payment of interest only.  The interest is calculated at the bank’s prime rate plus 0.75%.  As of December 31, 2008, we had an outstanding balance of $699,999 at an effective annual interest rate of 4.00%.  Additionally, we have a bank line of credit of $55,000 with JPMorgan Chase Bank, which also requires a monthly payment of $500 and matures in June 2011.  The interest rate is calculated at the bank’s prime rate plus 0.75%.  As of December 31, 2009, we had an outstanding balance of $44,380 at an effective annual interest rate of 4.00%.  Each credit line renews annually and is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

In addition to the bank lines of credit and term loans, we have a number of various unsecured credit cards.  These credit cards require minimal monthly payments of interest only and as of December 31, 2009 have interest rates ranging from 3.99% to 24.90%.  As of December 31, 2009, we have outstanding balances of $177,584.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan impacting our continued existence is to efficiently manage the production of our jewelry lines and successfully develop new lines through our Company or through possible acquisitions and/or mergers. Our ability to obtain capital through additional equity and/or debt financing, and joint venture partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to reduce the growth of our operations. This may materially impact our ability to increase revenue and continue our growth.

Over the next twelve months we believe that our existing capital combined with cash flow from operations will be sufficient to sustain our current operations.  However, in the event we locate potential acquisitions and/or mergers we will most likely need to sell equity and/or debt securities.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

We currently have 3 full-time employees and 2 part-time employees.  Of our current employees, 1 is sales and marketing personnel, 2 are manufacturing and 2 hold administrative and executive positions.  None of our employees are subject to any collective bargaining agreements.  We do not anticipate a significant change in the number of full time employees over the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results or operations, liquidity, capital expenditures or capital resources that is deemed material.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

Accounts Receivable.  Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $86,000 at December 31, 2009.

 Long-Lived Assets.  In accordance with generally accepted accounting principles, long-lived tangible assets subject to depreciation or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an asset is determined to be impaired, the loss is measures by the excess of the carrying amount of the asset over its fair value as determined by an estimate of undiscounted future cash flows.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved.

Equity-Based Compensation. The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation; Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s equity instruments are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

Revenue Recognition. The Company’s management recognizes revenue when realized or realizable and earned.  In connection with revenue recorded, the Company establishes a sales returns and allowances reserve for anticipated merchandise to be returned.  The estimated percentage of sales to be returned is based on the Company’s historical experience of returned merchandise as prescribed by promulgated accounting principles. Also, management calculates an estimated gross profit margin on returned merchandise deriving a cost for the anticipated returned merchandise also based on the Company’s historical operations.

The Company’s sole revenue producing activity as a manufacturer and distributor of upscale jewelry is affected by movement in fashion trends and customer desire for new designs, varying economic conditions affecting consumer spending and changing product demand by retailers affecting their desired inventory levels.

Therefore, management’s estimation process for merchandise returns can result in actual amounts differing from those estimates.  This estimation process is susceptible to variation and uncertainty due to the challenges faced by management to comprehensively discern all conditions affecting future merchandise returns whether prompted by fashion, the economy or customer relationships.  Ultimately, management believes historical factors provide the best indicator of future conditions based on the Company’s responsiveness to changes in fashion trends, the cyclical nature of the economy in conjunction with the number of years in business and consistency and longevity of its customer mix.

Recently Issued Accounting Standards

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s consolidated financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009.  Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The company evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of December 31, 2009 and 2008;
F-5	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008;
F-6	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for period from inception to December 31, 2009;
F-8	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008;
F-9	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bergio International, Inc.
Fairfield, New Jersey

We have audited the accompanying consolidated balance sheet of Bergio International, Inc. (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Bergio International, Inc. (formerly known as Diamond Information Institute, Inc.) as of and for the year ended December 31, 2008 were audited by other auditors whose report dated March 23, 2009 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bergio International, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bergio International, Inc. formerly, Diamond
Information Institute, Inc.
Fairfield, New Jersey

We have audited the accompanying balance sheet of Bergio International, Inc., formerly, Diamond Information Institute, Inc. as of December 31, 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bergio International, Inc., formerly, Diamond Information Institute, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
March 23, 2009

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

Assets:
Current Assets:
Accounts Receivable – Net	$341,695	$713,194
Inventory	1,378,271	1,326,989
Prepaid Expenses	2,937	39,138

Total Current Assets	1,722,903	2,079,321

Property and Equipment – Net	160,307	160,983

Other Assets:
Investment in Unconsolidated Affiliate	5,000	5,000

Total Assets	$1,888,210	$2,245,304

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
CONSOLIDATED BALANCE SHEETS
	December 31,
	2009	2008

Liabilities and Stockholders' Equity (Deficit):
Liabilities
Current Liabilities:
Cash Overdraft	$13,717	$7,345
Accounts Payable and Accrued Expenses	587,443	446,892
Bank Lines of Credit – Net	883,583	910,449
Convertible Debt, Net of Discount of $9,075	15,925	--
Current Maturities of Notes Payable	69,335	82,015
Current Maturities of Capital Leases	22,375	23,402
Advances from Stockholder – Net	463,342	394,532
Sales Returns and Allowances Reserve	34,808	132,353
Derivative Liability	9,858	--

Total Current Liabilities	2,100,386	1,996,988

Long-Term Liabilities
Bank Lines of Credit	38,380	--
Notes Payable	150,498	97,270
Capital Leases	16,717	39,092

Total Long-Term Liabilities	205,595	136,362

Commitments and Contingencies	--	--

Total Liabilities	2,305,981	2,133,350

Stockholders' Equity (Deficit)
Common Stock - $.001 Par Value, 75,000,000 Shares Authorized, 51,703,500 and 60,401,400 Shares Issued and Outstanding as of December 31, 2009 and December 31, 2008, respectively	51,703	60,401
Additional Paid-In Capital	1,627,647	1,550,949
Accumulated Deficit	(2,097,121)	(1,499,396)

Total Stockholders' Equity (Deficit)	(417,771)	111,954

Total Liabilities and Stockholders' Equity (Deficit)	$1,888,210	$2,245,304

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008

Sales – Net	$975,354	$1,385,620
Cost of Sales	690,708	847,976
Gross Profit	284,646	537,644

Selling Expenses	212,709	368,664

General and Administrative Expenses
Share-Based Compensation	20,000	317,500
Common Stock Issued for Professional Services	48,000	450,000
Other	508,708	495,123

Total General and Administrative Expenses	576,708	1,262,623

Total Operating Expenses	789,417	1,631,287

Loss from Operations	(504,771)	(1,093,643)

Other Income [Expense]
Interest Expense	(93,350)	(103,715)
Other Income	1,179	1,369
Amortization of Debt Discount	(1,815)	--
Change in Fair Value of Derivative	1,032	--

Total Other Income [Expense]	(92,954)	(102,346)

Loss Before Income Tax Benefit	(597,725)	(1,195,989)

Income Tax Benefit	--	(89,133)

Net Loss	$(597,725)	$(1,106,856)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding – Basic and Diluted	51,703,500	60,401,400

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deferred	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Compensation	Deficit	Equity(Deficit)

Balance January 1, 2008	60,401,400	$60,401	$(25,056)	--	$(959)	$34,386

Recapitalization - reverse acquisition into public shell and sale of Alba Canada	--	--	807,905	(14,307)	(391,581)	402,017

Issuance of common stock of subsidiary for professional services	--	--	450,000	--	--	450,000

Issuance of common stock of subsidiary for compensation	--	--	317,500	--	--	317,500

Issuance of common stock of subsidiary for cash	--	--	600	--	--	600

Amortization of deferred compensation of subsidiary	--	--	--	14,307	--	14,307

Net Loss	--	--	--	--	(1,106,856)	(1,106,856)

Balance - December 31, 2008 - Forward	60,401,400	$60,401	$1,550,949	--	$(1,499,396)	$111,954

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, IMC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deferred	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Compensation	Deficit	Equity(Deficit)

Balance - December 31, 2008 -Forwarded	60,401,400	$60,401	$1,550,949	--	$(1,499,396)	$111,954

Recapitalization - reverse acquisition into public shell	31,022,100	31,022	(31,022)	--	--	--

Issuance of common stock of subsidiary for professional services	--	--	48,000	--	--	48,000

Issuance of common stock of subsidiary for compensation	--	--	20,000	--	--	20,000

Spin-out of mineral operations and cancellation of common stock	(39,720,000)	(39,720)	39,720	--	--	--

Net Loss	--	--	--	--	(597,725)	(597,725)

Balance - December 31, 2009	51,703,500	$51,703	$1,627,647	--	$(2,097,121)	$(417,771)

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Operating Activities
Net Loss	$(597,725)	$(1,106,856)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Sales Returns and Allowance Reserve	(97,545)	107,627
Depreciation and Amortization	63,380	61,732
Share-Based Compensation	20,000	317,500
Services Rendered for Common Stock	48,000	450,000
Amortization of Deferred Compensation	--	14,307
Deferred Tax Benefit	--	(92,486)
Allowance for Doubtful Accounts	6,000	80,407
Amortization of Debt Discount	1,815	--
Change in Fair Value of Derivative	(1,032)	--

Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	365,499	(100,982)
Inventory	(51,282)	6,763
Prepaid Expenses	36,201	9,481
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	140,551	57,096
Total Adjustments	531,589	911,445

Net Cash Used in Operating Activities	(66,138)	(195,411)

Investing Activities:
Capital Expenditures	(62,704)	--

Financing Activities:
Increase [Decrease] in Cash Overdraft	6,372	(40,800)
Advances under Bank Lines of Credit – Net	11,514	56,828
Proceeds from Notes Payable	100,000	--
Proceeds from Convertible Debt	25,000	--
Repayments of Notes Payable	(59,452)	(107,970)
Advances from Stockholder – Net	68,810	304,243
Repayments of Capital Leases	(23,402)	(17,490)
Proceeds from Private Placements of Subsidiary Stock	--	600

Net Cash Provided by Financing Activities	128,842	195,411

Net Change in Cash	--	--

Cash - Beginning of Years	--	--

Cash - End of Years	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2009	2008

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the years for:
Interest	$78,000	$101,000
Income Taxes	$2,000	$4,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt Discount from Fair Value of Imbedded Derivative	$10,890	$--
Issuance of Common Stock to Vendors for Payables	$--	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Nature of Operations and Basis of Presentation

Nature of Operations – Bergio International, Inc. [the "Company"] was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc. On October 21, 2009, as a result of a Share Exchange Agreement (defined below), the corporate name was changed to Bergio International, Inc. and we implemented a 12 for 1 forward stock split of our common shares. All share and per share data has been adjusted to reflect such stock split.  The Company is engaged in the product design, manufacturing, distribution of fine jewelry throughout the United States and is headquartered from its corporate office in Fairfield, New Jersey. Based on the nature of operations, the Company's sales cycle experiences significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

On October 19, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Diamond Information Institute, Inc. (“Diamond”), a New Jersey corporation. Pursuant to the Exchange Agreement the Company acquired all the issued and outstanding common stock of Diamond, and Diamond became a wholly-owned subsidiary of the Company. In addition, the Company acquired all Diamond’s assets and liabilities effective as of the date of the Exchange Agreement. Per the Exchange Agreement, the Company issued 31,022,100 (2,585,175 pre-split) shares of the Company’s common stock to the shareholders of Diamond (approximately .21884 pre-split shares of Company common stock for each share of Diamond common stock), representing approximately 60% of the Company’s aggregate issued and outstanding common stock following the closing of the Exchange Agreement and the Stock Agreement (defined below). The acquisition of Diamond was treated as a recapitalization, and the business of Diamond became the business of the Company. At the time of the recapitalization, the Company was in the exploration development stage and was not engaged in any active business. The accounting rules for recapitalizations require that beginning October 19, 2009, the date of the recapitalization, the balance sheet reflects the consolidated assets and liabilities of Bergio International, Inc. and the equity accounts were recapitalized to reflect the newly capitalized company. The results of operations reflect the operations of Diamond for all periods presented.

In conjunction with the Exchange Agreement, the Company, on October 20, 2009, entered into a Stock Purchase Agreement (the “Stock Agreement”) with certain stockholders of the Company (the “former stockholders”). Pursuant to the Stock Agreement, the Company spun out its 100% interest in Alba Mineral Exploration, Inc., an Alberta, Canada corporation (“Alba Canada”) to the former stockholders for nominal consideration and the cancellation of all of the shares of common stock of the Company then owned by the former stockholders.  As a result, a total of 39,720,000 (3,310,000 pre-split) shares were cancelled.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Liquidity- The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. For the years ending December 31, 2009 and 2008, the Company generated net losses of approximately $598,000 and $1.1 million, respectively. As of December 31, 2009, the Company has funded its working capital requirements primarily through revenue earned, borrowings and periodic advances from its CEO and principal stockholder.

Subsequent to year end, the Company entered into various debt restructuring and financing agreements as follows:

•
In February 2010, through an agreement with Socius CG II, Ltd (“Socius”), the Company settled a $700,000 payment of its credit line with Columbia Bank with the issuance of 5,700,000 shares of common stock (subject to adjustment) to Socius.

•
In January 2010, the Company finalized a securities purchase agreement with Tangiers Investors, LP (“Tangiers”) pursuant to which at its discretion the Company can periodically sell to Tangiers shares of common stock up to a maximum purchase of $25,000,000.  The selling price will be 88% of the lowest volume weighted average price, as defined in the agreement, for the five days immediately following the notice of sale date. In addition, the Company issued Tangiers 1,111,111 shares of common stock valued at $500,000 for a one-time commitment fee.

•
In January 2010, through two agreements with Caesar Capital Group, LLC (“Caesar”), the Company settled approximately $250,000 and $152,000 of stockholder loans through the issuance of 1,086,956 and 798,731 shares of common stock to Caesar.

•
In March 2010, the Company settled approximately $247,000 in payables with the issuance of 7,800,000 shares of common stock to Socius and continues to work with Socius on the settlement of an additional approximate $750,000 of debt through the issuance of equity securities.

Over the next twelve months the Company believes that its existing capital combined with cash flow from operations will be sufficient to sustain its current operations.  However, in the event the Company locates potential acquisitions and/or mergers it will most likely need to sell equity and/or debt securities.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition - Revenue is recognized upon the shipment of products to customers with the price to the buyer being fixed and determinable and collectability reasonably assured. The Company maintains a reserve for potential product returns based on historical experience.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2009 and 2008.

Accounts Receivable – Accounts receivable is generated from sales of fine jewelry to retail outlets throughout the United States. At December 31, 2009 and 2008, accounts receivable were substantially comprised of balances due from retailers.

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of December 31, 2009, and 2008 an allowance for doubtful accounts of $86,407 and $80,407, respectively has been provided.

Inventories - Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company places its cash with high credit quality financial institutions. The Company, from time to time, maintains balances in financial institutions beyond the insured amounts. At December 31, 2009 and 2008, the Company had no cash balances beyond the federally insured amounts.

Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which the Company's services are provided, as well as their dispersion across many different geographical areas. As is characteristic of the Company's business and of the jewelry industry generally, the Company extends its customers seasonal credit terms. The carrying amount of receivables approximates fair value. The Company routinely assesses the financial strength of its customers and believes its credit risk exposure on accounts receivable is limited. Based on management’s review of accounts receivable, an allowance for doubtful accounts has been recorded for the years ending December 31, 2009 and 2008. The Company does not require collateral to support these financial instruments.

Property and Equipment and Depreciation - Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives ranging from five (5) to seven (7) years.

Expenditures for repairs and maintenance are charged to expense as incurred whereas expenditures for renewals and improvements that extend the useful life of the assets are capitalized. Upon the sale or retirement, the cost and the related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported within the Statements of Operations in the period of disposal.

Long-Lived Assets - In accordance with generally accepted accounting principles, long-lived tangible assets subject to depreciation or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets exceed their fair value as determined by an estimate of undiscounted future cash flows.

Losses on assets held for disposal are recognized when management has approved and committed to a plan to dispose of the assets, and the assets are available for disposal.

Fair Value of Financial Instruments - Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at that time.  For certain instruments, including the cash overdraft, accounts receivable, accounts payable and accrued expenses, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity.  The fair value of property and equipment is estimated to approximate their net book value.  The fair value of debt obligations as recorded approximates their fair values due to the variable rate of interest associated with these underlying obligations.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, in which the Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At December 31, 2009 and 2008, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

Equity-Based Compensation - The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation: Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s equity instruments are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

Advertising and Promotional Costs - Advertising and promotional costs are expensed as incurred and are recorded as part of Selling Expenses in the Statement of Operations.  The total cost for the years ended December 31, 2009 and 2008 was approximately $44,000 and $46,000, respectively.

During the year, the Company prepays costs associated with trade shows which, are recorded as Prepaid Expenses in the Balance Sheet and are charged to the Statement of Operations upon the trade shows being conducted. For the years ended December 31, 2009 and 2008, approximately $61,000 and $85,000, respectively, of trade show expenses have been recorded.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes – The Company accounts for income taxes under the provisions of FASB ASC Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At December 31, 2009 and 2008, the entire deferred tax asset has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

On January 1, 2007, the Company adopted the provisions of Topic No. 740 as they relate to uncertainty in income tax positions.  There was no impact on the Company's  consolidated  financial  position,  results of operations or cash flows at December 31, 2006 and for the year then ended, as a result of  implementing  these provisions. At the adoption date of January 1, 2007 and December 31, 2008, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 1, 2007 and December 31, 2008, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

Basic and Diluted Loss Per Share - Basic earnings per share includes no dilution and is computed by dividing earnings  available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying consolidated financial statements.

 [3] New Authoritative Accounting Guidance

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s consolidated financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009. Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The company evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

[4] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	December 31,	December 31,
	2009	2008

Selling Equipment	$64,353	$56,000
Office and Equipment	296,621	242,271
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total – At Cost	387,242	324,539
Less: Accumulated Depreciation and Amortization	226,935	163,556

Property and Equipment – Net	$160,307	$160,983

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was approximately $63,000 and $62,000, respectively.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[5] Notes Payable

	December 31,	December 31,
	2009	2008

Notes payable due in equal monthly installments, over 36 months, maturing through May 2009 at interest rates of 7.25%. The notes are collateralized by the assets of the Company.	$--	$20,965

Notes payable due in equal monthly installments, at December 31, 2009 – 19 monthly payments of $2,500 and one payment on June 30, 2011 equal to the outstanding balance; at December 31, 2008 - over 60 months, maturing through May 2011; interest rates of 7.60%. The notes are collateralized by the assets of the Company.	115,259	158,320

Notes payable due in equal monthly installments, over 60 months, maturing through December 2013 at interest rates of 9.47%. The notes are collateralized by specific assets of the Company.	83,074	--
Notes payable due on demand at interest rate of 10%.	11,500	--
Notes payable due on demand at interest rate of 10%.	10,000	--

Total	219,833	179,285
Less: Current Maturities Included in Current Liabilities	69,335	82,015

Total Long-Term Portion of Debt	$150,498	$97,270

Maturities of long-term debt are as follows:

Years ended December 31,
2010	$69,335
2011	104,921
2012	21,678
2013	23,899

Total	$219,833

(1) Terms in 2009 are per the Post Judgment Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[6] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	December 31,	December 31,
	2009	2008

Credit Line of $700,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At December 31, 2009 and 2008, the interest rate was 4.00%. The Credit Line renews annually in May and is collateralized by the assets of the Company.	$699,999	$699,999

Credit Line of $55,000, at December 31, 2009 – 19 monthly payments of $500 and one payment on June 30, 2011 equal to outstanding balance; at December 31, 2008 minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At December 31, 2009 and 2008, the interest rate was 4.00%; collateralized by the assets of the Company. (1)	44,380	45,793

Various unsecured Credit Cards of $188,200 and $178,700, minimum payment of principal and interest are due monthly at the credit card's annual interest rate. At December 31, 2009 and 2008, the interest rates ranged from 3.99% to 24.90% and 4.74% to 13.99%, respectively.	177,584	164,657

Total	921,963	910,449

Less: Current maturities included in current liabilities	883,583	910,449

Total Long-Term Portion	$38,380	$--

The Company's CEO and majority shareholder also serves as a guarantor of the Company's debt.

The Company had approximately $10,000 and $9,000 available under the various credit facilities (not including credit cards) at December 31, 2009 and 2008, respectively.

Maturities of long-term debt are as follows:

Years ended December 31,
2010	$883,583
2011	38,380

Total	$921,963

1) Terms in 2009 are per the Post Judgment Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[7] Convertible Debt

On November 16, 2009, the Company issued a 7% Secured Convertible Debenture (the “November 2009 Debenture”) in the amount of $25,000 to Tangiers Capital, LLC. The principal and accrued interest is payable on August 16, 2010 or such earlier date as defined in the agreement. Upon issuance, the November 2009 Debenture, including any accrued interest, was convertible into shares of the Company’s common stock at a price of 80% of the average of the two lowest trading prices, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder. The holder is entitled to “piggyback” registration rights on shares of common stock issued upon conversion. The Company accounts for the fair value of the conversion feature in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of consolidated results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair value upon issuance, $10,890, was recorded as a derivative liability and a discount to the convertible debt.  The discount is being amortized over the 9 month life of the debt. Amortization of debt discount amounted to $1,815 for the year ended December 31, 2009. The derivative liability is revalued each reporting period using the Black-Scholes model. For the year ended December 31, 2009, the Company recorded an unrealized gain from the change in the fair value of the derivative liability of $1,032.

[8] Equipment Held Under Capital Leases

The Company's equipment held under the capital lease obligations as of December 31, 2009 and 2008 is summarized as follows:

	December 31,	December 31,
	2009	2008

Showroom Equipment	$96,000	$96,000
Less: Accumulated Amortization	54,933	35,733

Equipment Held under Capitalized Lease Obligations - Net	$41,067	$60,267

Amortization related to the equipment held under capital leases for the years ended December 31, 2009 and 2008 was approximately $19,000 and $19,000, respectively.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009 the future minimum lease payments under the capital leases are as follows:

2010	$26,432
2011	17,404

Total	43,836
Less: Amount Representing Imputed Interest	4,744

Present Value of Net Minimum Capital Lease Payments	39,092
Less: Current Portion of Capitalized Lease Obligations	22,375

Non Current Portion of Capitalized Lease Obligations	$16,717

Interest expense related to capital leases for the years ended December 31, 2009 and 2008 was approximately $5,000 and $7,000, respectively.

[9] Income Taxes

The income tax [benefit] provision is as follows:

	Year Ended December 31,
	2009	2008
Current:
Federal	$--	$--
State	--	3,353

Totals	--	3,353

Deferred:
Federal	--	(78,672)
State	--	(13,814)

Totals	--	(92,486)

Totals	$--	$(89,133)

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[9] Income Taxes (Continued)

Deferred income tax assets [liabilities] are as follows:

	December 31,	December 31,
	2009	2008

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$656,485	$590,514
Allowance for Doubtful Accounts	34,511	32,115
Allowance for Sales Returns	13,903	52,862

Totals	704,899	675,491

Deferred Income Tax Liabilities:
Property and Equipment	$(25,925)	$(25,546)
Sec. 481 Adjustment - Accrual Basis	(249,919)	(374,879)
Totals	(275,844)	(400,425)
Gross Deferred Tax Asset [Liability]	429,055	275,066

Valuation Allowance for Deferred Taxes	(429,055)	(275,066)
Net Deferred Tax Asset [Liability]	$--	$--

Reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	2009	2008

U.S. statutory rate	(34%)	(34%)
State income taxes – net of federal benefit	6%	6%
Change in valuation allowance and other	28%	21%
Effective rate	--	(7%)

Effective with the 2008 tax year, management voluntarily elected a change in its method of tax accounting to the accrual basis as required by Section 481 of the Internal Revenue Code (the "IRC"). In management's opinion, based on provisions of the IRC, a voluntary election to the accrual basis of tax reporting should not subject the Company to tax examinations for previous years that income tax returns have been filed and prompt an uncertain tax position in accordance with the ASC Topic No. 740. As a result, no contingent liability has been recorded for the anticipated change in tax reporting. Further, the resulting tax liability from the change in tax accounting method will be reduced by operating losses previously incurred.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, the Company had approximately $1,600,000 of federal net operating tax loss carryforwards expiring at various dates through 2029.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance increased by approximately $154,000 and $275,000 in the years ended December 31, 2009 and 2008, respectively.

[10] Stockholders' Equity

The Company is authorized to issue 75,000,000 shares of common stock, par value $.001 per share. At December 31, 2009 and 2008, there were 51,703,500 and 60,401,400 common shares issued and outstanding, respectively. In October 2009, the Company effected a 12 for 1 forward split of its common stock. All share and per share data has been adjusted to reflect such stock split.

On October 19, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Diamond Information Institute, Inc. (“Diamond”), a New Jersey corporation. Pursuant to the Exchange Agreement the Company acquired all the issued and outstanding common stock of Diamond, and Diamond became a wholly-owned subsidiary of the Company. In addition, the Company acquired all Diamond’s assets and liabilities effective as of the date of the Exchange Agreement. Per the Exchange Agreement, the Company issued 31,022,100 (2,585,175 pre-split) shares of the Company’s common stock to the shareholders of Diamond (approximately .21884 pre-split shares of Company common stock for each share of Diamond common stock), representing approximately 60% of the Company’s aggregate issued and outstanding common stock following the closing of the Exchange Agreement and the Stock Agreement (defined below). The acquisition of Diamond was treated as a recapitalization, and the business of Diamond became the business of the Company. At the time of the recapitalization, the Company was in the exploration development stage and was not engaged in any active business. The accounting rules for recapitalizations require that beginning October 19, 2009, the date of the recapitalization, the balance sheet reflects the consolidated assets and liabilities of Bergio International, Inc. and the equity accounts were recapitalized to reflect the newly capitalized company. The results of operations reflect the operations of Diamond for all periods presented.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the Exchange Agreement, the Company, on October 20, 2009, entered into a Stock Purchase Agreement (the “Stock Agreement”) with certain stockholders of the Company (the “former stockholders”). Pursuant to the Stock Agreement, the Company spun out its 100% interest in Alba Mineral Exploration, Inc., an Alberta, Canada corporation (“Alba Canada”) to the former stockholders for nominal consideration and the cancellation of all of the shares of common stock of the Company then owned by the former stockholders. As a result, a total of 39,720,000 (3,310,000 pre-split) shares were cancelled.

In the years ended December 31, 2009 and 2008, our subsidiary issued 120,000 and 450,000 shares of its common stock valued at $48,000 and $450,000, respectively, to its SEC counsel for professional services.

In the years ended December 31, 2009 and 2008, our subsidiary issued 50,000 and 317,500 shares of its common stock valued at $20,000 and $317,500, respectively, to members of its Board of Directors and Advisory Panel for services rendered.

In the year ended December 31, 2008, our subsidiary sold 600 shares of its common stock to unrelated individuals for $600.

[11] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs. At December 31, 2009 and 2008, $463,342 and $394,532, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.25% and 4.99% at December 31, 2009 and 2008, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

[12] Commitment and Contingencies

Operating Leases - The Company leases certain office and manufacturing facilities and equipment. The lease agreements, which expire at various dates through 2011, are subject, in many cases, to renewal options and provide for the payment of taxes, and operating costs, such as insurance and maintenance.  Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs and property taxes.  All these leases are classified as operating leases.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate minimum annual rental payments under non-cancelable operating leases are as follows:

Years ended December 31,
2010	$15,900
2011	600

Total	$16,500

Rent expense for the Company's operating leases for the years ended December 31, 2009 and 2008 was approximately $25,000 and $26,000, respectively.

Acquisition - The Company entered into an Asset Purchase Agreement with Mario Panelli & C. s.a.s. (“Seller”), an Italian distributor of high-end jewelry, and Mario Panelli and Mogni Viviana (“Owners”), wherein the Company agreed to purchase substantially all the assets of the Seller. The Company agreed to pay the Seller an amount equal to 100% of the book value of the Seller’s inventory as determined in accordance with U.S. generally accepted accounting principles. The closing date, which was originally scheduled for September 30, 2009 and was first extended 30 days until October 30, 2009, is extended pending the Company obtaining adequate financing to complete the transaction.

Litigation - The Company, in the normal course of business, is involved in certain legal matters for which it carries insurance, subject to certain exclusions and deductibles.  As of December 31, 2009 and through the date of issuance of these financial statements, there was no asserted or unasserted litigation, claims or assessments warranting recognition and/or disclosure in the financial statements.

[13] Subsequent Events

Debt/Equity Agreements
Subsequent to year end, the Company entered into various debt restructuring and financing agreements as follows:

•
In February 2010, through an agreement with Socius CG II, Ltd (“Socius”), the Company settled a $700,000 payment of its credit line with Columbia Bank with the issuance of 5,700,000 shares of common stock (subject to adjustment) to Socius.

•
In January 2010, the Company finalized a securities purchase agreement with Tangiers Investors, LP (“Tangiers”) pursuant to which at its discretion the Company can periodically sell to Tangiers shares of common stock up to a maximum purchase of $25,000,000.  The selling price will be 88% of the lowest volume weighted average price, as defined in the agreement, for the five days immediately following the notice of sale date. In addition, the Company issued Tangiers 1,111,111 shares of common stock valued at $500,000 for a one-time commitment fee.

•
In January 2010, through two agreements with Caesar Capital Group, LLC (Caesar”), the Company settled approximately $250,000 and $152,000 of stockholder loans through the issuance of 1,086,956 and 798,731 shares of common stock to Caesar.

•
In March 2010, the Company settled approximately $247,000 in payables with the issuance of 7,800,000 shares of common stock to Socius and continues to work with Socius on the settlement of an additional approximate $750,000 of debt through the issuance of equity securities.

BERGIO INTERNATIONAL, INC. (F/K/A ALBA MINERAL EXPLORATION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Information [Unaudited]

The Company believes that the above transactions, when completed, will have a beneficial affect on its working capital and overall balance sheet. Following represents a pro forma summary balance sheet assuming that the above transactions with Socius and Ceasar were completed as of December 31, 2009 (there can be no assurance that such transactions will be completed in the subsequent period):

	Actual December 31, 2009	Pro Forma Adjustments	Pro Forma December 31, 2009

Current assets	$1,722,903	$--	$1,722,903
Other assets	165,307	--	165,307
Total assets	$1,888,210	$--	$1,888,210

Current liabilities	$2,100,386	$(1,950,000)	$150,386
Long-term liabilities	205,595	(150,000)	55,595
Stockholders’ equity (deficit)	(417,771)	2,100,000	1,682,229

Total liabilities and stockholders’ equity (deficit)	$1,888,210	$--	$1,888,210

Employment Agreement
Effective January 4, 2010, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). The agreement, which is for a five year term, provides for an initial base salary of $175,000 per year with a 3% annual increase thereafter. The CEO is also entitled to certain bonuses based on revenue growth and net profits and other customary benefits, as defined in the agreement.

Other
On February 23, 2010, the Company amended its Certificate of Incorporation to increase the number of authorized common shares to 200,000,000.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2009.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of December 31, 2009 are as follows:

Name	Age	Position Held with the Company
Berge Abajian(1)	50	Chairman, CEO and Director
Arpi Abajian(2)	46	Secretary

(1) Berge Abajian became the Company’s sole Director and Chief Executive Officer in October, 2009 as part of the Company’s acquisition of the Diamond Information Institute, Inc., a publically held New Jersey corporation.  Immediately following the closing of the acquisition the Company’s former Chief Executive Officer and sole director, Mr. Owen Gibson, resigned and Mr. Abajian was appointed as our sole officer and director.

(2) Arpi Abajian was appointed to serve as Secretary by the Company’s Board of Directors on October 29, 2009. Ms. Abajian is the wife of Mr. Abajian the Company’s sole Director and the Chief Executive Officer of the Company.

Set forth below is a brief description of the background and business experience of our executive officers and Directors.

Berge Abajian became the Chief Executive Officer of Bergio International in October 2009. Prior to that, Mr. Abajian served as CEO of the Diamond Information Institute, a publicly traded company listed on the Over-the Counter-Bulletin Board, from 1988 to October 2009. Mr. Abajian has a BS in Business Administration from Fairleigh Dickinson University and is well known and respected in the jewelry industry.  Since 2005, Mr. Abajian has served as the President of the East Coast branch of the Armenian Jewelry Association and has also served as a Board Member on MJSA (Manufacturing Jewelers and Suppliers of America), New York Jewelry Association, and the 2001-2002 Luxury Show.

Arpi Abajian, was appointed our Secretary on October 29, 2009, by the Company’s Board of Directors. For the past 10 years Ms. Abajian has worked at Diamond Information Institute in various administrative positions.  Ms. Abajian is currently married to the Chief Executive Officer and Sole Director of our company and does not serve on the board of any other companies.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, except to the extent governed by an employment agreement.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Meetings of Our Board of Directors

Our board of directors did not hold any meetings during the most recently completed fiscal year end. Various matters were approved by consent resolution, which in each case was signed by each of the members of the Board then serving.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

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

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

▪	When evaluating director nominees, our directors consider the following factors:

▪	The appropriate size of our Board of Directors;

▪	Our needs with respect to the particular talents and experience of our directors;

▪
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

▪	Experience in political affairs;

▪	Experience with accounting rules and practices; and

▪	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

As of December 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Overview

The following is a discussion of our program for compensating our named executive officers and directors. Currently, we do not have a compensation committee, and as such, our board of directors is responsible for determining the compensation of our named executive officers.

Compensation Program Objectives and Philosophy

The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives compensation with the achievement of our short- and long-term business objectives.

The board of directors considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our Company through a period of rapid growth.

In the near future, we expect that our board of directors will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our Company and with the full authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers. We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and company performance with commensurate cash compensation.

Employment Agreements

We did not have any employment agreements with our employees for the year ended December 31, 2009.

Following the reporting period, however, on February 28, 2010, we entered into an employment agreement (the “Agreement”) with Berge Abajian, regarding Mr. Abajian’s continued service as our Chief Executive Officer. Mr. Abajian has served as our Chief Executive Officer since October 2009 when he was appointed to the position as part of our acquisition of Diamond Information Institute, Inc., a publicly traded company also listed on the Over-the-Counter Bulletin Board.  Prior to joining us, Mr. Abajian served as the Chief Executive Officer of Diamond Information Institute from 1988 to October 2009.

The material terms of Mr. Abajian’s employment are set forth below.

Term:	5 year term, with automatic one (1) year renewals.
Base Salary:	$175,000 annualized
Bonuses:	Annual cash and equity bonus based on profits of the Company.
Non-Compete Agreement:	Mr. Abajian’s agreement contains a two (2) year non-solicitation clause and a confidentiality clause.
Severance:
In the event Mr. Abajian is terminated as a result of death or for cause he will be entitled to receive (a) a lump sum amount equal to the sum of three (3) months of his annual base salary determined at the time of separation, (b) any bonus owed for the year of termination, (c) reimbursement for expenses for the year.

Stock-Based Awards under the Equity Incentive Plan

We have adopted an unfunded Non-Qualified Deferred Compensation Plan to compensate our Chief Executive Officer.  Under this Plan, we are not required to reserve funds for compensation, and we are only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The Plan has the option to be renewed annually at the discretion of our company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.

Retirement Benefits

Currently, we do not provide any company sponsored retirement benefits to any employee, including the named executive officers.

Perquisites

We have historically, provided only modest perquisites to our named executive officers. We do not view perquisites as a significant element of our compensation structure, but do believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which we compete. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our by our board of directors.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Berge Abajian Chief Executive Officer, President, Principal Accounting Officer	2009 2008	13,413 6,242			20,000(1) 50,000(1)			17,856(2) 25,496(2)	51,269 81,738
Owen Gibson, Former Chief Executive Officer, President, Principal Accounting Officer	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)   The amounts shown in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009 and 2008, in accordance with FAS 123(R). Mr. Abajian was issued 100,000 shares of common stock as compensation for serving on Diamond Information Institute's Board of Directors for the 2007 and 2008 fiscal years.  On February 11, 2009, Mr. Abajian was issued another 50,000 shares of common stock as compensation in advance for serving on Diamond Information Institute's Board of Directors for the upcoming 2009 fiscal year.  None of the shares owned by Mr. Abajian have any registration rights attached to them.

(2)   Other compensation was made up of Mr. Abajian’s car expense and health insurance expenses.

Stock Option Plans

We did not have a stock option plan as of December 31, 2009.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership1	% of Common Stock2
Berge Abajian	Common Stock	26,654,700 Shares	51.5%
Arpi Abajian	Common Stock	65,652 Shares	Less than 1%
DIRECTORS AND OFFICERS – TOTAL		26,720,352 Shares	53.6%

5% SHAREHOLDERS
Bateman and Company, Ltd. Unit D, 2nd Floor, Trafalagar Place West Bay Rd. P.O. Box 792 WB Cayman Islands	Common Stock	2,960,000	5.7%

1.
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 51,703,500 shares of common stock outstanding on December 31, 2009 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2009, as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs. As of December 31, 2009, $ 440,521.16 was due to the shareholder No terms for repayment have been established.  As a result, the amount is classified as a Current Liability.

In 2007, the Company hired an information technology company to provide consultation and technical support related to certain software applications and technology infrastructure.  The information technology company is also a shareholder of the Company with a total ownership interest of less than 1%.  During 2007, common stock issued to this information technology company in connection with services rendered or, to be performed in future periods totaled $100,000 or 100,000 shares of common stock with a fair value of $1 per share. Of the total, $45,000 related to future services and was recorded as deferred compensation.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	18,000	-	-	-
2008	35,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Amendment (2)
3.3	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
23.2	Consent of MSPC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1/A filed on April 23, 2008.
2	Incorporated by reference to the Current Report on Form 8-K filed on October 22, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Bergio International, Inc.

By:	/s/ Berge Abajian
Berge Abajian President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 14, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Berge Abajian
Berge Abajian President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 14, 2010