Form 10-Q
period 2010-03-31
Bergio International, Inc.
filed 2010-05-14
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-150029

Bergio International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	27-1338257
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12 Daniel Road E. Fairfield, New Jersey 07004
(Address of principal executive offices)

(973) 227-3230
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 101,121,587 as of May 4, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited);

F-3	Statements of Operations for the three months ended March, 31 2010 and 2009 (unaudited);

F-4	Statements of Cash Flow for the three months ended March 31, 2010 and 2009 (unaudited);

F-6	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Assets:
Current Assets:
Accounts Receivable – Net	$310,576	$341,695
Inventory	1,422,623	1,378,271
Prepaid Expenses	22,908	2,937
Other Receivables	175,000	--

Total Current Assets	1,931,107	1,722,903

Property and Equipment – Net	134,063	160,307

Other Assets:
Deferred Offering Costs	519,160	--
Investment in Unconsolidated Affiliate	5,000	5,000

Total Other Assets	524,160	5,000

Total Assets	$2,589,330	$1,888,210

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Liabilities and Stockholders' Equity (Deficit):
Liabilities
Current Liabilities:
Cash Overdraft	$9,566	$13,717
Accounts Payable and Accrued Expenses	571,793	587,443
Bank Lines of Credit – Net	177,865	883,583
Convertible Debt - Net	54,344	15,925
Current Maturities of Notes Payable	48,275	69,335
Current Maturities of Capital Leases	24,007	22,375
Advances from Stockholder – Net	83,880	463,342
Sales Returns and Allowances Reserve	34,808	34,808
Derivative Liability	55,945	9,858
Share Liability	180,000	--

Total Current Liabilities	1,240,483	2,100,386

Long-Term Liabilities
Bank Lines of Credit	37,246	38,380
Notes Payable	140,431	150,498
Capital Leases	10,481	16,717

Total Long-Term Liabilities	188,158	205,595

Commitments and Contingencies	--	--

Total Liabilities	1,428,641	2,305,981

Stockholders' Equity (Deficit)
Common Stock - $.001 Par Value, 200,000,000 Shares Authorized, 71,709,288 and 51,703,500 Shares Issued and Outstanding as of March 31, 2010 and December 31, 2009, respectively	71,709	51,703
Additional Paid-In Capital	3,381,459	1,627,647
Accumulated Deficit	(2,292,479)	(2,097,121)

Total Stockholders' Equity (Deficit)	1,160,689	(417,771)

Total Liabilities and Stockholders' Equity (Deficit)	$2,589,330	$1,888,210

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009

Sales – Net	$111,102	$190,726
Cost of Sales	22,473	180,272
Gross Profit	88,629	10,454

Selling Expenses	38,410	48,270

General and Administrative Expenses
Share-Based Compensation	--	5,000
Share-Based Services	242,900	42,000
Other	123,566	96,279

Total General and Administrative Expenses	366,466	143,279

Total Operating Expenses	404,876	191,549

Loss from Operations	(316,247)	(181,095)

Other Income [Expense]
Interest Expense	(20,660)	(21,519)
Gain on Sale of Subsidiary	225,000	--
Financing Costs – Shared Based	(60,000)	--
Amortization of Debt Discount	(9,432)	--
Change in Fair Value of Derivative	4,926	--
Loss on Disposal of Equipment	(18,945)	--
Other Income	--	1,158

Total Other Income [Expense]	120,889	(20,361)

Net Loss	$(195,358)	$(201,456)

Net Loss Per Common Share - Basic and Diluted	$--	$--

Weighted Average Common Shares Outstanding – Basic and Diluted	61,105,808	51,703,500

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities
Net Loss	$(195,358)	$(201,456)
Adjustments to Reconcile Net Loss to Net Cash (Used for) Provided by Operating Activities:
Depreciation and Amortization	14,410	16,014
Share-Based Compensation	--	5,000
Share-Based Services	242,900	42,000
Share-Based Financing Costs	60,000	--
Allowance for Doubtful Accounts	(6,000)	6,000
Amortization of Debt Discount	9,432	--
Change in Fair Value of Derivative	(4,926)	--
Gain on Sale of Subsidiary	(225,000)	--
Loss on Disposal of Equipment	18,945	--
Sales Returns and Allowances Reserve	--	(59,809)
Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	37,119	299,362
Inventory	(65,852)	27,215
Prepaid Expenses	(19,971)	22,998
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	(15,650)	(146,857)
Total Adjustments	45,407	211,923

Net Cash (Used for) Provided by Operating Activities	(149,951)	10,467

Investing Activities:
Capital Expenditures	(4,966)	(42,036)
Proceeds from Sale of Subsidiary	50,000	--
Payments for Disposal	(2,145)	--
Net Cash Provided by (Used for) Investing Activities	42,889	(42,036)

Financing Activities:
Increase [Decrease] in Cash Overdraft	(4,151)	9,649
Advances under Bank Lines of Credit – Net	(6,853)	(26,257)
Proceeds from Notes Payable	--	100,000
Proceeds from Convertible Debt	80,000	--
Repayments of Notes Payable	(9,627)	(33,880)
Advances from Stockholder – Net	22,297	(10,642)
Repayments of Capital Leases	(4,604)	(7,301)
Proceeds from Sale of Stock	30,000	--

Net Cash Provided by Financing Activities	107,062	31,569

Net Change in Cash	--	--

Cash - Beginning of Periods	--	--

Cash - End of Periods	$--	$--

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the years for:
Interest	$18,000	$22,000
Income Taxes	$--	$--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt Discount from Fair Value of Imbedded Derivative	$51,013	$--
Issuance of Common Stock for Deferred Offering Costs	$519,160	$--
Issuance of Common Stock for Bank Lime of Credit	$699,999	$--
Issuance of Common Stock for Stockholder Advances	$401,759	$--
Notes Payable Settled with Inventory	$21,500	$--
Issuance of Common Stock for Vendor Payable	$--	$50,000

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[1] Nature of Operations and Basis of Presentation

Nature of Operations – Bergio International, Inc. [the "Company"] was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc. On October 21, 2009, as a result of a Share Exchange Agreement (defined below), the corporate name was changed to Bergio International, Inc. and the Company implemented a 12 for 1 forward stock split of its common shares. All share and per share data has been adjusted to reflect such stock split.  The Company is engaged in the product design, manufacturing, distribution of fine jewelry throughout the United States and is headquartered from its corporate office in Fairfield, New Jersey. Based on the nature of operations, the Company's sales cycle experiences significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

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

In February 2010, the Company sold all its shares in Diamond to an unrelated third party for $225,000 and recognized a gain from the sale of $225,000.

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

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation - The accompanying unaudited interim financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

[2] Summary of Significant Accounting Policies

Other significant accounting policies are set forth in Note 2 of the audited financial statements included in the company’s 2009 Form 10-K.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2010 through the issuance of the accompanying financial statements.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[2] New Authoritative Accounting Guidance

In January 2010, the Financial Accounting Standards Board ("FASB") issued, and the Company adopted, Accounting Standards Codification (“ASC”) Update No. 2010-05 “Escrowed Share Arrangements and the Presumption of Compensation” (“ASCU No. 2010-05”). ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds. In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized. As it relates to future financings, the adoption of this update may have an effect on the Company’s financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[3] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)

Selling Equipment	$8,354	$64,353
Office and Equipment	301,586	296,621
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total – At Cost	336,208	387,242
Less: Accumulated Depreciation and Amortization	202,145	226,935

Property and Equipment – Net	$134,063	$160,307

Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was approximately $14,000 and $16,000, respectively.

[4] Notes Payable

	March 31, 2010	December 31, 2009
	(Unaudited)

Notes payable due in equal monthly installments, monthly payments of $2,500 and one payment on June 30, 2011 equal to the outstanding balance; interest rates of 7.60%. The notes are collateralized by the assets of the Company. (1)	109,929	115,259

Notes payable due in equal monthly installments, over 60 months, maturing through December 2013 at interest rates of 9.47%. The notes are collateralized by specific assets of the Company.	78,777	83,074
Notes payable due on demand at interest rate of 10%.	--	11,500
Notes payable due on demand at interest rate of 10%.	--	10,000

Total	188,706	219,833
Less: Current Maturities Included in Current Liabilities	48,275	69,335

Total Long-Term Portion of Debt	$140,431	$150,498

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[4] Notes Payable (Continued)

As of March 31, 2010 maturities of long-term debt are as follows:

2011	$48,275
2012	100,077
2013	22,213
2014	18,141

Total	$188,706

(1) Terms are per the Post Judgment Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.

[5] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)

Credit Line of $700,000, minimum payment of interest only is due monthly at the bank's prime rate plus 0.75%. At December 31, 2009, the interest rate was 4.00%. Collateralized by the assets of the Company. (1)	$--	$699,999

Credit Line of $55,000, monthly payments of $500 and one payment on June 30, 2011 equal to outstanding balance; interest at the Bank’s prime rates plus 0.75%, 4.00% at March 31, 2010 and December 31, 2009; collateralized by the assets of the Company. (2)	43,246	44,380

Various unsecured Credit Cards of $188,200 and $178,700, minimum payment of principal and interest are due monthly at the credit card's annual interest rate. At March 31, 2010 and December 31, 2009 the interest rates ranged from approximately 4.0% to 25.0%.	171,865	177,584

Total	215,112	921,963

Less: Current maturities included in current liabilities	177,865	883,583

Total Long-Term Portion	$37,246	$38,380

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[5] Bank Lines of Credit (Continued)

The Company's CEO and majority shareholder also serves as a guarantor of the Company's debt.

The Company had approximately $12,000 and $10,000 available under the various credit facilities (not including credit cards) at March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010 maturities of long-term debt are as follows:

2011	$37,246

1)  In February 2010, through an agreement with Socius CG II, Ltd (“Socius”), the Company settled a $699,999 payment of its credit line with Columbia Bank with the issuance of 14,282,990 shares of common stock (adjusted from an initial issuance of 5,700,000 shares) to Socius.

2) Terms are per the Post Judgement Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.

[6] Convertible Debt

On February 1, 2010, the Company issued an 8% secured convertible note (the “February 2010 Note”) in the amount of $50,000 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on January 2, 2011 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.

On March 12, 2010, the Company issued an 8% secured convertible note (the “March 2010 Note”) in the amount of $30,000 to Asher.  The principal and accrued interest is payable on December 13, 2010 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.

Asher is entitled to have all shares issued upon conversion of the above notes listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company common stock are then listed.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[6] Convertible Debt (Continued)

On November 16, 2009, the Company issued a 7% Secured Convertible Debenture (the “November 2009 Debenture”) in the amount of $25,000 to Tangiers Capital, LLC. The principal and accrued interest is payable on August 16, 2010 or such earlier date as defined in the agreement. Upon issuance, the November 2009 Debenture, including any accrued interest, was convertible into shares of the Company’s common stock at a price of 80% of the average of the two lowest trading prices, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder. The holder is entitled to “piggyback” registration rights on shares of common stock issued upon conversion

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of consolidated results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair value upon issuance of the February 2010 Note and March 2010 Note, $23,500 and $27,513, respectively, was recorded as a derivative liability and a discount to the convertible debt.  The fair value upon issuance of the November 2009 Debenture, $10,890, was recorded as a derivative liability and a discount to the convertible debt in 2009.  Amortization of debt discount amounted to $9,432 for the three months ended March 31, 2010. The derivative liability is revalued each reporting period using the Black-Scholes model. For the three months ended March 31, 2010, the Company recorded an unrealized gain from the change in the fair value of the derivative liability of $4,926. Convertible debt as of March 31, 2010 and December 31, 2009, is shown net of debt discount of $50,656 and $9,075, respectively.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[7] Equipment Held Under Capital Leases

The Company's equipment held under the capital lease obligations as of December 31, 2009 and 2008 is summarized as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)

Showroom Equipment	$40,000	$96,000
Less: Accumulated Amortization	18,667	54,933

Equipment Held under Capitalized Lease Obligations - Net	$21,333	$41,067

Amortization related to the equipment held under capital leases for the three months ended March 31, 2010 and 2009 was approximately $2,000 and $5,000, respectively.

As of March 31, 2010 the future minimum lease payments under the capital leases are as follows:

2011	$26,432
2012	10,796

Total	37,228
Less: Amount Representing Imputed Interest	2,740

Present Value of Net Minimum Capital Lease Payments	34,488
Less: Current Portion of Capitalized Lease Obligations	24,007

Non Current Portion of Capitalized Lease Obligations	$10,481

Interest expense related to capital leases for the three months March 31, 2010 and 2009 was approximately $1,000 and $2,000, respectively.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[8] Income Taxes

Deferred income tax assets [liabilities] are as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$573,882	$656,485
Allowance for Doubtful Accounts	32,115	34,511
Allowance for Sales Returns	13,903	13,903
Share-based Payments	71,892	--
Totals	691,792	704,899

Deferred Income Tax Liabilities:
Property and Equipment	$(21,790)	$(25,925)
Sec. 481 Adjustment - Accrual Basis	(312,398)	(249,919)
Totals	(334,188)	(275,844)
Gross Deferred Tax Asset [Liability]	357,604	429,055

Valuation Allowance for Deferred Taxes	(357,604)	(429,055)
Net Deferred Tax Asset [Liability]	$--	$--

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

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance (decreased) increased by approximately $(71,000) and $154,000 in the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[8] Income Taxes (Continued)

The Company does not believe it has any uncertain tax positions through the three months ended March 31, 2010. The Company is subject to U.S. federal and state income tax examinations by tax authorities for all tax periods. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest or penalties accrued at March 31, 2010 or December 31, 2009.

[9] Stockholders' Equity

On February 23, 2010, the Company amended its certificate of incorporation to increase the number of authorized common shares.  The Company is authorized to issue 200,000,000 shares of common stock, par value $.001 per share. At March 31, 2010 and December 31, 2009, there were 71,709,288 and 51,703,500 common shares issued and outstanding, respectively. In October 2009, the Company effected a 12 for 1 forward split of its common stock. All share and per share data has been adjusted to reflect such stock split.

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

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[9] Stockholders' Equity (Continued)

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

In January 2010, the Company finalized a Securities Purchase Agreement with Tangiers Investments, LP (“Tangiers”) (See Note 11).  Pursuant to the agreement the Company issued Tangiers 1,111,111 shares of common stock valued at the market price of $500,000 for a one-time commitment fee which is recorded as deferred offering costs.

In January 2010, the Company issued 1,885,687 shares of common stock to Caesar Capital Group, LLC (“Caesar”) to settle approximately $402,000 of stockholder advances and accrued interest.

In February 2010, the Company sold 1,500,000 shares of common stock to Caesar for $30,000.  The value of the stock on the date of sale based on the market price was $90,000 and the Company recorded an expense for financing costs of $60,000.

In January 2010 and March 2010, the Company issued 50,000 and 86,000 shares of common stock, respectively, for legal services rendered for the registration of securities with the SEC.  The shares are valued at $14,000 and $5,160, respectively, the market price, and are recorded as deferred offering costs.

In March 2010, the Company issued 1,090,000 shares of common stock to a consultant for services rendered.  The shares are valued at the market price of $62,900 and are recorded as share-based consulting expense.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[10] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs. At March 31, 2010 and December 31, 2009, $83,880 and $463,342, respectively was due to the stockholder.  Interest expense is accrued at an average annual market rate of interest which was 3.25% at March 31, 2010 and December 31, 2009.  In January 2010, through two agreements with Caesar Capital Group, LLC (Caesar”), the Company settled approximately $250,000 and $152,000 of stockholder loans through the issuance of 1,086,956 and 798,731 shares of common stock to Caesar. No terms for repayment of the outstanding balance have been established. As a result, the amount is classified as a Current Liability.

[11] Commitment and Contingencies

Employee Agreement - Effective January 4, 2010, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). The agreement, which is for a five year term, provides for an initial base salary of $175,000 per year with a 3% annual increase thereafter.  If company is unable to pay full salary, the CEO is entitled to maintain 51% ownership in the company.  The CEO is also entitled to certain bonuses based on net profits before taxes and other customary benefits, as defined in the agreement.

Operating Leases - The Company leases certain office and manufacturing facilities and equipment. The lease agreements, which expire at various dates through 2012, are subject, in many cases, to renewal options and provide for the payment of taxes, and operating costs, such as insurance and maintenance.  Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs and property taxes.  All these leases are classified as operating leases.

As of March 31, 2010 aggregate minimum annual rental payments under non-cancelable operating leases are as follows:

2011	$10,524
2012	381
Total	$10,905

Rent expense for the Company's operating leases for the three months ended March 31, 2010 and 2009 was approximately $6,000 and $7,000, respectively.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[11] Commitment and Contingencies (Continued)

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

Equity Financing Agreement - In January 2010, the Company finalized a securities purchase agreement with Tangiers Investors, LP (“Tangiers”) pursuant to which at its discretion the Company can periodically sell to Tangiers shares of common stock up to a maximum purchase of $25,000,000.  The selling price will be 88% of the lowest volume weighted average price, as defined in the agreement, for the five days immediately following the notice of sale date. In addition, the Company issued Tangiers 1,111,111 shares of common stock valued at $500,000 for a one-time commitment fee which is recorded as deferred offering costs.

Consulting Agreement – The Company entered into an agreement for business development services with a consultant.  Pursuant to the agreement, the Company is to issue 4,500,000 shares of Company common stock for the services, which primarily were rendered in the first quarter of 2010.  The shares, which were issued in April 2010, are valued at the market price of $180,000 and are recorded as share-based consulting expenses and share liability as of March 31, 2010.

Litigation - The Company, in the normal course of business, is involved in certain legal matters for which it carries insurance, subject to certain exclusions and deductibles.  As of March 31, 2010 and through the date of issuance of these financial statements, there was no asserted or unasserted litigation, claims or assessments warranting recognition and/or disclosure in the financial statements.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[12] Subsequent Events

Debt/Equity Agreements

In April 2010, the Company settled approximately $247,000 in payables with the issuance of 7,800,000 shares of common stock to Socius.

In April 2010, the Company issued an 8% secured convertible note in the amount of $40,000 to Asher.  The principal and accrued interest is payable on January 11, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.

Other

In April 2010, the Company issued 4,500,000 shares of common stock to a consultant for services previously rendered and recorded as share liability at March 31, 2010 (see Note 11).

In April 2010, the Company issued 16,712,299 shares of common stock to its CEO pursuant to his employment agreement (see Note 11).

In April 2010, the Company issued 400,000 shares of common stock to two individuals for consulting and legal services rendered for the registration of securities with the SEC.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We intend to acquire design and manufacturing firms throughout the United States and Europe.  If and when we pursue any potential acquisition candidates, we intend to target the top 10% of the world’s jewelry manufactures that have already created an identity and brand in the jewelry industry.  We intend to locate potential candidates through our relationships in the industry and expect to structure the acquisition through the payment of cash, which will most likely be provided from third party financing, as well as our common stock but not cash generated from our operations.  In the event we obtain financing from third parties for any potential acquisitions, Bergio International may agree to issue our common stock in exchange for the capital received.  However, as of the date of this report, we do not have any binding agreements with any potential acquisition candidates or arrangements with any third parties for financing.

Result of Operations for the Three Months Ended March 31, 2010 and 2009

The following income and operating expenses tables summarize selected items from the statement of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

INCOME:

	Three Months Ended March 31,		Increase/
	2010	2009	(Decrease)

Sales – net	$111,102	$190,726	(42%)

Cost of Sales	22,473	180,272	(88%)

Gross Profit	$88,629	$10,454	(748%)

Gross Profit as a Percentage of Revenue	80%	5%

Sales

Net sales for the three months ended March 31, 2010 were $111,102 compared to $190,726 for the three months ended March 31, 2009.  This resulted in a decrease of approximately $80,000 from the comparable period.  The decrease is primarily due to the lack of consumer confidence in the U.S. economy which began in 2008. Such lack of confidence has resulted in a slowdown in discretionary spending which has continued to negatively affect our sales from the second half of 2008 throughout the first quarter of 2010.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2010 was $22,473 a decrease of approximately $157,799 from $180,272 for the three months ended March 31, 2009.  The decrease in cost of sales related to reduced material costs and the decrease in overall sales.

Gross Profit:

During the three months ended March 31, 2010, our gross profit as a percentage of sales was 80%, compared to a gross profit as a percentage of sales of 5% for the three months ended March 31, 2009.  Our increased gross profit during 2010 was a result of our decrease in cost of sales (as described above) and a concerted effort to limit the amount of sales returns allowed which began at the end of 2009.

OPERATING EXPENSES:

	Three Months Ended March 31,		Increase/
	2010	2009	(Decrease)

Selling Expenses	$38,410	$48,270	(21%)

Total General and Administrative Expenses	366,466	143,279	156%

Total Operating Expenses	$404,876	$191,549	111%

Other Income (Expenses)	$120,889	$(20,361)

Net Loss	$(195,358)	$(201,456)	(3%)

Selling Expenses

Total selling expenses were $38,410 for the three months ended March 31, 2010, a decrease of $10,310 decrease from $48,270 for the three months ended March 31, 2009.  Selling expenses include advertising, trade show expenses and selling commissions.  The decrease in selling expenses during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was a result of decreased advertising and travel expenses under the Company’s cost saving programs implemented in 2008.

General and Administrative Expenses

General and administrative expenses were $366,466 for the three months ended March 31, 2010 versus $143,279 for the three months ended March 31, 2009, an increase of $223,187. The increase in general and administrative expenses is due primarily to an increase in share-based services incurred as we implement our expansion plans while we try to preserve working capital. Share-based services increased approximately $200,000 in 2010 over the comparative 2009 period.

Loss from Operations

During the three months ended March 31, 2010, we had a loss from operations totaling $316,247 which was an increase of approximately $135,152 (75%) from the loss of $181,095 for the three months ended March 31, 2009.  The primary contributing factor for the increase in our loss from operations was increases in general and administrative expenses, as discussed above.

Other Income [Expense]

Other Income [Expense] in the three months ended March 31, 2010 is comprised primarily of the $225,000 gain from the sale of our subsidiary, Diamond, net of share-based financing costs of $60,000, interest expense of $20,660 and a loss on disposal of equipment of $18,945. In the three months ended March 31, 2009, we incurred interest expense of $21,519.

Net Loss

The Company incurred a net loss of $195,358 for the three months ended March 31, 2010, which was primarily a result of non cash share-based compensation and services versus a net loss of $201,456 for the three months ended March 31, 2009.  This was a decrease of $6,098 in our net loss from the comparable period, attributable to the various factors discussed above.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2010 compared to December 31, 2009.

			Increase/
	March 31, 2010	December 31 2009	(Decrease)

Current Assets	$1,931,107	$1722,903	$208,204

Current Liabilities	$1,240,483	$2,100,386	$(859,903)

Working Capital	$690,624	$(377,483)	$1,068,107

As of March 31, 2010, we had a cash overdraft of $9,566, compared to a cash overdraft of $13,717 at December 31, 2009.  Over the next twelve months we believe that our existing capital combined with cash flow from operations and our available financing will be sufficient to sustain our current operations. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital increased as of March 31, 2010 as we entered into various debt restructuring and financing agreements as follows:

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

In February 2010, through an agreement with Socius CG II, Ltd (“Socius”), we settled a $699,999 payment of its credit line with Columbia Bank with the issuance of 14,282,990 shares of common stock (adjusted from an initial issuance of 5,700,000 shares) to Socius.

In April 2010, we settled approximately $247,000 in payables with the issuance of 7,800,000 shares of common stock to Socius and we continue to work with Socius on the settlement of an additional approximate $750,000 of debt through the issuance of equity securities.

Accounts receivable at March 31, 2010 and December 31, 2009 was $310,576 and $341,695, respectively, representing a decrease of 9%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.  The decrease in accounts receivable from December 31, 2009 to March 31, 2010 is primarily attributable to the decreased sales.

Inventory at March 31, 2010 and December 31, 2009 was $1,422,623 and $1,378,271, respectively. Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued expenses at March 31, 2010 were $571,793 compared to $587,443 at December 31, 2009.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of March 31, 2010, we had 2 outstanding term loans. One of the term loans is for $100,000 with Leaf Financial Corp., which is payable in monthly installments and matures in December 2013.  The note bears an annual interest rate of 9.47% and as of March 31, 2010, there was an outstanding balance of $78,777.  We also have a $300,000 term loan with JPMorgan Chase, which is payable in monthly installments and matures in June 2011.  The note bears an annual interest rate of 7.60% and as of March 31, 2010 there was an outstanding balance of $109,929.  Both of these notes are collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

In addition to the notes payable, we utilize bank lines of credit to support working capital needs.  As of March 31, 2010, we have a bank line of credit of $55,000 with JPMorgan Chase Bank, which also requires a monthly payment of $500 and matures in June 2011.  The interest rate is calculated at the bank’s prime rate plus 0.75%.  As of March 31, 2010, we had an outstanding balance of $43,246 at an effective annual interest rate of 4.00%.  The credit line renews annually and is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian. Our bank line of credit with Columbia Bank was paid through the issuance of our common stock, as described above, and closed.

In addition to the bank lines of credit and term loans, we have a number of various unsecured credit cards.  These credit cards require minimal monthly payments of interest only and as of March 31, 2010 we have outstanding balances of $171,865.

Convertible Debt

On February 1, 2010, the Company issued an 8% secured convertible note (the “February 2010 Note”) in the amount of $50,000 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on January 2, 2011 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.

On March 12, 2010, the Company issued an 8% secured convertible note (the “March 2010 Note”) in the amount of $30,000 to Asher.  The principal and accrued interest is payable on December 13, 2010 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.

On November 16, 2009, the Company issued a 7% Secured Convertible Debenture (the “November 2009 Debenture”) in the amount of $25,000 to Tangiers Capital, LLC. The principal and accrued interest is payable on August 16, 2010 or such earlier date as defined in the agreement. Upon issuance, the November 2009 Debenture, including any accrued interest, was convertible into shares of the Company’s common stock at a price of 80% of the average of the two lowest trading prices, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder. The holder is entitled to “piggyback” registration rights on shares of common stock issued upon conversion

Satisfaction of our cash obligations for the next 12 months.

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

Over the next twelve months we believe that our existing capital combined with cash flow from operations and our available financing will be sufficient to sustain our current operations.  However, in the event we locate potential acquisitions and/or mergers we will most likely need to sell equity and/or debt securities.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board ("FASB") issued, and the Company adopted, Accounting Standards Codification (“ASC”) Update No. 2010-05 “Escrowed Share Arrangements and the Presumption of Compensation” (“ASCU No. 2010-05”). ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds. In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized. As it relates to future financings, the adoption of this update may have an effect on the Company’s financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Berge Abajian.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010.

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

In April 2010, we settled approximately $247,000 in payables with the issuance of 7,800,000 shares of common stock to Socius and we continue to work with Socius on the settlement of an additional approximate $750,000 of debt through the issuance of equity securities. The offer and sale of the securities above were effected in reliance on Section 3(a)(10) of the Securities Act of 1933 based on the court’s approval of the issuance of the shares and that the terms and conditions of the exchange of the shares for the release of the claims was fair, reasonable and adequate (procedurally and substantively) to the plaintiffs.

In April 2010, the Company issued 4,500,000 shares of common stock to a consultant for services previously rendered and recorded as share liability at March 31, 2010 (see Note 11).

In April 2010, the Company issued 16,712,299 shares of common stock to its CEO pursuant to his employment agreement (see Note 11).

In April 2010, the Company issued 400,000 shares of common stock to two individuals for consulting and legal services rendered for the registration of securities with the SEC.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved

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

Bergio International, Inc.

Date:	May 13, 2010

By: /s/ Berge Abajian Berge Abajian Title: Chief Executive Officer and Director