Form 10-Q
period 2010-06-30
Bergio International, Inc.
filed 2010-08-11
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

(973) 227-3230
(Registrant’s telephone number)
______________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,702,509 as of August 3, 2010.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited);

F-3	Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited);

F-4	Statements of Cash Flow for the six months ended June 30, 2010 and 2009 (unaudited);

F-6	Notes to Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets:
Current Assets:
Accounts Receivable – Net	$333,666	$341,695
Inventory	1,571,640	1,378,271
Prepaid Expenses and Other Current Assets	9,001	2,937
Other Receivable	175,000	--

Total Current Assets	2,089,307	1,722,903

Property and Equipment – Net	133,655	160,307

Other Assets:
Investment in Unconsolidated Affiliate	5,000	5,000

Total Other Assets	5,000	5,000

Total Assets	$2,227,962	$1,888,210

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Liabilities and Stockholders' Equity (Deficit):
Liabilities
Current Liabilities:
Cash Overdraft	$2,198	$13,717
Accounts Payable and Accrued Expenses	287,797	587,443
Bank Lines of Credit – Net	172,342	883,583
Convertible Debt - Net	103,433	15,925
Current Maturities of Notes Payable	50,206	69,335
Current Maturities of Capital Leases	23,565	22,375
Advances from Stockholder – Net	203,283	463,342
Sales Returns and Allowances Reserve	--	34,808
Derivative Liability	109,888	9,858

Total Current Liabilities	952,712	2,100,386

Long-Term Liabilities
Bank Lines of Credit	36,637	38,380
Notes Payable	128,354	150,498
Capital Leases	4,084	16,717

Total Long-Term Liabilities	169,075	205,595

Commitments and Contingencies	--	--

Total Liabilities	1,121,787	2,305,981

Stockholders' Equity (Deficit)
Common Stock - $.001 Par Value, 200,000,000 Shares Authorized, 114,775,341 and 51,703,500 Shares Issued and Outstanding as of June 30, 2010 and December 31, 2009, respectively	114,775	51,703
Additional Paid-In Capital	3,814,727	1,627,647
Accumulated Deficit	(2,823,327)	(2,097,121)

Total Stockholders' Equity (Deficit)	1,106,175	(417,771)

Total Liabilities and Stockholders'
Equity (Deficit)	$2,227,962	$1,888,210

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales – Net	$437,893	$263,581	$548,995	$454,307
Cost of Sales	179,740	181,422	202,213	361,694
Gross Profit	258,153	82,159	346,782	92,613

Selling Expenses	95,830	82,002	134,240	130,272

General and Administrative Expenses
Share-Based Compensation	--	5,000	--	10,000
Share Based Services	--	2,000	242,900	44,000
Other	124,561	86,348	248,127	182,627

Total General and Administrative Expenses	124,561	93,348	491,027	236,627

Total Operating Expenses	220,391	175,350	625,267	366,899

Income (Loss) from Operations	37,762	(93,191)	(278,485)	(274,286)

Other Income [Expense]
Interest Expense	(10,418)	(24,128)	(31,078)	(45,647)
Gain on Sale of Subsidiary	--	--	225,000	--
Financing Costs – Shared Based	(535,160)	--	(595,160)	--
Amortization of Debt Discount	(36,412)	--	(45,844)	--
Change in Fair Value of Derivative	13,380	--	18,306	--
Loss on Disposal of Equipment	--	--	(18,945)	--
Other Income	--	--	--	1,158

Total Other Income [Expense]	(568,610)	(24,128)	(447,721)	(44,489)

Net Loss	$(530,848)	$(117,319)	$(726,206)	$(318,775)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$--	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	103,300,592	51,703,500	82,319,760	51,703,500

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities
Net Loss	$(726,206)	$(318,775)
Adjustments to Reconcile Net Loss to Net Cash (Used
for) by Operating Activities:
Depreciation and Amortization	27,947	31,902
Share-Based Compensation	--	10,000
Share-Based Services	242,900	44,000
Share-Based Financing Costs	595,160	--
Allowance for Doubtful Accounts	(6,000)	6,000
Amortization of Debt Discount	45,844	--
Change in Fair Value of Derivative	(18,306)	--
Gain on Sale of Subsidiary	(225,000)	--
Loss on Disposal of Equipment	18,945	--
Sales Returns and Allowances Reserve	(34,808)	(63,432)

Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	14,029	377,645
Inventory	(214,869)	(131,847)
Prepaid Expenses	(6,064)	36,238
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	(19,312)	(12,747)
Total Adjustments	420,466	297,759

Net Cash Used for Operating Activities	(305,740)	(21,016)

Investing Activities:
Capital Expenditures	(18,095)	(51,065)
Proceeds from Sale of Subsidiary	50,000	--
Payments for Disposal	(2,145)	--
Net Cash Used for Investing Activities	29,760	(51,065)

Financing Activities:
Increase [Decrease] in Cash Overdraft	(11,519)	19,580
Advances under Bank Lines of Credit – Net	(12,985)	12,409
Proceeds from Notes Payable	--	100,000
Proceeds from Convertible Debt	160,000	--
Repayments of Notes Payable	(19,773)	(60,408)
Advances from Stockholder – Net	141,700	13,032
Repayments of Capital Leases	(11,443)	(12,532)
Proceeds from Sale of Stock	30,000	--

Net Cash Provided by Financing Activities	275,980	72,081

Net Change in Cash	--	--

Cash - Beginning of Period	--	--

Cash - End of Period	$--	$--

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the periods for:
Interest	$40,000	$38,000
Income Taxes	$--	$--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt Discount from Fair Value of Imbedded Derivative	$118,336	$--
Issuance of Common Stock for Deferred Offering Costs	$519,160	$--
Issuance of Common Stock for Bank Line of Credit	$699,999	$--
Issuance of Common Stock for Stockholder Advances	$401,759	$--
Notes Payable Settled with Inventory	$21,500	$--
Issuance of Common Stock for Vendor Payables
and Accrued Expenses	$280,333	$50,000
Issuance of Common Stock for Share Liability	$180,000	$--

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

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

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Basis of Presentation - The accompanying unaudited interim financial statements as of June 30, 2010, and for the six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected.

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

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2010 through August 2, 2010, the date of issuance of the accompanying financial statements.

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

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[3] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	June 30,	December 31,
	2010	2009

Selling Equipment	$8,354	$64,353
Office and Equipment	314,715	296,621
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total – At Cost	349,337	387,242
Less: Accumulated Depreciation and Amortization	215,682	226,935

Property and Equipment – Net	$133,655	$160,307

Depreciation and amortization expense for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009 amounted to approximately $14,000, $16,000, $28,000 and $32,000, respectively.

[4] Notes Payable

	June 30,	December 31,
	2010	2009

Notes payable due in equal monthly installments, monthly payments of $2,500 and one payment on June 30, 2011 equal to the outstanding balance; interest rates of 7.60%. The notes are collateralized by the assets of the Company. (1)	$102,706	115,259

Notes payable due in equal monthly installments, over 60 months, maturing through December 2013 at interest rates of 9.47%. The notes are collateralized by specific assets of the Company.	75,854	83,074
Notes payable due on demand at interest rate of 10%.	--	11,500
Notes payable due on demand at interest rate of 10%.	--	10,000

Total	178,560	219,833
Less: Current Maturities Included in Current Liabilities	50,206	69,335

Total Long-Term Portion of Debt	$128,354	$150,498

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[4] Notes Payable (Continued)

As of June 30, 2010 maturities of long-term debt are as follows:

2011	$50,206
2012	93,351
2013	22,762
2014	12,241

Total	$178,560

(1) Terms are per the Post Judgment Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.

[5] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	June 30,	December 31,
	2010	2009

Credit Line of $700,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At December 31, 2009, the interest rate was 4.00%. Collateralized by the assets of the Company. (1)	$--	$699,999

Credit Line of $55,000, monthly payments of $500 and one payment on June 30, 2011 equal to outstanding balance; interest at the Bank’s prime rates plus 75%, 4.00% at June 30, 2010 and December 31, 2009; collateralized by the assets of the Company. (2)	42,637	44,380

Various unsecured Credit Cards of $180,300 and $178,700, minimum payment of principal and interest are due monthly at the credit card's annual interest rate. At June 30, 2010 and December 31, 2009, the interest rates ranged from 3.99% to 24.90% and 3.99% to 24.90%, respectively.	166,342	177,584

Total	208,979	921,963

Less: Current maturities included in current liabilities	172,342	883,583

Total Long-Term Portion	$36,637	$38,380

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[5] Bank Lines of Credit (Continued)

The Company's CEO and majority shareholder also serves as a guarantor of the Company's debt.

The Company had approximately $12,000 and $10,000 available under the various credit facilities (not including credit cards) at June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010 maturities of long-term debt are as follows:

2011	$6,000
2012	36,637

Total	$42,637

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

In April 2010, the Company issued an 8% secured convertible note in the amount of $40,000 to Asher.  The principal and accrued interest is payable on January 13, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[6] Convertible Debt (Continued)

In May 2010, the Company issued an 8% secured convertible note in the amount of $40,000 to Asher.  The principal and accrued interest is payable on February 11, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.

Asher is entitled to have all shares issued upon conversion of the above notes listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company common stock are then listed.

On November 16, 2009, the Company issued a 7% Secured Convertible Debenture (the “November 2009 Debenture”) in the amount of $25,000 to Tangiers Capital, LLC. The principal and accrued interest is payable on August 16, 2010 or such earlier date as defined in the agreement. Upon issuance, the November 2009 Debenture, including any accrued interest, was convertible into shares of the Company’s common stock at a price of 80% of the average of the two lowest trading prices, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder. The holder is entitled to “piggyback” registration rights on shares of common stock issued upon conversion

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of consolidated results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair value upon issuance of the February 2010 Note, March 2010 Note, April 2010 Note, and May 2010 Note, $23,500, $27,513, $40,362 and $26,961, respectively, was recorded as a derivative liability and a discount to the convertible debt.  The fair value upon issuance of the November 2009 Debenture, $10,890, was recorded as a derivative liability and a discount to the convertible debt in 2009.  Amortization of debt discount amounted to $45,844 for the six months ended June 30, 2010. The derivative liability is revalued each reporting period using the Black-Scholes model. For the six months ended June 30, 2010, the Company recorded an unrealized gain from the change in the fair value of the derivative liability of $18,306. Convertible debt as of June 30, 2010 and December 31, 2009, is shown net of debt discount of $81,567 and $9,075, respectively.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[7] Equipment Held Under Capital Leases

The Company's equipment held under the capital lease obligations as of June 30, 2010 and December 31, 2009 is summarized as follows:

	June 30,	December 31,
	2010	2009

Showroom Equipment	$40,000	$96,000
Less: Accumulated Amortization	20,667	54,933

Equipment Held under Capitalized Lease Obligations - Net	$19,333	$41,067

Amortization related to the equipment held under capital leases for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009 amounted to approximately $2,000, $5,000, $4,000 and $10,000, respectively.

As of June 30, 2010 the future minimum lease payments under the capital leases are as follows:

2011	$26,432
2012	4,188

Total	30,620
Less: Amount Representing Imputed Interest	2,971

Present Value of Net Minimum Capital Lease Payments	27,649
Less: Current Portion of Capitalized Lease Obligations	23,565

Non Current Portion of Capitalized Lease Obligations	$4,084

Interest expense related to capital leases for the three months June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009 amount to approximately $1,000, $2,000, $2,000 and $3,000, respectively.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[8] Income Taxes

Deferred income tax assets [liabilities] are as follows:

	June 30,	December 31,
	2010	2009

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$493,941	$656,485
Allowance for Doubtful Accounts	32,115	34,511
Allowance for Sales Returns	--	13,903
Totals	526,056	704,899

Deferred Income Tax Liabilities:
Property and Equipment	$(7,642)	$(25,925)
Sec. 481 Adjustment - Accrual Basis	(281,159)	(249,919)
Totals	(288,801)	(275,844)
Gross Deferred Tax Asset [Liability]	237,255	429,055

Valuation Allowance for Deferred Taxes	(237,255)	(429,055)
Net Deferred Tax Asset [Liability]	$--	$--

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

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance (decreased) increased by approximately $(191,800) and $154,000 in the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[8] Income Taxes (Continued)

The Company does not believe it has any uncertain tax positions through the six months ended June 30, 2010. The Company is subject to U.S. federal and state income tax examinations by tax authorities for all tax periods. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest or penalties accrued at June 30, 2010 or December 31, 2009.

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

In April 2010 and May 2010, the Company issued an aggregate of 8,573,680 shares of common stock to Socius for settlement of approximately $247,000 in payables.

In April 2010, the Company issued 100,000 shares of common stock for legal services rendered for the registration of securities with the SEC.  The shares are valued at $4,000.

In April 2010, the Company issued 300,000 shares of common stock for accounting services rendered for the registration of securities with the SEC.  The shares are valued at $12,000.

In April 2010, the Company issued 4,500,000 shares of common stock valued at $180,000 to settle share liability.

In April 2010 and May 2010, the Company issued an aggregate of 29,592,373 shares of common stock to its Chief Executive Office (see Note 10).

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[10] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs. At June 30, 2010 and December 31, 2009, $203,283 and $463,342, respectively was due to the stockholder.  Interest expense is accrued at an average annual market rate of interest which was 3.25% at June 30, 2010 and December 31, 2009.  In January 2010, through two agreements with Caesar Capital Group, LLC (Caesar”), the Company settled approximately $250,000 and $152,000 of stockholder loans through the issuance of 1,086,956 and 798,731 shares of common stock to Caesar. No terms for repayment of the outstanding balance have been established. As a result, the amount is classified as a Current Liability.

In April 2010 and May 2010, the Company issued 16,712,299 and 12,880,074 shares of common stock, respectively to its Chief Executive Officer (“CEO”), in accordance with his employment agreement (See Note 11). The shares are valued at $33,333, the amount of unpaid compensation owed the CEO.

[11] Commitment and Contingencies

Employee Agreement - Effective February 28, 2010, the Company entered into an employment agreement with its CEO.  The agreement, which is for a five year term, provides for an initial base salary of $175,000 per year with a 3% annual increase thereafter (the “Base Salary”).  The CEO is also entitled to certain bonuses based on net profits before taxes and other customary benefits, as defined in the agreement. In addition, since it is understood that the Company is employing the CEO during a time of economic decline throughout the U.S. and at times and from time to time, the Company may not be in a position to pay the full amount of Base Salary owed the CEO it is understood and agreed to by the Board, that as long as the Company is unable to pay the CEO the full amount of his Base Salary that the Board shall issue to him, from time to time, an amount of shares that will allow him to remain in possession of fifty-one percent (51%) of the Company’s then outstanding common stock.  Such issuances shall be made to the CEO at any time when his total share holdings are reduced to an amount less than fifty-one percent (51%) as a result of issuance of shares made on behalf of the Company.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[11] Commitment and Contingencies (Continued)

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

As of June 30, 2010 aggregate minimum annual rental payments under non-cancelable operating leases are as follows:

2011	$ 5,124

Rent expense for the Company's operating leases for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009 amount to approximately $5,000, $6,000, $11,000 and $13,000, respectively.

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

Equity Financing Agreement - In January 2010, the Company finalized a securities purchase agreement with Tangiers Investors, LP (“Tangiers”) pursuant to which at its discretion the Company can periodically sell to Tangiers shares of common stock up to a maximum purchase of $25,000,000.  The selling price will be 88% of the lowest volume weighted average price, as defined in the agreement, for the five days immediately following the notice of sale date. In addition, the Company issued Tangiers 1,111,111 shares of common stock valued at $500,000 for a one-time commitment fee which is recorded as deferred offering costs.  Effective, June 22, 2010, the Company terminated the securities purchase agreement with Tangiers and recorded an expense of $535,160 as share-based financing costs which included the $500,000 commitment fee and $35,160 of professional fees related to a registration statement for common shares to be issued pursuant to the agreement, which was also terminated.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Consulting Agreement – The Company entered into an agreement for business development services with a consultant.  Pursuant to the agreement, the Company issued 4,500,000 shares of Company common stock for the services, which primarily were rendered in the first quarter of 2010.  The shares, which were issued in April 2010, are valued at the market price of $180,000.  At March 31, 2010, the Company recorded share-based consulting expense and a share liability for the amount.

Litigation - The Company, in the normal course of business, is involved in certain legal matters for which it carries insurance, subject to certain exclusions and deductibles.  As of June 30, 2010 and through the date of issuance of these financial statements, there was no asserted or unasserted litigation, claims or assessments warranting recognition and/or disclosure in the financial statements.

[12] Subsequent Event

In July 2010, the Company issued 3,927,168 shares of common stock to its CEO pursuant to his employee agreement (see Note 11).

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

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

The following income and operating expenses tables summarize selected items from the statement of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

INCOME:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales – net	$437,893	$263,581	$548,995	$454,307

Cost of Sales	179,740	181,422	202,213	361,694

Gross Profit	$258,153	$82,159	$346,782	$92,613

Gross Profit as a Percentage of Revenue	59%	31%	63%	20%

Sales

Net sales for the three months ended June 30, 2010 were $437,893 compared to $263,581 for the three months ended June 30, 2009.  This resulted in an increase of $174,312 (66%) from the comparable period. Net sales for the six months ended June 30, 2010 were $548,995 compared to $454,307 for the six months ended June 30, 2009.  This resulted in an increase of $94,688 (21%) from the comparable period. The increases in sales in the three and six month periods were primarily a result of our efforts to expand our customer base outside the United States and into Europe and Asia.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2010 was $179,740 a decrease of $1,682 (1%) from $181,422 for the three months ended June 30, 2009. Cost of sales for the six months ended June 30, 2010 was $202,231 a decrease of $159,481 (44%) from $361,694 for the six months ended June 30, 2009. The decrease in cost of sales in the three and six month periods were a result of our selling product held in inventory with lower material costs which resulted in a higher gross margin.

Gross Profit:

During the three months ended June 30, 2010, our gross profit as a percentage of sales was 59%, compared to a gross profit as a percentage of sales of 31% for the three months ended June 30, 2009.  During the six months ended June 30, 2010, our gross profit as a percentage of sales was 63%, compared to a gross profit as a percentage of sales of 20% for the six months ended June 30, 2009. Our increased gross profit during the three and six month periods in 2010 was a result of our decrease in cost of sales (as described above) and a concerted effort to limit the amount of sales returns allowed which began at the end of 2009.

OPERATING EXPENSES:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Selling Expenses	$95,830	$82,002	$134,240	$130,272

Total General and Administrative Expenses	124,561	93,348	491,027	236,627

Total Operating Expenses	$220,391	$175,350	$625,267	$366,899

Other Income (Expenses)	$(568,848)	$(24,128)	$(447,721)	$(44,489)

Net Loss	$(530,848)	$(117,319)	$(726,206)	$(318,775)

Selling Expenses

Selling expenses were $95,830 for the three months ended June 30, 2010, an increase of $13,828 (17%) from $82,002 for the three months ended June 30, 2009. Selling expenses were $134,240 for the six months ended June 30, 2010, an increase of $3,968 (3%) from $130,272 for the six months ended June 30, 2009.   Selling expenses include advertising, trade show expenses, travel and selling commissions.  The increase in selling expenses in the three and six month periods was a result of increased advertising and travel expenses as we began to implement our strategic plan to increase our customer base outside the United States.

General and Administrative Expenses

Total General and Administrative expenses were $124,561 for the three months ended June 30, 2010 versus $93,348 for the three months ended June 30, 2009, an increase of $31,213 (33%). Total General and Administrative expenses were $491,027 for the six months ended June 30, 2010 versus $236,627 for the six months ended June 30, 2009, an increase of $254,400 (108%). The increase in general and administrative expenses is due primarily to an increase in payroll costs and share-based services incurred as we implement our expansion plans while we try to preserve working capital. These cost increases were reduced by a decrease in professional fees expense.  Share-based services and payroll costs increased approximately $200,000 and $68,000, respectively, in the 2010 six month period versus the comparative 2009 period while professional fees decreased approximately $34,000 in the same period. We have limited our share-based service costs in the three months ended June 30, 2010 and plan to continue that going forward.

Income (Loss) from Operations

During the three months ended June 30, 2010, we had income from operations of $37,762 which was an increase of $130,953 (144%) from the loss of ($93,191) for the three months ended June 30, 2009. During the six months ended June 30, 2010, we had loss from operations of ($278,485) which was an increase of $4,199 (2%) from the loss of ($274,286) for the six months ended June 30, 2009.   Our income from operations in the three months ended June 30, 2010 was a result of increases in sales and gross profit while we controlled our operating costs. Our operating loss for the six months ended June 30, 2010 is consistent with the comparative June 30, 2009 period, however, our general and administrative expenses and operating loss were negatively affected by $200,000 in share-based service costs that we do not expect to have in future periods, as discussed above.

Other Income [Expense]

Other Income [Expense] in the three months ended June 30, 2010 is comprised primarily of share-based financing costs of $535,160 related to the termination of our securities purchase agreement with Tangiers. Other Income [Expense] in the six months ended June 30, 2010 is comprised primarily of the $225,000 gain from the sale of our subsidiary, Diamond, net of share-based financing costs of $595,160, interest expense of $31,078, and amortization of debt discount of $45,844. In the three and six months ended June 30, 2009, we incurred interest expense of $24,128 and $45,647, respectively.

Net Loss

We incurred a net loss of $530,848 for the three months ended June 30, 2010 versus a net loss of $117,319 for the three months ended June 30, 2009.  This was an increase of $413,529 in our net loss from the comparable period, attributable to the various factors discussed above. We incurred a net loss of $726,206 for the six months ended June 30, 2010 versus a net loss of $318,775 for the six months ended June 30, 2009.  This was an increase of $407,431 in our net loss from the comparable period, attributable to the various factors discussed above. Net loss in the three and six months ended June 30, 2010, would have decreased by $535,160 and $838,060, respectively, net of share-based finance and service costs, resulting in net income of $4,312 and $81,854, respectively.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2010 compared to December 31, 2009.

	June 30, 2010	December 31, 2009	Increase/ (Decrease)

Current Assets	$2,089,307	$1,722,903	$366,404

Current Liabilities	$952,712	$2,100,386	$(1,147,674)

Working Capital	$1,136,595	$(377,483)	$1,514,078

As of June 30, 2010, we had a cash overdraft of $2,198, compared to a cash overdraft of $13,717 at December 31, 2009.  Over the next twelve months we believe that our existing capital combined with cash flow from operations and our available financing will be sufficient to sustain our current operations. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital increased as of June 30, 2010 as we entered into various debt restructuring and financing agreements as follows:

In January 2010, we finalized a securities purchase agreement with Tangiers Investors, LP (“Tangiers”) pursuant to which at our discretion we can periodically sell to Tangiers shares of common stock up to a maximum purchase of $25,000,000.  The selling price will be 88% of the lowest volume weighted average price, as defined in the agreement, for the five days immediately following the notice of sale date. In addition, we issued Tangiers 1,111,111 shares of common stock valued at $500,000 for a one-time commitment fee. Effective June 22, 2010, we terminated the securities purchase agreement with Tangiers and expensed the commitment fee and other related fees.

In January 2010, through two agreements with Caesar Capital Group, LLC (Caesar”), we settled approximately $402,000 of stockholder advances and accrued interest through the issuance of 1,885,687 shares of common stock to Caesar.

In February 2010, through an agreement with Socius CG II, Ltd (“Socius”), we settled a $699,999 payment of a credit line with Columbia Bank with the issuance of 14,282,990 shares of common stock (adjusted from an initial issuance of 5,700,000 shares) to Socius.

In April 2010 and May 2010, we settled approximately $247,000 in payables with the issuance of 8,573,680 shares of common stock to Socius.

Accounts receivable at June 30, 2010 and December 31, 2009 was $333,666 and $341,695, respectively. We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.  The slight decrease in accounts receivable from December 31, 2009 to June 30, 2010 is primarily attributable to increased collections.

Inventory at June 30, 2010 and December 31, 2009 was $1,571,640 and $1,378,271, respectively. Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for us to resell or recast these materials into new products and/or designs as the market evolves. We enhanced our product line as we began to implement our strategic plan to increase our customer base outside the United States.

Accounts payable and accrued expenses at June 30, 2010 were $287,797 compared to $587,443 at December 31, 2009. The decrease is primarily attributable to the payables settled through issuances of our common stock.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of June 30, 2010, we had 2 outstanding term loans. One of the term loans is for $100,000 with Leaf Financial Corp., which is payable in monthly installments and matures in December 2013.  The note bears an annual interest rate of 9.47% and as of June 30, 2010, there was an outstanding balance of $75,854.  We also have a $300,000 term loan with JPMorgan Chase, which is payable in monthly installments and matures in June 2011.  The note bears an annual interest rate of 7.60% and as of June 30, 2010 there was an outstanding balance of $102,706.  Both of these notes are collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

In addition to the notes payable, we utilize bank lines of credit to support working capital needs.  As of June 30, 2010, we have a bank line of credit of $55,000 with JPMorgan Chase Bank, which also requires a monthly payment of $500 and matures in June 2011.  The interest rate is calculated at the bank’s prime rate plus 0.75%.  As of June 30, 2010, we had an outstanding balance of $42,637 at an effective annual interest rate of 4.00%.  The credit line renews annually and is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian. Our bank line of credit with Columbia Bank was paid through the issuance of our common stock, as described above, and closed.

In addition to the bank lines of credit and term loans, we have a number of various unsecured credit cards.  These credit cards require minimal monthly payments of interest only and as of June 30, 2010 we have outstanding balances of $166,342.

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

In April 2010, the Company issued an 8% secured convertible note in the amount of $40,000 to Asher.  The principal and accrued interest is payable on January 13, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.

In May 2010, the Company issued an 8% secured convertible note in the amount of $40,000 to Asher.  The principal and accrued interest is payable on February 11, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.

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

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Berge Abajian.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2010, we settled approximately $247,000 in payables with the issuance of 7,800,000 shares of common stock to Socius.  In May 2010, an additional 773,680 shares were issued.  The offer and sale of the securities above were effected in reliance on Section 3(a)(10) of the Securities Act of 1933 based on the court’s approval of the issuance of the shares and that the terms and conditions of the exchange of the shares for the release of the claims was fair, reasonable and adequate (procedurally and substantively) to the plaintiffs.

In April 2010, we issued 4,500,000 shares of common stock to a consultant for services previously rendered and recorded as share liability at March 31, 2010.  The shares were issued in reliance on Section 4(2) of the United States Securities Act of 1933, as amended (the “Securities Act”). The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultant acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from management concerning any and all matters related to acquisition of the securities.

In April 2010, we issued 16,712,299 shares of common stock to our CEO pursuant to his employment agreement. The shares were issued in reliance on Section 4(2) of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securitites and Exchange Commission or an applicable exemption from the registration requirements.

In April 2010, we issued 400,000 shares of common stock to two individuals for consulting and legal services rendered for the registration of securities with the SEC. The shares were issued in reliance on Section 4(2) of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from management concerning any and all matters related to acquisition of the securities.

In May 2010, we issued 12,880,074 shares of common stock to our CEO pursuant to his employment agreement. The shares were issued in reliance on Section 4(2) of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securitites and Exchange Commission or an applicable exemption from the registration requirements.

In July 2010, we issued 3,927,168 shares of common stock to our CEO pursuant to his employee agreement. The shares were issued in reliance on Section 4(2) of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securitites and Exchange Commission or an applicable exemption from the registration requirements.

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

Bergio International, Inc.

Date:	August 11, 2010

By: /s/ Berge Abajian Berge Abajian Title: Chief Executive Officer and Director