Form 10-Q
period 2010-09-30
Bergio International, Inc.
filed 2010-11-12
CIK 1431074

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-150029

BERGIO INTERNATIONAL, INC.
(Exact Name of registrant as specified in its charter)

Delaware	27-1338257
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

12 Daniel Road E.
Fairfield, New Jersey 07004
(Address of principal executive offices)

(973) 227-3230
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

[ ]	Large Accelerated Filer	[ ]	Accelerated Filer

[ ]	Non-Accelerated Filer	[X]	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]   No [X]

As of November 10, 2010, there were 126,673,101 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the full year.

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets:
Current Assets:
Accounts Receivable – Net	$442,039	$341,695
Inventory	1,526,177	1,378,271
Prepaid Expenses and Other Current Assets	8,614	2,937
Other Receivable	175,000	--

Total Current Assets	2,151,830	1,722,903

Property and Equipment – Net	123,632	160,307

Other Assets:
Investment in Unconsolidated Affiliate	5,000	5,000

Total Other Assets	5,000	5,000

Total Assets	$2,280,462	$1,888,210

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

Liabilities and Stockholders’ Equity (Deficit):
Liabilities
Current Liabilities:
Cash Overdraft	$25,838	$13,717
Accounts Payable and Accrued Expenses	271,795	587,443
Bank Lines of Credit – Net	169,339	883,583
Convertible Debt - Net	99,523	15,925
Current Maturities of Notes Payable	48,064	69,335
Current Maturities of Capital Leases	19,748	22,375
Advances from Stockholder – Net	279,350	463,342
Sales Returns and Allowances Reserve	--	34,808
Derivative Liability	70,763	9,858

Total Current Liabilities	984,420	2,100,386

Long-Term Liabilities
Bank Lines of Credit	35,186	38,380
Notes Payable	123,620	150,498
Capital Leases	1,036	16,717

Total Long-Term Liabilities	159,842	205,595

Commitments and Contingencies	--	--

Total Liabilities	1,144,262	2,305,981

Stockholders’ Equity (Deficit)
Common Stock - $.001 Par Value, 200,000,000 Shares Authorized, 126,673,101 and 51,703,500 Shares Issued and Outstanding as of September 30, 2010 and December 31, 2009, respectively	126,672	51,703
Additional Paid-In Capital	3,879,413	1,627,647
Accumulated Deficit	(2,869,885)	(2,097,121)

Total Stockholders’ Equity (Deficit)	1,136,200	(417,771)

Total Liabilities and Stockholders’
Equity (Deficit)	$2,280,462	$1,888,210

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales – Net	$343,514	$254,652	$892,509	$708,959
Cost of Sales	226,031	150,231	428,244	511,925
Gross Profit	117,483	104,421	464,265	197,034

Selling Expenses	51,790	40,065	186,030	170,337

General and Administrative Expenses
Share-Based Compensation	--	5,000	--	15,000
Share Based Services	--	2,000	242,900	46,000
Other	94,107	75,573	342,234	258,200

Total General and Administrative Expenses	94,107	82,573	585,134	319,200

Total Operating Expenses	145,897	122,638	771,164	489,537

Loss from Operations	(28,414)	(18,217)	(306,899)	(292,503)

Other Income [Expense]
Interest Expense	(17,929)	(22,420)	(49,007)	(68,067)
Gain on Sale of Subsidiary	--	--	225,000	--
Financing Costs – Shared Based	--	--	(595,160)	--
Amortization of Debt Discount	(39,340)	--	(85,184)	--
Change in Fair Value of Derivative	39,125	--	57,431	--
Loss on Disposal of Equipment	--	--	(18,945)	--
Other Income	--	--	--	1,158

Total Other Income [Expense]	(18,144)	(22,420)	(465,865)	(66,909)

Net Loss	$(46,558)	$(40,637)	$(772,764)	$(359,412)

Net Loss Per Common Share - Basic and Diluted	$--	$--	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	120,607,405	31,022,100	95,222,556	30,962,075

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Net Loss	$(772,764)	$(359,412)
Adjustments to Reconcile Net Loss to Net Cash Used
for Operating Activities:
Depreciation and Amortization	40,891	47,670
Share-Based Compensation	--	15,000
Share-Based Services	242,900	46,000
Share-Based Financing Costs	595,160	--
Allowance for Doubtful Accounts	(6,000)	6,000
Amortization of Debt Discount	85,184	--
Change in Fair Value of Derivative	(57,431)	--
Gain on Sale of Subsidiary	(225,000)	--
Loss on Disposal of Equipment	18,945	--
Sales Returns and Allowances Reserve	(34,808)	(97,545)

Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	(94,344)	374,963
Inventory	(169,406)	(141,517)
Prepaid Expenses	(5,677)	32,385
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	(1,981)	22,379
Total Adjustments	388,433	305,335

Net Cash Used for Operating Activities	(384,331)	(54,077)

Investing Activities:
Capital Expenditures	(21,016)	(61,626)
Proceeds from Sale of Subsidiary	50,000	--
Payments for Disposal	(2,145)	--
Net Cash Provided by (Used for) Investing Activities	26,839	(61,626)

Financing Activities:
Increase in Cash Overdraft	12,121	17,326
Advances under Bank Lines of Credit – Net	(17,439)	14,752
Proceeds from Notes Payable	--	100,000
Proceeds from Convertible Debt	160,000	--
Repayments of Notes Payable	(26,649)	(75,025)
Advances from Stockholder – Net	217,767	76,547
Repayments of Capital Leases	(18,308)	(17,897)
Proceeds from Sale of Stock	30,000	--

Net Cash Provided by Financing Activities	357,492	115,703

Net Change in Cash	--	--

Cash - Beginning of Period	--	--

Cash - End of Period	$--	$--

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the years for:
Interest	$53,000	$57,000
Income Taxes	$--	$--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt Discount from Fair Value of Imbedded Derivative	$118,336	$--
Issuance of Common Stock for Deferred Offering Costs	$535,160	$--
Issuance of Common Stock for Bank Line of Credit	$699,999	$--
Issuance of Common Stock for Stockholder Advances	$401,759	$--
Notes Payable Settled with Inventory	$21,500	$--
Issuance of Common Stock for Vendor Payables	$247,000	$50,000
Issuance of Common Stock for Accrued Payroll – Related Party	$66,666	$--
Issuance of Common Stock for Share Liability	$180,000	$--
Issuance of Common Stock for Convertible Debt	$43,250	$--

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[1] Nature of Operations and Basis of Presentation

Nature of Operations – Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc. On October 21, 2009, as a result of a Share Exchange Agreement (defined below), the corporate name was changed to Bergio International, Inc. and the Company implemented a 12 for 1 forward stock split of its common shares. All share and per share data has been adjusted to reflect such stock split.  The Company is engaged in the product design, manufacturing, distribution of fine jewelry throughout the United States and is headquartered from its corporate office in Fairfield, New Jersey. Based on the nature of operations, the Company’s sales cycle experiences significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

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

Basis of Presentation - The accompanying unaudited interim financial statements as of September 30, 2010, and for the nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Correction of an Error - As of September 30, 2010, the Company corrected certain errors in prior period financial statements (corrected amounts) related to shares outstanding as of December 31, 2008 (30,575,666), and weighted average shares outstanding and net loss per share for the year ended December 31, 2008 (32,578,421 and $(0.03)), the three months ended March 31, 2009 (30,840,035 and $(0.01)), and the three and six months ended June 30, 2009 (31,022,100 and $(--)) and (30,931,565 and $(0.01)). The prior period amounts had been retroactively presented to reflect our recapitalization as a result of our share exchange agreement with Diamond Information Institute, Inc.  The correction had no effect on the previously reported Net Loss in the year ended December 31, 2008, the three months ended March 31, 2009, or the three and six months ended June 30, 2009.

The Company has evaluated the impact of the corrections to outstanding shares as disclosed in the Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2009 and 2008 and the affect upon the weighted average common shares outstanding and net loss per share for the year ended December 31, 2008, the three months ended March 31, 2009 and the three and six months ended June 30, 2009 and has determined that there is no change to net loss and no significant change to net loss per share. The Company has evaluated the corrections in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 250-10-S99 “Accounting Changes and Error Corrections”.  The adjustments, when compared to the operating results or on any trend of losses for all previous financial statements to which this error relates, are not considered by management to be material.  In addition, the Company believes that investors would not consider the amount of the adjustments to be material, and therefore, would not have significantly impacted their investment decisions about the Company.

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

Fair Value of Financial Instruments – Effective January 2, 2008, the Company adopted guidance issued by the FASB on “Fair Value Measurements” for assets and liabilities measured at fair value on a recurring basis.  This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  The adoption of this guidance did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

The FASB defines fair value as the price that would be received to sell an assets or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Additionally, the “FASB” requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of September 30, 2010, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of the Company’s convertible debt is measured on a recurring basis (see Note 6).

The following table presents fair value measurements for major categories of the Company’s financial liabilities measured at fair value on a recurring basis:

	September 30, 2010 (Unaudited)				December 31, 2009
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Convertible Debt	$--	$99,523	$--	$99,523	$--	$15,925	$--	$15,925

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective for January 1, 2008.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2010 through the issuance of the accompanying financial statements.

 [3] New Authoritative Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) issued, and the Company adopted, Accounting Standards Codification (“ASC”) Update No. 2010-05 “Escrowed Share Arrangements and the Presumption of Compensation” (“ASCU No. 2010-05”). ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds. In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized. As it relates to future financings, the adoption of this update may have an effect on the Company’s financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[4] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Selling Equipment	$8,354	$64,353
Office and Equipment	317,636	296,621
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total – At Cost	352,258	387,242
Less: Accumulated Depreciation and Amortization	228,626	226,935

Property and Equipment – Net	$123,632	$160,307

Depreciation and amortization expense for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 amounted to approximately $13,000, $16,000, $41,000 and $48,000, respectively.

[5] Notes Payable

	September 30,	December 31,
	2010	2009
	(Unaudited)

Notes payable due in equal monthly installments, monthly payments of $2,500 and one payment on June 30, 2011 equal to the outstanding balance; interest rates of 7.60%. The notes are collateralized by the assets of the Company. (1)	$97,175	115,259

Notes payable due in equal monthly installments, over 60 months, maturing through April 2014 at interest rates of 10.52%. The notes are collateralized by specific assets of the Company.	74,509	83,074

Notes payable due on demand at interest rate of 10%.	--	11,500

Notes payable due on demand at interest rate of 10%.	--	10,000

Total	171,684	219,833
Less: Current Maturities Included in Current Liabilities	48,064	69,335

Total Long-Term Portion of Debt	$123,620	$150,498

As of September 30, 2010 maturities of long-term debt are as follows:

2011	$48,064
2012	87,233
2013	22,274
2014	14,113

Total	$171,684

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

(1) Terms are per the Post Judgment Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgement, less credits for payment made through the date of default.

[6] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Credit Line of $700,000, minimum payment of interest only is due monthly at the bank’s prime rate plus .75%. At December 31, 2009, the interest rate was 4.00%. Collateralized by the assets of the Company. (1)	$--	$699,999

Credit Line of $55,000, monthly payments of $500 and one payment on June 30, 2011 equal to outstanding balance; interest at the Bank’s prime rates plus 75%, 4.00% at September 30, 2010 and December 31, 2009; collateralized by the assets of the Company. (2)	41,186	44,380

Various unsecured Credit Cards of $180,300 and $178,700, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At September 30, 2010 and December 31, 2009, the interest rates ranged from 3.99% to 24.90% and 3.99% to 24.90%, respectively.	163,339	177,584

Total	204,525	921,963

Less: Current maturities included in current liabilities	169,339	883,583

Total Long-Term Portion	$35,186	$38,380

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

As of September 30, 2010 maturities of long-term debt (excluding credit cards) are as follows:

2011	$6,000
2012	35,186

Total	$41,186

1)  In February 2010, through an agreement with Socius CG II, Ltd (“Socius”), the Company settled a $699,999 payment of its credit line with Columbia Bank with the issuance of 14,282,990 shares of common stock (adjusted from an initial issuance of 5,700,000 shares) to Socius.

2) Terms are per the Post Judgement Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgement, less credits for payment made through the date of default.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[7] Convertible Debt

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

During the quarter end September 30, 2010, $37,000 of the convertible note was converted into 4,672,298 shares of common stock.

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

In August 2010, $6,250 of the convertible note was converted into 714,286 shares of common stock.

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of consolidated results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair value upon issuance of the February 2010 Note, March 2010 Note, April 2010 Note, and May 2010 Note, $23,500, $27,513, $40,362 and $26,961, respectively, was recorded as a derivative liability and a discount to the convertible debt.  The fair value upon issuance of the November 2009 Debenture, $10,890, was recorded as a derivative liability and a discount to the convertible debt in 2009.  Amortization of debt discount amounted to $45,844 for the six months ended June 30, 2010. The derivative liability is revalued each reporting period using the Black-Scholes model. For the nine months ended September 30, 2010, the Company recorded an unrealized gain from the change in the fair value of the derivative liability of $57,431. Convertible debt as of September 30, 2010 and December 31, 2009, is shown net of debt discount of $42,227 and $9,075, respectively.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

The Black-Scholes model was valued with the following inputs:

Stock Price – The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.02 to $0.01 in the period 7-01-2010 through 9-30-2010.

Variable Conversion Price – The variable conversion price was based on: (i) 80% of the average of the 2 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Tangiers); and (ii) 62.5% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher).

Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 6 months to 0 months in the period 7-01-2010 through 9-30-2010.

Risk Free Rate – The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.27% to 0.61% in the period 7-01-2010 through 9-30-3010.

Volatility – The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies ranged from 61.82% to 58.29% in the period 7-01-2010 through 9-30-2010.

 [8] Equipment Held Under Capital Leases

The Company’s equipment held under the capital lease obligations as of September 30, 2010 and December 31, 2009 is summarized as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Showroom Equipment	$40,000	$96,000
Less: Accumulated Amortization	22,667	54,933

Equipment Held under Capitalized Lease Obligations - Net	$17,333	$41,067

Amortization related to the equipment held under capital leases is calculated using the straight-line method over the five year useful lives of the assets.  For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 amortization expense amounted to approximately $2,000, $5,000, $6,000 and $15,000, respectively.

As of September 30, 2010 the future minimum lease payments under the capital leases are as follows:

2011	$22,965
2012	1,047

Total	24,012
Less: Amount Representing Imputed Interest	3,228

Present Value of Net Minimum Capital Lease Payments	20,784
Less: Current Portion of Capitalized Lease Obligations	19,748

Non Current Portion of Capitalized Lease Obligations	$1,036

Interest expense related to capital leases for the three months September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 amount to approximately $1,000, $2,000, $3,000 and $6,000, respectively.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[9] Income Taxes

Deferred income tax assets [liabilities] are as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$167,821	$656,485
Allowance for Doubtful Accounts	32,115	34,511
Allowance for Sales Returns	--	13,903
Start up costs	18,237	13,903
Totals	218,173	704,899

Deferred Income Tax Liabilities:
Property and Equipment	$(5,883)	$(25,925)
Sec. 481 Adjustment - Accrual Basis	--	(249,919)
Totals	(5,883)	(275,844)
Gross Deferred Tax Asset [Liability]	212,290	429,055

Valuation Allowance for Deferred Taxes	(212,290)	(429,055)
Net Deferred Tax Asset [Liability]	$--	$--

At December 31, 2009, the Company had approximately $600,000 of federal net operating tax loss carryforwards expiring at various dates through 2029.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance (decreased) increased by approximately $(217,000) and $154,000 in the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

The Company does not believe it has any uncertain tax positions through the nine months ended September 30, 2010. The Company is subject to U.S. federal and state income tax examinations by tax authorities for all tax periods. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest or penalties accrued at September 30, 2010 or December 31, 2009.

 [10] Stockholders’ Equity

On February 23, 2010, the Company amended its certificate of incorporation to increase the number of authorized common shares.  The Company is authorized to issue 200,000,000 shares of common stock, par value $.001 per share. At September 30, 2010 and December 31, 2009, there were 126,673,101 and 51,703,500 common shares issued and outstanding, respectively. In October 2009, the Company effected a 12 for 1 forward split of its common stock. All share and per share data has been adjusted to reflect such stock split.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

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

In April 2010, May 2010, July 2010 and August 2010, the Company issued an aggregate of 36,103,549 shares of common stock to its Chief Executive Officer (see Note 10).

In August 2010 and September 2010, the Company issued an aggregate of 4,672,298 shares of common stock to Asher for partial conversion of its convertible debt.  The shares are valued at $37,000.

In August 2010, the Company issued 714,286 shares of common stock to Tangiers Capital, LLC for partial conversion of its convertible debt.  The shares are valued at $6,250.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[11] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At September 30, 2010 and December 31, 2009, $279,350 and $463,342, respectively was due to the stockholder.  Interest expense is accrued at an average annual market rate of interest which was 3.25% at September 30, 2010 and December 31, 2009.  In January 2010, through two agreements with Caesar Capital Group, LLC (Caesar”), the Company settled approximately $250,000 and $152,000 of stockholder loans through the issuance of 1,086,956 and 798,731 shares of common stock to Caesar. No terms for repayment of the outstanding balance have been established. As a result, the amount is classified as a Current Liability.

In the nine months ended September 30, 2010, the Company issued an aggregate of 36,103,549 shares of common stock to its Chief Executive Officer (“CEO”), in accordance with his employment agreement (See Note 11). The shares are valued at $66,666 the amount of unpaid compensation owed the CEO.

[12] Commitment and Contingencies

Employment Agreement - Effective February 28, 2010, the Company entered into an employment agreement with its CEO.  The agreement, which is for a five year term, provides for an initial base salary of $175,000 per year with a 3% annual increase thereafter (the “Base Salary”).  The CEO is also entitled to certain bonuses based on net profits before taxes and other customary benefits, as defined in the agreement. In addition, since it is understood that the Company is employing the CEO during a time of economic decline throughout the U.S. and at times and from time to time, the Company may not be in a position to pay the full amount of Base Salary owed the CEO it is understood and agreed to by the Board, that as long as the Company is unable to pay the CEO the full amount of his Base Salary that the Board shall issue to him, from time to time, an amount of shares that will allow him to remain in possession of fifty-one percent (51%) of the Company’s then outstanding common stock.  Such issuances shall be made to the CEO at any time when his total share holdings are reduced to an amount less than fifty-one percent (51%) as a result of issuance of shares made on behalf of the Company.

Operating Leases - The Company leases certain office and manufacturing facilities and equipment. The Company’s office and manufacturing facilities are currently leased on a month to month basis at $1,800 per month. The equipment lease agreements are non-cancelable and expire at various dates through 2011. All these leases are classified as operating leases.

As of September 30, 2010, aggregate minimum annual rental payments under non-cancelable operating leases are as follows:

2011	$ 1,524

Rent expense for the Company’s operating leases for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 amount to approximately $5,000, $6,000, $16,000 and $19,000, respectively.

Acquisition - The Company entered into an Asset Purchase Agreement with Mario Panelli & C. s.a.s. (“Seller”), an Italian distributor of high-end jewelry, and Mario Panelli and Mogni Viviana (“Owners”), wherein the Company agreed to purchase the inventory of the Seller. The Company agreed to pay the Seller an amount equal to 100% of the book value of the Seller’s inventory as determined in accordance with U.S. generally accepted accounting principles. The closing date, which was originally scheduled for September 30, 2009 and was first extended 30 days until October 30, 2009, is extended pending the Company obtaining adequate financing to complete the transaction.

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

Litigation - The Company, in the normal course of business, is involved in certain legal matters for which it carries insurance, subject to certain exclusions and deductibles.  As of September 30, 2010 and through the date of issuance of these financial statements, there was no asserted or unasserted litigation, claims or assessments warranting recognition and/or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

The following income and operating expenses tables summarize selected items from the statement of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

INCOME:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales – net	$343,514	$254,652	$892,509	$708,959

Cost of Sales	226,031	150,231	428,244	511,925

Gross Profit	$117,483	$104,421	$464,265	$197,034

Gross Profit as a Percentage of Revenue	34%	41%	52%	28%

Sales

Net sales for the three months ended September 30, 2010 were $343,514 compared to $254,652 for the three months ended September 30, 2009.  This resulted in an increase of $88,862 (35%) from the comparable period. Net sales for the nine months ended September 30, 2010 were $892,509 compared to $708,959 for the nine months ended September 30, 2009.  This resulted in an increase of $183,550 (26%) from the comparable period. The increases in sales in the three and nine month periods were primarily a result of our efforts to expand our customer base outside the United States and into Europe and Asia.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the three months ended September 30, 2010 was $226,031 an increase of $75,800 (50%) from $150,231 for the three months ended September 30, 2009. Cost of sales for the nine months ended September 30, 2010 was $428,244 a decrease of $83,681 (16%) from $511,925 for the nine months ended September 30, 2009. The increase in cost of sales in the three month period is a result of increased sales. The decrease in cost of sales, even with the increased sales, in the nine month period is a result of our selling product held in inventory with lower material costs which resulted in a higher gross margin.

Gross Profit:

During the three months ended September 30, 2010, our gross profit as a percentage of sales was 34%, compared to a gross profit as a percentage of sales of 41% for the three months ended September 30, 2009.  During the nine months ended September 30, 2010, our gross profit as a percentage of sales was 52%, compared to a gross profit as a percentage of sales of 28% for the nine months ended September 30, 2009. Our decrease in gross profit during the three months ended September 30, 2010 is a result of our selling in-stock inventory at reduced prices where we were able to realize the markup on our material costs, but not our labor costs. Our increased gross profit during the nine month period in 2010 was a result of our decrease in cost of sales (as described above) and a concerted effort to limit the amount of sales returns allowed which began at the end of 2009.

OPERATING EXPENSES:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Selling Expenses	$51,790	$40,065	$186,030	$170,337

Total General and Administrative Expenses	94,107	82,573	585,134	319,200

Total Operating Expenses	$145,897	$122,638	$771,164	$489,537

Other Income (Expenses)	$(18,144)	$(22,420)	$(465,865)	$(66,909)

Net Loss	$(46,558)	$(40,637)	$(772,764)	$(359,412)

Selling Expenses

Selling expenses were $51,790 for the three months ended September 30, 2010, an increase of $11,725 (29%) from $40,065 for the three months ended September 30, 2009. Selling expenses were $186,030 for the nine months ended September 30, 2010, an increase of $15,693 (9%) from $170,337 for the nine months ended September 30, 2009.   Selling expenses include advertising, trade show expenses, travel and selling commissions.  The increase in selling expenses in the three and nine month periods was a result of increased advertising and travel expenses as we began to implement our strategic plan to increase our customer base outside the United States.

General and Administrative Expenses

Total General and Administrative expenses were $94,107 for the three months ended September 30, 2010 versus $82,573 for the three months ended September 30, 2009, an increase of $11,534 (14%). Total General and Administrative expenses were $585,134 for the nine months ended September 30, 2010 versus $319,200 for the nine months ended September 30, 2009, an increase of $265,934 (83%). The increase in general and administrative expenses is due primarily to an increase in payroll costs and share-based services incurred as we implement our expansion plans while we try to preserve working capital. These cost increases were reduced by a decrease in professional fees expense.  Share-based services and payroll costs increased approximately $196,900 and $97,000, respectively, in the 2010 nine month period versus the comparative 2009 period while professional fees decreased approximately $59,000 in the same period. We have limited our share-based service costs in the three months ended September 30, 2010 and plan to continue that going forward.

Income (Loss) from Operations

During the three months ended September 30, 2010, we had loss from operations of $(28,414) which was an increase of $10,197 (56%) from the loss from operations of ($18,217) for the three months ended September 30, 2009. During the nine months ended September 30, 2010, we had loss from operations of ($306,899) which was an increase of $14,396 (5%) from the loss from operations of ($292,503) for the nine months ended September 30, 2009. Our operating loss for the three and nine months ended September 30, 2010 is consistent with the comparative September 30, 2009 periods, however, our general and administrative expenses and operating loss in the nine month period were negatively affected by $200,000 in share-based service costs that we do not expect to have in future periods, as discussed above.

Other Income [Expense]

Other Income [Expense] in the three months ended September 30, 2010 is comprised primarily of interest expense of $17,929. Other Income [Expense] in the nine months ended September 30, 2010 is comprised primarily of the $225,000 gain from the sale of our subsidiary, Diamond, and the fair value change in our derivative of $57,431 net of share-based financing costs of $595,160, interest expense of $49,007, and amortization of debt discount of $85,184. In the three and nine months ended September 30, 2009, we incurred interest expense of $22,420 and $68,067, respectively.

Net Loss

We incurred a net loss of $46,558 for the three months ended September 30, 2010 versus a net loss of $40,637 for the three months ended September 30, 2009.  This was an increase of $5,921 in our net loss from the comparable period, attributable to the various factors discussed above. We incurred a net loss of $772,764 for the nine months ended September 30, 2010 versus a net loss of $359,412 for the nine months ended September 30, 2009.  This was an increase of $413,352 in our net loss from the comparable period, attributable to the various factors discussed above. Net loss in the nine months ended September 30, 2010, would have decreased by $838,000, disregarding share-based finance and service costs, resulting in net income of $65,000.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2010 compared to December 31, 2009.

	September 30, 2010	December 31, 2009	Increase/ (Decrease)

Current Assets	$2,151,830	$1,722,903	$428,927

Current Liabilities	$984,420	$2,100,386	$(1,115,966)

Working Capital	$1,167,410	$(377,483)	$1,544,893

As of September 30, 2010, we had a cash overdraft of $25,838 compared to a cash overdraft of $13,717 at December 31, 2009.  Over the next twelve months we believe that our existing capital combined with cash flow from operations and our available financing will be sufficient to sustain our current operations. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital increased as of September 30, 2010 as we entered into various debt restructuring and financing agreements as follows:

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

Accounts receivable at September 30, 2010 and December 31, 2009 was $442,039 and $341,695, respectively. We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.  The increase in accounts receivable from December 31, 2009 to September 30, 2010 is primarily attributable to our increased sales during the period.

Inventory at September 30, 2010 and December 31, 2009 was $1,526,177 and $1,378,271, respectively. Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for us to resell or recast these materials into new products and/or designs as the market evolves. We enhanced our product line as we began to implement our strategic plan to increase our customer base outside the United States.

Accounts payable and accrued expenses at September 30, 2010 were $271,795 compared to $587,443 at December 31, 2009. The decrease is primarily attributable to the payables settled through issuances of our common stock.

Advances from our major stockholder at September 30, 2010 were $279,350 compared to $463,342 at December 31, 2009. The decrease is a result of the settlement of a portion of the liability through the issuance of our common stock to Caesar, as described above, net of additional advances received in the nine months ended September 30, 2010.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of September 30, 2010, we had 2 outstanding term loans. One of the term loans is for $100,000 with Leaf Financial Corp., which is payable in monthly installments and matures in April 2014.  The note bears an annual interest rate of 10.52% and as of September 30, 2010, there was an outstanding balance of $74,509.  We also have a $300,000 term loan with JPMorgan Chase, which is payable in monthly installments and matures in June 2011.  The note bears an annual interest rate of 7.60% and as of September 30, 2010 there was an outstanding balance of $97,175.  Both of these notes are collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

As of September 30, 2010, we have no bank lines of credit. We had a bank line of credit of $55,000 with JPMorgan Chase Bank, which was converted to a term loan and requires a monthly payment of $500 and matures in June 2011.  The interest rate is calculated at the bank’s prime rate plus 0.75%.  As of September 30, 2010, we had an outstanding balance of $41,186 at an effective annual interest rate of 4.00%.  The loan is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian. Our bank line of credit with Columbia Bank was paid through the issuance of our common stock per an agreement with Socius, as described above, and closed.

In addition to our term loans, we have a number of various unsecured credit cards.  These credit cards require minimal monthly payments of interest only and as of September 30, 2010 we have outstanding balances of $163,339.

Convertible Debt

On February 1, 2010, the Company issued an 8% secured convertible note (the “February 2010 Note”) in the amount of $50,000 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on January 2, 2011 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion. During the quarter ended September 30, 2010, $37,000 of the convertible note was converted into 4,672,298 shares of common stock.

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

On November 16, 2009, the Company issued a 7% Secured Convertible Debenture (the “November 2009 Debenture”) in the amount of $25,000 to Tangiers Capital, LLC. The principal and accrued interest is payable on August 16, 2010 or such earlier date as defined in the agreement. Upon issuance, the November 2009 Debenture, including any accrued interest, was convertible into shares of the Company’s common stock at a price of 80% of the average of the two lowest trading prices, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder. The holder is entitled to “piggyback” registration rights on shares of common stock issued upon conversion. In August 2010, $6,250 of the convertible note was converted into 714,826 shares of common stock.

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

Over the next twelve months we believe that our existing capital combined with cash flow from operations and advances from our major stockholder will be sufficient to sustain our current operations.  However, in the event we locate potential acquisitions and/or mergers we will most likely need to sell equity and/or debt securities.

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

Accounts Receivable

Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances. As of September 30, 2010 and December 31, 2009, an allowance for doubtful accounts of $80,607 and $86,407, respectively, has been provided.

 Long-Lived Assets

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

Equity-Based Compensation

The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation: Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of common stock issued for compensation is measured at the market price on the date of grant.  The fair value of the Company’s equity instruments, other than common stock is estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

Revenue Recognition

The Company’s management recognizes revenue when realized or realizable and earned.  In connection with revenue, the Company established a sales returns and allowances reserve for anticipated merchandise to be returned based on historical operations. The Company’s sole revenue producing activity as a manufacturer and distributor of upscale jewelry is affected by movement in fashion trends and customer desire for new designs, varying economic conditions affecting consumer spending and changing product demand by retailers affecting their desired inventory levels. Realizing that this may, and in some periods has, resulted in a significant amount of sales returns, management revised the Company policy of accepting merchandise returns. Whereas under prior policy customers had up to 360 days to return merchandise and were allowed credits as offsets to their outstanding accounts receivable, under the current return policy merchandise, with limited exceptions, cannot be returned.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued, and the Company adopted, Accounting Standards Codification (“ASC”) Update No. 2010-05 “Escrowed Share Arrangements and the Presumption of Compensation” (“ASCU No. 2010-05”). ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds. In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized. As it relates to future financings, the adoption of this update may have an effect on the Company’s financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the CEO/CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of September 30, 2010. Based on that evaluation, the Company’s CEO/CFO concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at a reasonable assurance level. However, management’s assessment identified the following material weaknesses:

•
As of September 30, 2010, there was a lack of in-house accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of September 30, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of September 30, 2010, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. The reason for the amendment of the interim financial reports was due to a later decision that the technology acquired did not have viable alternative uses, although it had originally been thought that it might have, and had it been determined that there were viable alternative uses the interim financial reports would have been correct.

We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Other than disclosed below, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Effective on April 6, 2010, the board of directors of the Company authorizied the issuance of 7,800,000 shares of common stock of the Company to Socius CG II, Ltd. (“Socius”). The 7,800,000 shares of common stock were issued to Socius in connection with the settlement of debt in the aggregate amount of $274,000.41 (the “Claim”). The Claim is evidenced by that certain order approving stipulation for settlement of claims dated approximately April 6, 2010, between Socius, as plaintiff, and the Company, as defendant, Civil Case No. BC435032 in the Superior Court of the State of California for the County of Los Angeles, Central District (the “Order of Stipulation of Settlement”).

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

Item 1A. Risk Factors.

Pursuant to the requirements of Form 10-Q, we are not required to provide information under this item as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2010, we issued 3,927,168 shares of common stock to our CEO pursuant to his employee agreement.

In August 2010, we issued 2,778,359 and 714,286 shares of common stock to two convertible debt holders for the conversion of debt in the amounts $24,500 and $6,250, respectively.

In August 2010, we issued 2,584,008 shares of common stock to our CEO pursuant to his employee agreement.

In September 2010, we issued 1,893,939 shares of common stock to a convertible debt holder for the conversion of debt in the amount $12,500.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4. Removed and Reserved.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERGIO INTERNATIONAL, INC.

Date: November 12, 2010	By: /s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer and Principal Executive Officer

Date: November 12, 2010	By: /s/ Berge Abajian
Name: Berge Abajian
Title: Chief Financial Officer and Principal Financial Officer