Form 10-K
period 2010-12-31
Bergio International, Inc.
filed 2011-03-31
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-150029

BERGIO INTERNATIONAL INC.
 (Exact name of registrant as specified in its charter)

Delaware	27-1338257
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12 Daniel Road E. Fairfield, NJ	07007
(Address of principal executive offices)	(Zip Code)

(973) 227-3230
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the closing price of such common equity on June 30, 2010 ($0.02), was $1,165,204.48.  As of March 31, 2011, the issuer has one class of common equity, and the number of shares outstanding of such common equity was 13,274,188.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: our expected financial position and operating results; our business strategy; future developments in our markets and the markets in which we expect to compete; our future ability to fund our operations; our development of new products and relationships; our ability to increase our customer base; the impact of entering new markets; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, and depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; our financing plans; the outcome of any contingencies and the anticipated impact of changes in applicable accounting rules.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in “Item 1A — Risk Factors” below. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

ii

iii

PART I

Item 1.  Business.

Company Overview

We were incorporated as “Alba Mineral Exploration, Inc.” on July 24, 2007, in the State of Delaware for the purpose of engaging in mineral properties.  On October 19, 2009, we entered into an exchange agreement with Diamond Information Institute, whereby we acquired all of the issued and outstanding common stock of Diamond Information Institute and changed the name of the Company to Bergio International Inc. (the “Exchange Agreement”).

As a result of entering into the Exchange Agreement, we have determined to pursue the business plan of Diamond Information Institute.  We are now in the business of designing and manufacturing upscale jewelry.

Our Business

We are entering into our 15th year of operations and concentrate on supplying our jewelry products to boutique, upscale jewelry stores.  We currently sell our jewelry to approximately 50 independent jewelry retailers across the United States and have spent over $3 million in branding the “Bergio” name through tradeshows, trade advertising, national advertising and billboard advertising, since launching the line in 1995.  We have manufacturing control over our line as a result of having a manufacturing facility in New Jersey as well as subcontracts with facilities in Italy.

It is our intention to establish Bergio International as a holding company for the purpose of acquiring established jewelry design and manufacturing firms who possess branded product lines.  Branded product lines are products and/or collections whereby the jewelry manufacturers have established their products within the industry through advertising in consumer and trade magazines as well as possibly obtaining federally registered trademarks and patents of their products and collections.  This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products.

We intend to acquire design and manufacturing firms throughout the United States and Europe.  If and when we pursue any potential acquisition candidates, we intend to target the top 10% of the world’s jewelry manufacturers that have already created an identity and brand in the jewelry industry.  We intend to locate potential candidates through our relationships in the industry and expect to structure the acquisition through the payment of cash, which will most likely be provided from third party financing, as well as our common stock but not cash generated from our operations.  In the event we obtain financing from third parties for any potential acquisitions, Bergio International may agree to issue our common stock in exchange for the capital received.  However, as of the date of this report, we do not have any binding agreements with any potential acquisition candidates or arrangements with any third parties for financing.

Principal Products and Services

We have historically sold our products directly to distributors, retailers and other wholesalers, who then in turn sell their products to consumers through retail stores.  Independent retail jewelers that offer the current Bergio line are not under formal contracts and most sell competing products as well.

Our products consist of a wide range of unique jewelry styles and designs made from precious metals such as gold, platinum and Karat gold, as well as other precious stones.  We continuously innovate and change our designs based upon consumer trends.  As a result of new designs being created we believe we are able to differentiate ourselves from our competition and strengthen our brands.  We sell our products to our customers at price points that reflect the market price of the base material plus a markup reflecting our design fee and processing fees.

Each year, most jewelry manufacturers bring new products to market. We believe that we are a trendsetter in jewelry manufacturing.  As a result, we come out with a variety of products throughout the year that we believe have commercial potential to meet what we feel are new trends within the industry.  The “Bergio” designs consist of upscale jewelry that includes white diamonds, yellow diamonds, pearls, and colored stones, in 18K gold, platinum, and palladium.  We currently design and produce approximately 75 to 100 product styles.  Current retail prices for our products range from $400 to $200,000.

Our product range is divided into three fashion lines: (i) 18K gold line, (ii) a bridal line, and (iii) a couture and/or one of kind pieces. Our officer and director, Mr. Abajian, consults regularly with the design teams of his Italian manufacturers, which usually results in a constant continuation of new products and sometimes entire lines being developed.  Typically, new products come on line approximately every year and most recently, Bergio International introduced its latest collection, Byzantine, Cestino, and Safari Collections, which launched in June 2010 and consists of approximately 35 pieces made with pink gold and diamonds.  In 2011, we are introducing two additional collections, Sistina and Rocca Collections.  Depending on the timing and styling at any point in time, our products and collections would fall in one of the various categories shown below:

(1)	Whimsical. The whimsical line includes charms, crosses and other “add-on” pieces.

(2)
Fine. The proposed middle line will consist of fashion jewelry utilizing colored stones, diamonds and pearls applied to a variety of applications such as necklaces, pendants, earrings, bracelets and rings. The metals that we intend to use for the Middle line include platinum, 18K white & yellow gold.

(3)
Couture. The Couture line is our most luxurious line, and consists of one-of-a-kind pieces, new showcase products each year, and predominantly utilizes diamonds, platinum and other precious metals and stones of the highest grade and quality available.

(4)
Bridal. The Bridal line is our core business. We attempt to stay on the forefront of trends and designs in the bridal market with the latest in wedding sets, engagement rings and wedding bands for both men and women.

Each year, we attempt to expand and/or enhance these lines, while constantly seeking to identify trends that we believe exist in the market for new styles or types of merchandise.  Design and innovation are the primary focus of our manufacturing and we are less concerned with the supply and capacity of raw materials.  Over the last 15 years, Mr. Abajian has been the primary influencer over the Bergio collections.  Mr. Abajian with his contacts, which are located mostly overseas, regularly meets to discuss, conceptualize and develop Bergio’s various products and collections.  When necessary, additional suppliers and design teams can be brought in as the market needs dictate. Management intends to maintain a diverse line of jewelry to mitigate concentration of sales and continuously expand our market reach.

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

Approximately 95% of our product line is now produced in our facility in Fairfield, New Jersey and 5% is contracted to our manufacturing supplier in Italy, who then procure the raw materials in accordance with the specifications and designs submitted by Bergio International.  However, the general supply of precious metals and stones used by us can be reasonably forecast even though the prices will fluctuate.  Any price differentials in the precious metals and stones will typically be passed on to the customer.

For the raw materials not procured by contracted manufacturers, we have approximately five suppliers that compete for our business, with our largest gold suppliers being ASD Casting Inc.  Most of our precious stones are purchased from various diamond dealers.  We do not have any formal agreements with any of our suppliers but have established an ongoing relationship with each of our suppliers.

Customers

During the year ended December 31, 2010, the Company did not have one customer that accounted for approximately 5% or more of our annual sales.  All of our sales are generated from our customer base of 50 customers, which includes luxury department store retailer Neiman Marcus.

Intellectual Property

Bergio is a federally registered trademarked name that we own.  Since the first trademark of “Bergio” was filed, all advertising, marketing, trade shows and overall presentation of our product to the public has prominently displayed this trademark.  As additional lines are designed and added to our products, we may trademark new names to distinguish the particular products and jewelry lines.

Employees

As of March 31, 2011, we had 3 full-time employees and 4 part-time employees.  Of our current employees, 1 is sales and marketing personnel, 2 are manufacturing and 4 hold administrative and executive positions.  No personnel are covered by a collective bargaining agreement.  We intend to use the services of independent consultants and contractors when possible or until we are able to hire internal personnel.

Competition and Market Overview

The jewelry design and manufacture industry is extremely competitive and has low barriers to entry.  We compete with other jewelry designers and manufacturers of upscale jewelry as well as retail jewelry stores.  There are over 4,000 jewelry design and manufacture companies worldwide, several of which have greater experience, brand name recognition and financial resources than Bergio International.

Our management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to remain competitive.  Recently the U.S. economy has encountered a slowdown and Bergio International anticipates the U.S. economy will most likely remain weak at least through the end of 2011. Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy.  Consumer discretionary spending generally declines during times of falling consumer confidence, which may affect the retail sale of our products.  U.S. consumer confidence reflected these slowing conditions throughout 2010.  The impact of the slowing U.S. economy is not usually known until the second quarter of any given year in our industry, thus it is hard to estimate the actual impact the slowing economy will have on our business.

According to the United States Department of Commerce outlook in 2008, the United States apparent consumption of precious metal jewelry was expected to grow over the next few years at a slow but steady rate, before picking up considerably in 2011.  A stronger economy, more spending by the baby boomers and young professionals with an overall trend toward luxury products will lead to future growth.  From 2007 to 2011, apparent consumption of precious metal jewelry is expected to increase by an average of 3.9% per year, totaling $14.0 billion in 2011.  Therefore, we intend to make strong efforts to maintain our brand in the industry through our focus on the innovation and design of our products as well as being able to consolidate and increase cost efficiency when possible through acquisitions.

Environmental Regulation and Compliance

The United States environmental laws do not materially impact our manufacturing as we are using state of the art equipment that complies with all relevant environmental laws.

Approximately 5% of the Company’s manufacturing is contracted to quality suppliers in the vicinity of Valenza, Italy, with the remaining 95% of setting and finishing work being conducted in Bergio International’s Fairfield, New Jersey facility.  The setting and finishing work done in our New Jersey facility involves the use of precision lasers, rather than using old soldering procedures which uses gas and oxygen to assemble different elements.  Soap and water is used as a standard to clean the jewelry.  Also, a standard polishing compound is used for the finishing work but it does not have a material impact on our cost and effect of compliance with environmental laws.

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

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934.  Accordingly, we file annual, quarterly and other reports and information with the U.S. Securities and Exchange Commission.  You may read and copy these reports, statements, or other information we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington D.C. 20549.  Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the U.S. Securities and Exchange Commission at www.sec.gov.

Item 1A.  Risk Factors.

Risks Related To Our Business and Industry

A DECLINE IN DISCRETIONARY CONSUMER SPENDING MAY ADVERSELY AFFECT OUR INDUSTRY, OUR OPERATIONS, AND ULTIMATELY OUR PROFITABILITY.

Luxury products, such as fine jewelry, are discretionary purchases for consumers.  Any reduction in consumer discretionary spending or disposable income may affect the jewelry industry more significantly than other industries.  Many economic factors outside of our control could affect consumer discretionary spending, including the financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels, and tax rates.  Any reduction in discretionary consumer spending could materially adversely affect our business and financial condition.

OUR OPERATING RESULTS MAY BE ADVERSELY IMPACTED BY WORLDWIDE POLITICAL AND ECONOMIC UNCERTAINTIES AND SPECIFIC CONDITIONS IN THE MARKETS WE ADDRESS.

In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions.  Any continuation or worsening of the current global economic and financial conditions could materially adversely affect (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products and (iii) our ability to commercialize products.  We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the display industry.

BECAUSE WE ARE HIGHLY DEPENDENT ON OUR KEY EXECUTIVE OFFICER FOR THE SUCCESS OF OUR BUSINESS PLAN AND MAY BE DEPENDENT ON THE EFFORTS AND RELATIONSHIPS OF THE PRINCIPALS OF FUTURE ACQUISITIONS AND MERGERS, IF ANY OF THESE INDIVIDUALS BECOME UNABLE TO CONTINUE IN THEIR ROLE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

We believe our success will depend, to a significant extent, on the efforts and abilities of Berge Abajian, our Chief Executive Officer.  If we lost Mr. Abajian, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we could find a satisfactory replacement for Mr. Abajian at all, or on terms that are not unduly expensive or burdensome.

If we grow and implement our business plan, we will need to add managerial talent to support our business plan.  There is no guarantee that we will be successful in adding such managerial talent.  These professionals are regularly recruited by other companies and may choose to change companies.  Given our relatively small size compared to some of our competitors, the performance of our business may be more adversely affected than our competitors would be if we lose well-performing employees and are unable to attract new ones.

BECAUSE WE INTEND TO ACQUIRE BUSINESSES AND SUCH ACTIVITY INVOLVES A NUMBER OF RISKS, OUR CORE BUSINESS MAY SUFFER.

We may consider acquisitions of assets or other business.  Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

·	The acquired assets or business may not achieve expected results;

·	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

·	We may not be able to retain key personnel of an acquired business;

·	Our management’s attention may be diverted; or

·	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

If these problems arise we may not realize the expected benefits of an acquisition.

BECAUSE THE JEWELRY INDUSTRY IN GENERAL IS AFFECTED BY FLUCTUATIONS IN THE PRICES OF PRECIOUS METALS AND PRECIOUS AND SEMI-PRECIOUS STONES, WE COULD EXPERIENCE INCREASED OPERATING COSTS THAT WILL AFFECT OUR BOTTOM LINE.

The availability and prices of gold, diamonds, and other precious metals and precious and semi-precious stones may be influenced by cartels, political instability in exporting countries and inflation.  Shortages of these materials or sharp changes in their prices could have a material adverse effect on our results of operations or financial condition.  A significant change in prices of key commodities, including gold, could adversely affect our business or reduce operating margins and impact consumer demand if retail prices increased significantly, even though we historically incorporate any increases in the purchase of raw materials to our consumers.  Additionally, a significant disruption in our supply of gold or other commodities could decrease the production and shipping levels of our products, which may materially increase our operating costs and ultimately affect our profit margins.

BECAUSE WE DEPEND ON OUR ABILITY TO IDENTIFY AND RESPOND TO FASHION TRENDS, IF WE MISJUDGE THESE TRENDS, OUR ABILITY TO MAINTAIN AND GAIN MARKET SHARE WILL BE EFFECTED.

The jewelry industry is subject to rapidly changing fashion trends and shifting consumer demands.  Accordingly, our success may depend on the priority that our target customers place on fashion and our ability to anticipate, identify, and capitalize upon emerging fashion trends.  If we misjudge fashion trends or are unable to adjust our products in a timely manner, our net sales may decline or fail to meet expectations and any excess inventory may be sold at lower prices.

OUR ABILITY TO MAINTAIN OR INCREASE OUR REVENUES COULD BE HARMED IF WE ARE UNABLE TO STRENGTHEN AND MAINTAIN OUR BRAND IMAGE.

We have spent significant amounts of time and money in branding our Bergio and Bergio Bridal lines.  We believe that primary factors in determining customer buying decisions, especially in the jewelry industry, are determined by price, confidence in the merchandise and quality associated with a brand.  The ability to differentiate products from competitors of the Company has been a factor in attracting consumers.  However, if the Company’s ability to promote its brand fails to garner brand recognition, its ability to generate revenues may suffer.  If the Company fails to differentiate its products, its ability to sell its products wholesale will be adversely affected.  These factors could result in lower selling prices and sales volumes, which could adversely affect its financial condition and results of operations.

WE MAINTAIN A RELATIVELY LARGE INVENTORY OF OUR RAW MATERIALS AND IF THIS INVENTORY IS LOST DUE TO THEFT, OUR RESULTS OF OPERATIONS WOULD BE NEGATIVELY IMPACTED.

We purchase large volumes of precious metals and store significant quantities of raw materials and jewelry products at our facility in New Jersey.  Although we have an insurance policy with Lloyd’s of London, if we were to encounter significant inventory losses due to third party or employee theft from our facility which required us to implement additional security measures, this would increase our operating costs.  Also such losses of inventory could exceed the limits of, or be subject to an exclusion from, coverage under our current insurance policy.  Claims filed by us under our insurance policies could lead to increases in the insurance premiums payable by us or possible termination of coverage under the relevant policy.

IF WE WERE TO EXPERIENCE SUBSTANTIAL DEFAULTS BY OUR CUSTOMERS ON ACCOUNTS RECEIVABLE, THIS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND RESULTS OF OPERATIONS.

Approximately $475,000 of our working capital consists of accounts receivable from customers.  If customers responsible for a large amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected.  An economic or industry downturn could materially affect the ability to collect these accounts receivable, which could then result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations.  A significant deterioration in the ability to collect on accounts receivable could affect our cash flow and working capital position.

WE MAY NOT BE ABLE TO INCREASE SALES OR OTHERWISE SUCCESSFULLY OPERATE OUR BUSINESS, WHICH COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON OUR FINANCIAL CONDITION.

We believe that the key to our success is to increase our revenues and available cash. We may not have the resources required to promote our business and its potential benefits. If we are unable to gain market acceptance of our business, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations.

We may not be able to increase our sales or effectively operate our business. To the extent we are unable to achieve sales growth, we may continue to incur losses. We may not be successful or make progress in the growth and operation of our business. Our current and future expense levels are based on operating plans and estimates of future sales and revenues and are subject to increase as strategies are implemented. Even if our sales grow, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Further, if we substantially increase our operating expenses to increase sales and marketing, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely affected and, if sustained, could have a material adverse effect on our business. To the extent we implement cost reduction efforts to align our costs with revenue, our sales could be adversely affected.

WE MAY BE UNABLE TO MANAGE GROWTH, WHICH MAY IMPACT OUR POTENTIAL PROFITABILITY.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

·	Establish definitive business strategies, goals and objectives;
•	Maintain a system of management controls; and
·	Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

Risks Related to Our Common Stock

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, the Financial Industry Regulatory Authority (“FINRA”) has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times our securities will be removed from the OTC Bulletin Board for failure to timely file.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

BECAUSE OUR COMMON STOCK IS NOT REGISTERED UNDER THE EXCHANGE ACT, WE WILL NOT BE SUBJECT TO THE FEDERAL PROXY RULES AND OUR DIRECTORS, EXECUTIVE OFFICES AND 10% BENEFICIAL HOLDERS WILL NOT BE SUBJECT TO SECTION 16 OF THE EXCHANGE ACT. IN ADDITION, OUR REPORTING OBLIGATIONS UNDER SECTION 15(D) OF THE EXCHANGE ACT MAY BE SUSPENDED AUTOMATICALLY IF WE HAVE FEWER THAN 300 SHAREHOLDERS OF RECORD ON THE FIRST DAY OF OUR FISCAL YEAR.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, more than 500 shareholders of record, in accordance with Section 12(g) of the Exchange Act; as of March 31, 2011, we have approximately 5,000 shareholders of record).  As a result, since October 20, 2009, we have been required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our common stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the SEC a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through periodic reports and any registration statements on Form S-1 we file. Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

OUR COMMON STOCK IS CONSIDERED A “PENNY STOCK,” AND IS SUBJECT TO ADDITIONAL SALE AND TRADING REGULATIONS THAT MAY MAKE IT MORE DIFFICULT TO SELL.

Our common stock is considered to be a “penny stock” since it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended, or the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

BECAUSE OUR CURRENT CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR, MR. BERGE ABAJIAN, OWNS A SIGNIFICANT PERCENTAGE OF OUR COMPANY, HE WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR COMPANY, DESPITE YOUR ABILITY TO VOTE.

Berge Abajian, our chief executive officer and sole director, beneficially owns a significant percentage of our common stock.  Accordingly, Mr. Abajian will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business.  As a result of his ownership and position in the Company, Mr. Abajian is able to influence all matters requiring shareholder action, including significant corporate transactions.  In addition, sales of significant amount of shares held by Mr. Abajian, or the prospect of these sales, could adversely affect the market price of our common stock.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE U.S. SECURITIES & EXCHANGE COMMISSION’S PENNY STOCK REGULATIONS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the U.S. Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Currently, we lease a 1,730 square feet design and manufacturing facility located in Fairfield, New Jersey.  The lease expired in August 31, 2010, and is being renewed on a month-to-month basis.  We also rent office space at this facility.  We pay approximately $1,800 per month.  Our Fairfield, New Jersey facility is presently adequate for the performance of all company functions, which includes manufacturing, design and administrative needs.

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

Item 3.  Legal Proceedings.

On February, 4, 2010, the Superior Court for the State of California approved an Order Approving Stipulation for Settlement of Claim in Socius CG II, Ltd. v. Bergio International Inc.  The order stated that in full and final settlement of the claim against the Company in the total amount of $700,000 -- which Socius CG II, Ltd. (“Socius”) purchased from Columbia Bank arising out of a loan by Columbia Bank to us (through Diamond Information Institute, Inc., our subsidiary) in the principal amount of $700,000 -- we will issue and deliver to Socius 5,700,000 shares of our common stock, par value $0.01 per share, subject to adjustment as set forth in the order.

Effective on April 6, 2010, the Company’s board of directors authorized the issuance of 7,800,000 shares of common stock of the Company to Socius.  The 7,800,000 shares of common stock were issued to Socius in connection with the settlement of debt in the aggregate amount of $274,000.41 (the “Claim”). The Claim is evidenced by that certain order approving stipulation for settlement of claims, dated April 6, 2010, between Socius, as plaintiff, and the Company, as defendant, Civil Case No. BC435032 in the Superior Court of the State of California for the County of Los Angeles, Central District (the “Order of Stipulation of Settlement”).

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

Other than the matter outlined above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company’s Common Stock is listed on the OTC Bulletin Board market and trades under the symbol BRGO.OB.

The following table sets forth the range of the high and low bid quotations of the Common Stock for the past two years in the over-the-counter market, as reported by the OTC Bulletin Board and in the Pink Sheets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter Ended:

	High	Low
2010
March 31	$0.04	$0.04
June 30	0.02	0.023
September 30	0.25	0.12
December 31	0.35	0.07

2009
March 31	$0.00	$0.00
June 30	0.00	0.00
September 30	0.00	0.00
December 31	0.92	0.44

(b) Holders

As of March 30, 2011, we estimate that there were approximately 5,000 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future.  Our current business plan is to retain any future earnings to finance the expansion development of our business.

Recent Sales of Unregistered Securities

During 2010, the Company issued 84,004,199 shares of its common stock.

During 2010, we issued 4,500,000 shares of common stock for services rendered.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations for the Years Ended December 31, 2010 and 2009

The following income and operating expenses tables summarize selected items from the statement of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.

INCOME:

	Years Ended December 31,		Increase/
	2010	2009	(Decrease)

Sales – net	$1,445,570	$975,354	48%

Cost of Sales	812,831	690,708	18%

Gross Profit	$632,739	$284,646	122%

Gross Profit as a Percentage of Revenue	44%	29%	52%

Sales

Net sales for the year ended December 31, 2010 were $1,445,570, compared to $975,354 for the year ended December 31, 2009.  This resulted in an increase of approximately $470,000 or 48% from the comparable period.  The increase in sales is primarily a result of our efforts to expand our customer base outside the United States and into Europe and Asia as well as a gradual uptick in consumer confidence in the U.S. economy which began in the latter half of 2010.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the year ended December 31, 2010 was $812,831 an increase of approximately $122,000, or 18%, from $690,708 for the year ended December 31, 2009.  Although total cost of sales increased, which would be expected with our increased sales, as a percentage of sales costs decreased. The rising prices of gold and silver in 2010 allowed us to sell product held in inventory with lower material costs which resulted in a higher gross margin.

Gross Profit:

During the year ended December 31, 2010, our gross profit as a percentage of sales was 44%, compared to a gross profit as a percentage of sales of 29% for the year ended December 31, 2009.  Our gross profit increased during 2010, as we were able to sell product with higher gross margins (as disclosed above). In addition, beginning in the latter part of 2009, we made a concerted effort to limit the amount sales returns allowed.

OPERATING EXPENSES:

	Years Ended December 31,		Increase/
	2010	2009	(Decrease)

Selling Expenses	$317,463	$212,709	49%

Total General and Administrative Expenses	636,906	576,708	10%

Total Operating Expenses	$954,369	$789,417	21%

Other Income [Expense]	$(517,369)	$(92,954)	457%

Net Loss	$(838,999)	$(597,725)	40%

Selling Expenses

Total selling expenses were $317,463 for the year ended December 31, 2010, which was approximately a $105,000 or 49% increase from $212,709 for the year ended December 31, 2009.  Selling expenses include advertising, trade show expenses, travel and selling commissions.  The increase in selling expenses during the year ended December 31, 2010 is a result of increased advertising and travel expenses as we began to implement our strategic plan to increase our customer base outside the United States.

General and Administrative Expenses

General and administrative expenses were $636,906 for the year ended December 31, 2010 versus $576,708 for the year ended December 31, 2009.  The increase in general and administrative expenses primarily results from increases in payroll costs and share-based services incurred as we implement our expansion plans while we try to preserve working capital. We incurred share-based costs of $242,900 in 2010 compared to $48,000 in 2009. This increase was offset by decreases in professional fees, which totaled $114,692 in 2010 compared to $362,046 in 2009.

Loss from Operations

During the year ended December 31, 2010, we had a loss from operations totaling $321,630 which was a decrease of approximately $183,000 (36%) from the loss of $504,771 for the year ended December 31, 2009.  As discussed above, our increased sales and gross profit were the primary reasons for the significant decrease in our operating loss.

Other Income [Expense]

Other Income [Expense] in the year ended December 31, 2010, is comprised primarily of the $225,000 gain from the sale of our subsidiary, Diamond, and the fair value change in our derivative of $60,206 net of share-based financing costs of $595,160, interest expense of $68,240, and amortization of debt discount of $120,230. Other Income [Expense] in the year ended December 31, 2009, is comprised primarily of interest expense of $93,350.

Net Loss

We incurred a net loss of $838,999 for the year ended December 31, 2010, compared to a net loss of $597,725 for the year ended December 31, 2009.  This represented an increase in our net loss of $241,274 (40%) from the comparable period, attributable to the various factors as discussed above. Net loss in the year ended December 31, 2010 would have decreased by approximately $838,000 had we not incurred certain share-based services and financing costs, which would have resulted in us breaking even for the year, and $ (0.00) Loss per common Share compared to $ (0.10) per common share for the same period ended December 31, 2010.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2010 compared to December 31, 2009.

	December 31,		Increase/
	2010	2009	(Decrease)

Current Assets	$2,265,507	$1,722,903	$542,604

Current Liabilities	$1,240,384	$2,100,386	$(860,002)

Working Capital (Deficiency)	$1,025,123	$(377,483)	$1,402,606

At December 31, 2010, we had cash of $4,262, compared to a cash overdraft of $13,717 at December 31, 2009.  Over the next twelve months we believe that our existing capital combined with cash flow from operations will be sufficient to sustain our current operations. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital increased significantly as of December 31, 2010, as we entered into various debt restructuring and financing agreements during 2010 as follows:

In January 2010, we finalized a securities purchase agreement with Tangiers Investors, LP (“Tangiers”), pursuant to which at our discretion we can periodically sell to Tangiers shares of common stock up to a maximum purchase of $25,000,000.  The selling price was to be 88% of the lowest volume weighted average price, as defined in the agreement, for the five days immediately following the notice of sale date. In addition, we issued Tangiers 92,593 shares of common stock valued at $500,000 for a one-time commitment fee. Effective June 22, 2010, we terminated the securities purchase agreement with Tangiers and expensed the commitment fee and other related fees.

In January 2010, through two agreements with Caesar Capital Group, LLC (“Caesar”), we settled approximately $402,000 of stockholder advances and accrued interest through the issuance of 157,142 shares of common stock to Caesar.

In February 2010, through an agreement with Socius CG II, Ltd (“Socius”), we settled a $699,999 payment of our credit line with Columbia Bank with the issuance of 1,190,249 shares of common stock (adjusted from an initial issuance of 475,000 shares) to Socius.

In February 2010, we sold 125,000 shares of common stock to Caesar for $30,000 and share-based financing costs of $60,000.

In April and May 2010, we settled approximately $247,000 in payables with the issuance of 714,473 shares of common stock to Socius.

Accounts receivable at December 31, 2010 and 2009 was $474,212 and $341,695, respectively, representing an increase of $132,517 or 39%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.  The increase in accounts receivable is primarily attributable to our increased sales.

Inventory at December 31, 2010 and 2009 was $1,602,680 and $1,378,271, respectively. Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for us to resell or recast these materials into new products and/or designs as the market evolves. We had a 16% increase in inventory as we enhanced our product line to begin the implementation of our strategic plan to increase customer base outside the United States.

Accounts payable and accrued expenses at December 31, 2010 were $417,144 compared to $587,443 at December 31, 2009, which represents a 29% decrease.  The decrease primarily resulted from the aforementioned $247,000 of payables settled through issuances of our common stock.

Advances from our major stockholder at December 31, 2010 were $317,601 compared to $463,342 at December 31, 2009. The decrease is a result of the settlement of a portion of the liability through issuance of our common stock to Caesar, as described above, net of additional advances received in 2010.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of December 31, 2010, we had 2 outstanding term loans and two demand notes.  The demand notes bear interest of 10% and are in the amount of $11,500 and $10,000.  One of the term loans is for $100,000 with Leaf Financial Corp., which is payable in monthly installments and matures in April 2014.  The note bears an annual interest rate of 10.52% and as of December 31, 2010, there was an outstanding balance of $70,169.  We also have a $300,000 term loan with JPMorgan Chase, which is payable in monthly installments and matures in June 2011.  The note bears an annual interest rate of 7.60% and as of December 31, 2010 there was an outstanding balance of $91,517.  Both of these notes are collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

As of December 31, 2010, we have no bank lines of credit.  We had a bank line of credit of $55,000 with JPMorgan Chase Bank, which was converted to a term loan and requires a monthly payment of $500 and matures in June 2011.  The interest rate is calculated at the bank’s prime rate plus 0.75%.  As of December 31, 2010, we had an outstanding balance of $40,153 at an effective annual interest rate of 4.00%.  The loan is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian. Our bank line of credit with Columbia Bank in the amount of $699,999 was paid through the issuance of our common stock per an agreement with Socius, as described above, and closed.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest only and as of December 31, 2010 have interest rates ranging from 3.99% to 24.90%.  As of December 31, 2010, we have outstanding balances of $160,713.

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

During 2010, $47,000 of the convertible note was converted into 538,829 shares of common stock. The balance outstanding at December 31, 2010 is $3,000.

On March 12, 2010, the Company issued an 8% secured convertible note (the “March 2010 Note”) in the amount of $30,000 to Asher.  The principal and accrued interest is payable on December 13, 2010 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  At December 31, 2010, the note is past due.

In April 2010, the Company issued an 8% secured convertible note (the “April 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on January 13, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.

In May 2010, the Company issued an 8% secured convertible note (the “May 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on February 11, 2011, or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.

Asher is entitled to have all shares issued upon conversion of the above notes listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company common stock are then listed.

On November 16, 2009, the Company issued a 7% Secured Convertible Debenture (the “November 2009 Debenture”) in the amount of $25,000 to Tangiers Capital, LLC. The principal and accrued interest is payable on August 16, 2010, or such earlier date as defined in the agreement. Upon issuance, the November 2009 Debenture, including any accrued interest, was convertible into shares of the Company’s common stock at a price of 80% of the average of the two lowest trading prices, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder. The holder is entitled to “piggyback” registration rights on shares of common stock issued upon conversion.

During the year ended December 31, 2010, $18,750 of the convertible note was converted into 290,144 shares of common stock.  At December 31, 2010, the balance of the note of $6,250 is past due.

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair value upon issuance of the February 2010 Note, March 2010 Note, April 2010 Note, and May 2010 Note, $23,500, $27,513, $40,362 and $26,961, respectively, was recorded as a derivative liability and a discount to the convertible debt.  The fair value upon issuance of the November 2009 Debenture, $10,890, was recorded as a derivative liability and a discount to the convertible debt in 2009.  Amortization of debt discount amounted to $120,230 and $1,815 for the years ended December 31, 2010 and 2009, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. For the years ended December 31, 2010 and 2009, the Company recorded an unrealized gain from the change in the fair value of the derivative liability of $60,206 and $1,032, respectively.  Convertible debt as of December 31, 2010 and 2009, is shown net of debt discount of $7,181 and $9,075, respectively.

The Black-Scholes model was valued with the following inputs:

Stock Price – The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.51 to $0.01 in the period 1-01-2010 through 12-31-2010.

Variable Conversion Price – The variable conversion price was based on: (i) 80% of the average of the 2 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Tangiers); and (ii) 62.5% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher).

Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 9 months to 0 months in the period 1-01-2010 through 12-31-2010.

Risk Free Rate – The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.27% to 0.61% in the period 1-01-2010 through 12-31-3010.

Volatility – The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies ranged from 61.82% to 56.80% in the period 1-01-2010 through 12-31-2010.

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

Over the next twelve months we believe that our existing capital combined with cash flow from operations and advances from our major stockholder will be sufficient to sustain our current operations.  However, in the event we locate potential acquisitions and/or mergers we will most likely need to obtain additional funding through the sale of equity and/or debt securities. There can be no assurance that if additional funding is required we will be able to secure it on terms that are favorable to us or at all.

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

Accounts Receivable.  Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $36,000 at December 31, 2010.

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

Equity-Based Compensation. The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation: Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of common stock issued for compensation is measured at the market price on the date of grant.  The fair value of the Company’s equity instruments, other than common stocks, is estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

Revenue Recognition. The Company’s management recognizes revenue when realized or realizable and earned.  In connection with revenue, the Company established a sales return and allowance reserve for anticipated merchandise to be returned based on historical operations. The Company’s sole revenue producing activity as a manufacturer and distributor of upscale jewelry is affected by movement in fashion trends and customer desire for new designs, varying economic conditions affecting consumer spending and changing product demand by retailers affecting their desired inventory levels. Realizing that this may, and in some periods has, resulted in a significant amount of sales returns, management revised the Company policy of accepting merchandise returns. Whereas under prior policy customers had up to 360 days to return merchandise and were allowed credits as offsets to their outstanding accounts receivable, under the current return policy merchandise, with limited exceptions, cannot be returned

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on gross basis in the reconciliation of Level 3 fair value measurements.  ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The adoption of ASU 2010-06 in the first quarter of 2010 did not have a material impact on the Company’s financial statement disclosures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-25 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management is responsible for establishing and maintaining adequate controls over financial reporting. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of December 31, 2010.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

·
As of December 31, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

·
As of December 31, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

·	As of December 31, 2010, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 30, 2011.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Berge Abajian	51	Chief Executive Officer, Chairman
Arpi Abajian	48	Secretary

Following is a brief summary of the background and experience of each director and executive officer of Bergio International, Inc.:

Berge Abajian became the Chief Executive Officer of Bergio International in October 2009. Prior to that, Mr. Abajian served as CEO of the Diamond Information Institute, the predecessor company to Bergio International, from 1988 to October 2009. Mr. Abajian has a BS in Business Administration from Fairleigh Dickinson University and is well known and respected in the jewelry industry.  Since 2005, Mr. Abajian has served as the President of the East Coast branch of the Armenian Jewelry Association and has also served as a Board Member on MJSA (Manufacturing Jewelers and Suppliers of America), New York Jewelry Association, and the 2001-2002 Luxury Show.

Arpi Abajian, was appointed our Secretary on October 29, 2009, by the Company’s Board of Directors. For the past 10 years, Ms. Abajian has worked at Bergio (formerly known as Diamond Information Institute) in various administrative positions.  Ms. Abajian is currently married to the Chief Executive Officer and Chairman of our company and does not serve on the board of any other companies.

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

When evaluating director nominees, our directors consider the following factors:

·	The appropriate size of our board of directors;

·	Our needs with respect to the particular talents and experience of our directors;

·
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

·	Experience in political affairs;

·	Experience with accounting rules and practices; and

·	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions.  Because we have only limited business operations and four officers and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Item 11.  Executive Compensation.

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

The current term of the Agreement is for five years, with one year automatic renewals.  The annual base salary is equal to $175,000, with all cash and equity bonuses dependent on profits of the Company.  The Agreement also contains a two year, non-solicitation and confidentiality provision.  In the event Mr. Abajian is terminated as a result of death or for cause he will be entitled to receive (a) a lump sum amount equal to the sum of three (3) months of his annual base salary determined at the time of separation, (b) any bonus owed for the year of termination, (c) reimbursement for expenses for the year.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the years ended December 31, 2010, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	Non-Equity Incentive Plan Comp. ($)	Nonqualified Deferred Comp. Earnings ($)	All Other Comp. ($)	Total ($)
Berge Abajian Chief Executive Officer, Chief Financial Officer, Chairman	2010	141,666	0	0	0	0	0	17,873	159,539
	2009	13,413	0	0	20,000 (1)	0	0	17,856 (2)	51,269
	2008	6,242	0	0	50,000	0	0	25,496 (2)	81,738

Arpi Abajian Secretary	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

(1)
The amounts shown in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010, 2009 and 2008, in accordance with FAS 123(R). Mr. Abajian was issued 100,000 shares of common stock as compensation for serving on Diamond Information Institute's Board of Directors for the 2007 and 2008 fiscal years.  On February 11, 2009, Mr. Abajian was issued another 50,000 shares of common stock as compensation in advance for serving on Diamond Information Institute's Board of Directors for the 2009 fiscal year.  None of the shares owned by Mr. Abajian have any registration rights attached to them.

(2)	Other compensation was made up of Mr. Abajian’s car expense and health insurance expenses.

Stock Option Plans

We did not have a stock option plan as of December 31, 2010.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2010, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Names and Address of Directors, Officers and 5% Stockholders (1)	Number of Shares Owned	Percent

Berge Abajian Chief Executive Officer, Chief Financial Officer, Chairman	5,453,246	48.87%

Arpi Abajian Secretary	5,471	* %

All Directors and Officers as a Group (2 persons)	5,458,717	48.92%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2010, are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 11,159,574 shares of common stock outstanding on December 31, 2010, and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2010, as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

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

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs. As of December 31, 2010, $317,601 was due to the principal shareholder.  No terms for repayment have been established.  As a result, the amount is classified as a current liability.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Silberstein Ungar, PLLC, our independent registered public accountants in 2010 and 2009.

	Fiscal Year Ended		Fiscal Years Ended
	December 31, 2010		December 31, 2009
Audit and
Audit Related Fees	$18,000		$18,000
Tax Fees	$-		$-
All Other Fees	$11,300	(1)	$0

(1)	For 2010, all other fees paid to Silberstein Ungar, PLLC are related to reviewing the Company’s quarterly reports and various traveling expenses associated therewith.

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL INC.

Dated: March 31, 2011	By:	/s/ Berge Abajian
Berge Abajian
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated: March 31, 2011	/s/ Berge Abajian
Berge Abajian
Chief Executive Officer, Chief Financial Officer, Chairman

Dated: March 31, 2011	/s/ Arpi Abajian
Arpi Abajian
Secretary

BERGIO INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bergio International, Inc.
Fairfield, New Jersey

We have audited the accompanying balance sheets of Bergio International, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bergio International, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 28, 2011

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,
	2010	2009

Assets:
Current Assets:
Cash	$4,262	$--
Accounts Receivable – Net	474,212	341,695
Inventory	1,602,680	1,378,271
Prepaid Expenses	9,353	2,937
Other Receivable	175,000	--

Total Current Assets	2,265,507	1,722,903

Property and Equipment – Net	118,135	160,307

Other Assets:
Investment in Unconsolidated Affiliate	5,000	5,000

Total Assets	$2,388,642	$1,888,210

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,
	2010	2009

Liabilities and Stockholders' Equity (Deficit):
Liabilities
Current Liabilities:
Cash Overdraft	$--	$13,717
Accounts Payable and Accrued Expenses	417,144	587,443
Bank Lines of Credit – Net	200,866	883,583
Convertible Debt, Net	112,069	15,925
Current Maturities of Notes Payable	110,060	69,335
Current Maturities of Capital Leases	14,656	22,375
Advances from Stockholder – Net	317,601	463,342
Derivative Liability	67,988	9,858
Sales Returns and Allowances Reserve	--	34,808

Total Current Liabilities	1,240,384	2,100,386

Long-Term Liabilities
Notes Payable	51,626	150,498
Bank Lines of Credit	--	38,380
Capital Leases	--	16,717

Total Long-Term Liabilities	51,626	205,595

Commitments and Contingencies	--	--

Total Liabilities	1,292,010	2,305,981

Stockholders' Equity (Deficit)
Common Stock - $.001 Par Value, 200,000,000 Shares Authorized, 11,159,574 and 4,308,625 Shares Issued and Outstanding as of December 31, 2010 and 2009, respectively	11,159	4,308
Additional Paid-In Capital	4,021,593	1,675,042
Accumulated Deficit	(2,936,120)	(2,097,121)

Total Stockholders' Equity (Deficit)	1,096,632	(417,771)

Total Liabilities and Stockholders'
Equity (Deficit)	$2,388,642	$1,888,210

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

Sales – Net	$1,445,570	$975,354
Cost of Sales	812,831	690,708
Gross Profit	632,739	284,646

Selling Expenses	317,463	212,709

General and Administrative Expenses
Share-Based Compensation	--	20,000
Share-Based Services	242,900	48,000
Other	394,006	508,708

Total General and Administrative Expenses	636,906	576,708

Total Operating Expenses	954,369	789,417

Loss from Operations	(321,630)	(504,771)

Other Income [Expense]
Interest Expense	(68,240)	(93,350)
Gain on Sale of Subsidiary	225,000	--
Financing Costs – Share-Based	(595,160)	--
Amortization of Debt Discount	(120,230)	(1,815)
Change in Fair Value of Derivative	60,206	1,032
Loss on Disposal of Equipment	(18,945)	--
Other Income	--	1,179

Total Other Income [Expense]	(517,369)	(92,954)

Net Loss	(838,999)	(597,725)

Net Loss Per Common Share - Basic and Diluted	$(0.10)	$(0.20)

Weighted Average Common Shares Outstanding – Basic and Diluted	8,718,321	2,926,124

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity(Deficit)

Balance – January 1, 2009	2,547,972	$2,548	$1,608,802	$(1,499,396)	$111,954

Recapitalization - reverse acquisition into public shell	5,033,450	5,033	(5,033)	--	--

Spin-out of mineral operations and cancellation of common stock	(3,310,000)	(3,310)	3,310	--	--

Issuance of common stock for professional services	26,261	26	47,974	--	48,000

Issuance of common stock for compensation	10,942	11	19,989	--	20,000

Net Loss	--	--	--	(597,725)	(597,725)

Balance – December 31, 2009	4,308,625	4,308	1,675,042	(2,097,121)	(417,771)

Issuance of common stock for professional services	135,499	135	97,925	--	98,060

Issuance of common stock for related party debt and accrued interest	157,142	158	401,602	--	401,760

Issuance of common stock for cash ($30,000) and financing costs ($60,000)	125,000	125	89,875	--	90,000

Issuance of common stock for deferred offering costs	92,593	93	499,907	--	500,000

Issuance of common stock for payment of debt	1,190,249	1,190	698,809	--	699,999

Issuance of common stock for payment of accounts payable	714,473	714	246,286	--	247,000

Issuance of common stock for share liability	375,000	375	179,625	--	180,000

Issuance of common stock for accrued compensation	3,232,020	3,232	67,601	--	70,833

Issuance of common stock for debt conversion	828,973	829	64,921	--	65,750

Net loss	--	--	--	(838,999)	(838,999)

Balance - December 31, 2010	11,159,574	$11,159	$4,021,593	$(2,936,120)	$1,096,632

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Operating Activities
Net Loss	$(838,999)	$(597,725)
Adjustments to Reconcile Net Loss
to Net Cash Used in Operating Activities:
Sales Returns and Allowance Reserve	(34,808)	(97,545)
Depreciation and Amortization	54,282	63,380
Share-Based Compensation	--	20,000
Share-Based Services	242,900	48,000
Share-Based Financing Cost	595,160	--
Gain on Sale of Subsidiary	(225,000)	--
Loss on Disposal of Equipment	18,945	--
Allowance for Doubtful Accounts	(50,620)	6,000
Amortization of Debt Discount	120,230	1,815
Change in Fair Value of Derivative	(60,206)	(1,032)

Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	(81,897)	365,499
Inventory	(245,909)	(51,282)
Prepaid Expenses	(6,416)	36,201
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	147,535	140,551
Total Adjustments	474,196	531,587

Net Cash Used in Operating Activities	(364,803)	(66,138)

Investing Activities:
Capital Expenditures	(28,910)	(62,704)
Proceeds from Sale of Subsidiary	50,000	--
Payments for Disposal	(2,145)	--

Net Cash Provided by (Used for) Investing Activities	18,945	(62,704)

Financing Activities:
Increase [Decrease] in Cash Overdraft	(13,717)	6,372
Advances under Bank Lines of Credit – Net	(21,098)	11,514
Proceeds from Notes Payable	--	100,000
Proceeds from Convertible Debt	160,000	25,000
Repayments of Notes Payable	(36,647)	(59,452)
Advances from Stockholder – Net	256,018	68,810
Repayments of Capital Leases	(24,436)	(23,402)
Proceeds from Sale of Stock	30,000	--

Net Cash Provided by Financing Activities	350,120	128,842

Net Change in Cash	4,262	--

Cash - Beginning of Years	--	--

Cash - End of Years	$4,262	$--

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

Supplemental Disclosures of Cash Flow Information:
Interest	$67,000	$78,000
Income Taxes	$--	$--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt Discount from Fair Value of Imbedded Derivative	$118,336	$--
Issuance of Common Stock for Deferred Offering Costs	$535,160	$--
Issuance of Common Stock for Bank Line of Credit	$699,999	$--
Issuance of Common Stock for Stockholder Advances	$401,759	$--
Notes Payable Settled with Inventory	$21,500	$--
Issuance of Common Stock for Vendor Payables	$247,000	$50,000
Issuance of Common Stock for Accrued Payroll – Related Party	$70,833	$--
Issuance of Common Stock for Share Liability	$180,000	$--
Issuance of Common Stock for Convertible Debt	$65,750	$--

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[1] Nature of Operations and Basis of Presentation

Nature of Operations – Bergio International, Inc. [the "Company"] was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc. On October 21, 2009, as a result of a Share Exchange Agreement (defined below), the corporate name was changed to Bergio International, Inc. and the Company implemented a 12 for 1 forward stock split of its common shares. Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been adjusted to reflect such stock splits.  The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered from its corporate office in Fairfield, New Jersey. Based on the nature of operations, the Company's sales cycle experiences significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

On October 19, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Diamond Information Institute, Inc. (“Diamond”), a New Jersey corporation. Pursuant to the Exchange Agreement the Company acquired all the issued and outstanding common stock of Diamond, and Diamond became a wholly-owned subsidiary of the Company. In addition, the Company acquired all Diamond’s assets and liabilities effective as of the date of the Exchange Agreement. Per the Exchange Agreement, the Company issued 2,585,175 shares of the Company’s common stock to the shareholders of Diamond (approximately .21884 shares of Company common stock for each share of Diamond common stock), representing approximately 60% of the Company’s aggregate issued and outstanding common stock following the closing of the Exchange Agreement and the Stock Agreement (defined below). The acquisition of Diamond was treated as a recapitalization, and the business of Diamond became the business of the Company. At the time of the recapitalization, the Company was in the exploration development stage and was not engaged in any active business. The accounting rules for recapitalizations require that beginning October 19, 2009, the date of the recapitalization, the balance sheet reflects the consolidated assets and liabilities of Bergio International, Inc. and the equity accounts were recapitalized to reflect the newly capitalized company. The results of operations reflect the operations of Diamond, which became the operations of the Company, for all periods presented.  In February 2010, the Company sold all its shares in Diamond to an unrelated third party for $225,000 and recognized a gain from the sale of $225,000.

In conjunction with the Exchange Agreement, the Company, on October 20, 2009, entered into a Stock Purchase Agreement (the “Stock Agreement”) with certain stockholders of the Company (the “former stockholders”). Pursuant to the Stock Agreement, the Company spun out its 100% interest in Alba Mineral Exploration, Inc., an Alberta, Canada Corporation (“Alba Canada”) to the former stockholders for nominal consideration and the cancellation of all of the shares of common stock of the Company then owned by the former stockholders.  As a result, a total of 3,310,000 shares were cancelled.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Correction of an Error - As of September 30, 2010, the Company corrected certain errors in prior period financial statements (corrected amounts – which reflects the 2010 1-for-12 reserve stock split) related to shares outstanding as of December 31, 2008 (2,547,972), and weighted average shares outstanding and net loss per share for the year ended December 31, 2008 (2,714,868 and $(0.41)), the three months ended March 31, 2009 (2,570,003 and $(0.08)), and the three and six months ended June 30, 2009 (2,585,175 and $(0.05)) and (2,577,630 and $(0.12)). The prior period amounts had been retroactively presented to reflect our recapitalization as a result of our share exchange agreement with Diamond Information Institute, Inc.  The correction had no effect on the previously reported Net Loss in the year ended December 31, 2008, the three months ended March 31, 2009, or the three and six months ended June 30, 2009.

The Company has evaluated the impact of the corrections to outstanding shares as disclosed in the Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2009 and 2008 and the affect upon the weighted average common shares outstanding and net loss per share for the year ended December 31, 2008, the three months ended March 31, 2009 and the three and six months ended June 30, 2009 and has determined that there is no change to net loss and no significant change to net loss per share. The Company has evaluated the corrections in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic No. 250-10-S99 “Accounting Changes and Error Corrections”.  The adjustments, when compared to the operating results or on any trend of losses for all previous financial statements to which this error relates, are not considered by management to be material.  In addition, the Company believes that investors would not consider the amount of the adjustments to be material, and therefore, would not have significantly impacted their investment decisions about the Company.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

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

Revenue Recognition - Revenue is recognized upon the shipment of products to customers with the price to the buyer being fixed and determinable and collectability reasonably assured

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2010 and 2009.

Accounts Receivable – Accounts receivable are generated from sales of fine jewelry to retail outlets throughout the United States. At December 31, 2010 and 2009, accounts receivable were substantially comprised of balances due from retailers.

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of December 31, 2010, and 2009 an allowance for doubtful accounts of $35,787 and $86,407, respectively has been provided.

Inventories - Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Concentrations of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company places its cash with high credit quality financial institutions. The Company, from time to time, maintains balances in financial institutions beyond the insured amounts. At December 31, 2010 and 2009, the Company had no cash balances beyond the federally insured amounts.

Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which the Company's services are provided, as well as their dispersion across many different geographical areas. As is characteristic of the Company's business and of the jewelry industry generally, the Company extends its customers seasonal credit terms. The carrying amount of receivables approximates fair value. The Company routinely assesses the financial strength of its customers and believes its credit risk exposure on accounts receivable is limited. Based on management’s review of accounts receivable, an allowance for doubtful accounts has been recorded for the years ending December 31, 2010 and 2009. The Company does not require collateral to support these financial instruments.

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

Fair Value of Financial Instruments – The Company follows guidance issued by the FASB on “Fair Value Measurements” for assets and liabilities measured at fair value on a recurring basis.  This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Additionally, the FASB requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of December 31, 2010, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of the Company’s convertible debt is measured on a recurring basis (see Note 7).

The following table presents fair value measurements for major categories of the Company’s financial liabilities measured at fair value on a recurring basis:

	December 31, 2010				December 31, 2009
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Convertible Debt	$--	$112,069	$--	$112,069	$--	$15,925	$--	$15,925

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, in which the Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At December 31, 2010 and 2009, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Equity-Based Compensation - The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation: Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of common stock issued for compensation is measured at the market price on the date of grant.  The fair value of the Company’s equity instruments, other than common stocks, is estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

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

Advertising and Promotional Costs - Advertising and promotional costs are expensed as incurred and are recorded as part of Selling Expenses in the Statement of Operations.  The total cost for the years ended December 31, 2010 and 2009 was approximately $168,000 and $44,000, respectively.

During the year, the Company prepays costs associated with trade shows which are recorded as Prepaid Expenses in the Balance Sheet and are charged to the Statement of Operations upon the trade shows being conducted. For the years ended December 31, 2010 and 2009, approximately $31,000 and $61,000, respectively, of trade show expenses have been recorded.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Income Taxes – The Company accounts for income taxes under the provisions of FASB ASC Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At December 31, 2010 and 2009, the entire deferred tax asset has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

The Company does not believe it has any uncertain tax position deemed material as of December 31, 2010 and 2009.  With few exceptions, the Company believes it is no longer subject to U.S. federal and state tax examinations by tax authorities for tax periods prior to 2007.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since inception.

Basic and Diluted Loss Per Share - Basic earnings per share includes no dilution and is computed by dividing earnings  available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Equity instruments that may dilute earnings per share in the future are listed in Note 7.

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2010 through the issuance of the accompanying financial statements.

[3] New Authoritative Accounting Guidance

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on gross basis in the reconciliation of Level 3 fair value measurements.  ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The adoption of ASU 2010-06 in the first quarter of 2010 did not have a material impact on the Company’s financial statement disclosures.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[4] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	December 31,	December 31,
	2010	2009

Selling Equipment	$8,354	$64,353
Office and Equipment	325,530	296,621
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total – At Cost	360,152	387,242
Less: Accumulated Depreciation and Amortization	242,017	226,935

Property and Equipment – Net	$118,135	$160,307

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was approximately $54,000 and $63,000, respectively.

[5] Notes Payable

	December 31,	December 31,
	2010	2009

Notes payable due in equal monthly installments, monthly payments of $2,500 and one payment on June 30, 2011 equal to the outstanding balance; interest rate of 7.60%. The notes are collateralized by the assets of the Company. (1)	$91,517	$115,259

Notes payable due in equal monthly installments, over 60 months, maturing through April 2014 at interest rates of 10.52%. The notes are collateralized by specific assets of the Company.	70,169	83,074
Notes payable due on demand at interest rate of 10%.	--	21,500

Total	161,686	219,833
Less: Current Maturities Included in Current Liabilities	110,060	69,335

Total Long-Term Portion of Debt	$51,626	$150,498

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Maturities of long-term debt are as follows:

Years ended
December 31,
2011	$110,060
2012	20,591
2013	22,865
2014	8,170

Total	$161,686

(1) Terms are per the Post Judgment Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgement, less credits for payment made through the date of default.

[6] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	December 31,	December 31,
	2010	2009
Credit Line of $700,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At December 31, 2009, the interest rate was 4.00%. Collateralized by the assets of the Company.	$--	$699,999

Credit Line of $55,000 monthly payments of $500 and one payment on June 30, 2011 equal to outstanding balance; interest at the bank's prime rate plus .75%. At December 31, 2010 and 2009, the interest rate was 4.00%. Collateralized by the assets of the Company. (1)	40,153	44,380

Various unsecured Credit Cards of $188,200, minimum payment of principal and interest are due monthly at the credit card's annual interest rate. At December 31, 2010 and 2009, the interest rates ranged from 3.99% to 24.90%.	160,713	177,584

Total	200,866	921,963

Less: Current maturities included in current liabilities	200,866	883,583

Total Long-Term Portion	$--	$38,380

The Company's CEO and majority shareholder also serves as a guarantor of the Company's debt.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

(1) Terms are per the Post Judgement Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgement, less credits for payment made through the date of default.

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

During 2010, $47,000 of the convertible note was converted into 538,829 shares of common stock. The balance outstanding at December 31, 2010 is $3,000 (see Note 13).

On March 12, 2010, the Company issued an 8% secured convertible note (the “March 2010 Note”) in the amount of $30,000 to Asher.  The principal and accrued interest is payable on December 13, 2010 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  At December 31, 2010, the note is past due.

In April 2010, the Company issued an 8% secured convertible note (the “April 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on January 13, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion (see Note 13).

In May 2010, the Company issued an 8% secured convertible note (the “May 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on February 11, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion (see Note 13).

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

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

During the year ended December 31, 2010, $18,750 of the convertible note was converted into 290,144 shares of common stock.  At December 31, 2010, the balance of the note of $6,250 is past due.

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair value upon issuance of the February 2010 Note, March 2010 Note, April 2010 Note, and May 2010 Note, $23,500, $27,513, $40,362 and $26,961, respectively, was recorded as a derivative liability and a discount to the convertible debt.  The fair value upon issuance of the November 2009 Debenture, $10,890, was recorded as a derivative liability and a discount to the convertible debt in 2009.  Amortization of debt discount amounted to $120,230 and $1,815 for the years ended December 31, 2010 and 2009, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. For the years ended December 31, 2010 and 2009, the Company recorded an unrealized gain from the change in the fair value of the derivative liability of $60,206 and $1,032, respectively.  Convertible debt as of December 31, 2010 and 2009, is shown net of debt discount of $7,181 and $9,075, respectively.

The Black-Scholes model was valued with the following inputs:

Stock Price – The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.51 to $0.01 in the period 1-01-2010 through 12-31-2010.

Variable Conversion Price – The variable conversion price was based on: (i) 80% of the average of the 2 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Tangiers); and (ii) 62.5% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher).

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 9 months to 0 months in the period 1-01-2010 through 12-31-2010.

Risk Free Rate – The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.27% to 0.61% in the period 1-01-2010 through 12-31-3010.

Volatility – The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies ranged from 61.82% to 56.80% in the period 1-01-2010 through 12-31-2010.

[8] Equipment Held Under Capital Leases

The Company's equipment held under the capital lease obligations as of December 31, 2010 and 2009 is summarized as follows:

	December 31,	December 31,
	2010	2009

Showroom Equipment	$40,000	$96,000
Less: Accumulated Amortization	24,667	54,933

Equipment Held under Capitalized Lease Obligations - Net	$15,333	$41,067

Amortization related to the equipment held under capital leases is calculated using the straight-line method over the five year useful lives of the assets.  For the years ended December 31, 2010 and 2009, amortization was approximately $9,000 and $19,000, respectively.

As of December 31, 2010 the future minimum lease payments under the capital leases are as follows:

2011	$16,357
Less: Amount Representing Imputed Interest	1,701

Present Value of Net Minimum Capital Lease Payments	14,656
Less: Current Portion of Capitalized Lease Obligations	14,656

Non Current Portion of Capitalized Lease Obligations	$--

Interest expense related to capital leases for the years ended December 31, 2010 and 2009 was approximately $4,000 and $5,000, respectively.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[9] Income Taxes

Deferred income tax assets [liabilities] are as follows:

	December 31,	December 31,
	2010	2009

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$289,716	$656,485
Allowance for Doubtful Accounts	14,293	34,511
Allowance for Sales Returns	--	13,903
Start-up Costs	18,237	--
Totals	322,246	704,899

Deferred Income Tax Liabilities:
Property and Equipment	(20,135)	$(25,925)
Sec. 481 Adjustment - Accrual Basis	--	(249,919)
Totals	(20,135)	(275,844)

Gross Deferred Tax Asset [Liability]	302,111	429,055

Valuation Allowance for Deferred Taxes	(302,111)	(429,055)
Net Deferred Tax Asset [Liability]	$--	$--

Reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	2010	2009

U.S. statutory rate	(34%)	(34%)
State income taxes – net of federal benefit	6%	6%
Change in valuation allowance and other	28%	28%
Effective rate	--	--

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

At December 31, 2010, the Company had approximately $660,000 of federal net operating tax loss carryforwards expiring at various dates through 2030.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance (decreased) increased by approximately ($127,000) and $154,000 in the years ended December 31, 2010 and 2009, respectively.

[10] Stockholders' Equity

On February 23, 2010, the Company amended its Certificate of Incorporation to increase the number of authorized common shares.  The Company is authorized to issue 200,000,000 shares of common stock, par value $.001 per share. At December 31, 2010 and 2009, there were 11,159,574 and 4,308,625 common shares issued and outstanding, respectively. In October 2009, the Company effected a 12 for 1 forward split of its common stock. Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been retroactively adjusted to reflect such stock splits.

On October 19, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Diamond Information Institute, Inc. (“Diamond”), a New Jersey corporation. Pursuant to the Exchange Agreement the Company acquired all the issued and outstanding common stock of Diamond, and Diamond became a wholly-owned subsidiary of the Company. In addition, the Company acquired all Diamond’s assets and liabilities effective as of the date of the Exchange Agreement. Per the Exchange Agreement, the Company issued 2,585,175 shares of the Company’s common stock to the shareholders of Diamond (approximately .21884 shares of Company common stock for each share of Diamond common stock), representing approximately 60% of the Company’s aggregate issued and outstanding common stock following the closing of the Exchange Agreement and the Stock Agreement (defined below). The acquisition of Diamond was treated as a recapitalization, and the business of Diamond became the business of the Company. At the time of the recapitalization, the Company was in the exploration development stage and was not engaged in any active business. The accounting rules for recapitalizations require that beginning October 19, 2009, the date of the recapitalization, the balance sheet reflects the consolidated assets and liabilities of Bergio International, Inc. and the equity accounts were recapitalized to reflect the newly capitalized company. The results of operations reflect the operations of Diamond which became the operations of the Company for all periods presented.  In February 2010, the Company sold all its shares in Diamond to an unrelated third party

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

In conjunction with the Exchange Agreement, the Company, on October 20, 2009, entered into a Stock Purchase Agreement (the “Stock Agreement”) with certain stockholders of the Company (the “former stockholders”). Pursuant to the Stock Agreement, the Company spun out its 100% interest in Alba Mineral Exploration, Inc., an Alberta, Canada corporation (“Alba Canada”) to the former stockholders for nominal consideration and the cancellation of all of the shares of common stock of the Company then owned by the former stockholders. As a result, a total of 3,310,000 shares were cancelled.

In 2009, the Company issued 26,261 shares of common stock valued at $48,000, to its SEC counsel for legal services.

In 2009, the Company issued 10,942 shares of common stock valued at $20,000, to members of its Board of Directors and Advisory Panel for services rendered.

In January 2010, the Company finalized a Securities Purchase Agreement with Tangiers Investments, LP (“Tangiers”) (See Note 12).  Pursuant to the agreement the Company issued Tangiers 92,593 shares of common stock valued at the market price of $500,000 for a one-time commitment fee.

In January 2010, the Company issued 157,142 shares of common stock to Caesar Capital Group, LLC (“Caesar”) to settle approximately $402,000 of stockholder advances and accrued interest.

In February 2010, the Company sold 125,000 shares of common stock to Caesar for $30,000.  The value of the stock on the date of sale based on the market price was $90,000 and the Company recorded an expense for financing costs of $60,000.

In February 2010, through an agreement with Socius CG II, Ltd (“Socius”), the Company settled a $699,999 payment of its credit line with Columbia Bank with the issuance of 1,190,249 shares of common stock to Socius.

In 2010, the Company issued an aggregate of 19,666 shares of common stock for legal services rendered for the registration of securities with the SEC.  The shares are valued at $23,160 the market price, and are recorded as financing costs.

In March 2010, the Company issued 90,833 shares of common stock to a consultant for services rendered.  The shares are valued at the market price of $62,900 and are recorded as share-based consulting expense.

In 2010, the Company issued an aggregate of 714,473 shares of common stock to Socius for settlement of approximately $247,000 in payables.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

In April 2010, the Company issued 25,000 shares of common stock for accounting services rendered for the registration of securities with the SEC.  The shares are valued at $12,000 and are recorded as financing costs.

In April 2010, the Company issued 375,000 shares of common stock valued at $180,000 to settle share liability.  The accrued share liability was expensed as share based services.

In 2010, the Company issued an aggregate of 3,232,020 shares of common stock to its Chief Executive Officer pursuant to his employment agreement (see Note 12).

In 2010, the Company issued an aggregate of 538,829 shares of common stock to Asher for partial conversion of its convertible debt.  The shares are valued at $47,000.

In 2010, the Company issued an aggregate of 290,144 shares of common stock to Tangiers Capital, LLC for partial conversion of its convertible debt.  The shares are valued at $18,750.

[11] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs. At December 31, 2010 and 2009, $317,601 and $463,342, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.25% at December 31, 2010 and 2009, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

In the year ended December 31, 2010, the Company issued an aggregate of 3,232,020 shares of common stock to its Chief Executive Officer (“CEO”), in accordance with his employment agreement (See Note 12). The shares are valued at $70,833 the amount of unpaid compensation owed the CEO.

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

Rent expense for the Company's operating leases for the years ended December 31, 2010 and 2009 was approximately $22,000 and $25,000, respectively.

Acquisition - The Company entered into an Asset Purchase Agreement with Mario Panelli & C. s.a.s. (“Seller”), an Italian distributor of high-end jewelry, and Mario Panelli and Mogni Viviana (“Owners”), wherein the Company agreed to purchase the inventory of the Seller. The Company agreed to pay the Seller an amount equal to 100% of the book value of the Seller’s inventory as determined in accordance with U.S. generally accepted accounting principles. The closing date has been extended pending the Company obtaining adequate financing to complete the transaction.

Equity Financing Agreement - In January 2010, the Company finalized a securities purchase agreement with Tangiers Investors, LP (“Tangiers”) pursuant to which at its discretion the Company could periodically sell to Tangiers shares of common stock up to a maximum purchase of $25,000,000.  The selling price was to be 88% of the lowest volume weighted average price, as defined in the agreement, for the five days immediately following the notice of sale date. In addition, the Company issued Tangiers 92,593 shares of common stock valued at $500,000 for a one-time commitment fee which was recorded as deferred offering costs.  Effective, June 22, 2010, the Company terminated the securities purchase agreement with Tangiers and recorded an expense of $535,160 as share-based financing costs which included the $500,000 commitment fee and $35,160 of professional fees related to a registration statement for common shares to be issued pursuant to the agreement, which was also terminated.

Litigation - The Company, in the normal course of business, is involved in certain legal matters for which it carries insurance, subject to certain exclusions and deductibles.  As of December 31, 2010 and through the date of issuance of these financial statements, there was no asserted or unasserted litigation, claims or assessments warranting recognition and/or disclosure in the financial statements.

Consulting Agreement – The Company entered into an agreement for business development services with a consultant.  Pursuant to the agreement, the Company issued 375,000 shares of Company common stock for the services, which primarily were rendered in the first quarter of 2010.  The shares, which were issued in April 2010, were valued at the market price of $180,000.

[13] Subsequent Events

In January and February 2011, convertible notes with Asher in the amount of $83,000 became past due.