Form 10-Q
period 2011-03-31
Bergio International, Inc.
filed 2011-05-13
CIK 1431074

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [   ]  No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

As of May 10, 2011, there were 15,273,637 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010

Assets:
Current Assets:
Cash	$--	$4,262
Accounts Receivable – Net	419,311	474,212
Inventory	1,487,671	1,602,680
Prepaid Expenses	27,517	9,353
Other Receivables	137,500	175,000

Total Current Assets	2,071,999	2,265,507

Property and Equipment – Net	114,510	118,135

Other Assets:
Investment in Unconsolidated Affiliate	5,000	5,000

Total Assets	$2,191,509	$2,388,642

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010

Liabilities and Stockholders' Equity:
Liabilities
Current Liabilities:
Cash Overdraft	$72,776	$--
Accounts Payable and Accrued Expenses	231,299	417,144
Bank Lines of Credit – Net	203,472	200,866
Convertible Debt - Net	80,000	112,069
Current Maturities of Notes Payable	106,264	110,060
Current Maturities of Capital Leases	9,342	14,656
Advances from Stockholder – Net	367,616	317,601
Derivative Liability	66,066	67,988

Total Current Liabilities	1,136,835	1,240,384

Long-Term Liabilities
Notes Payable	46,679	51,626
Convertible Debt – Net	8,991	--

Total Long-Term Liabilities	55,670	51,626

Commitments and Contingencies	--	--

Total Liabilities	1,192,505	1,292,010

Stockholders' Equity
Common Stock - $.001 Par Value, 200,000,000 Shares Authorized, 15,273,637 and 11,159,574 Shares Issued and Outstanding as of March 31, 2011 and December 31, 2010, respectively	15,273	11,159
Additional Paid-In Capital	4,097,681	4,021,593
Accumulated Deficit	(3,113,950)	(2,936,120)

Total Stockholders' Equity	999,004	1,096,632

Total Liabilities and Stockholders' Equity	$2,191,509	$2,388,642

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

Sales – Net	$270,551	$111,102
Cost of Sales	181,053	22,473
Gross Profit	89,498	88,629

Selling Expenses	67,604	38,410

General and Administrative Expenses
Share-Based Services	--	242,900
Other	180,819	123,566

Total General and Administrative Expenses	180,819	366,466

Total Operating Expenses	248,423	404,876

Loss from Operations	(158,925)	(316,247)

Other Income [Expense]
Interest Expense	(17,155)	(20,660)
Amortization of Debt Discount	(16,150)	(9,432)
Change in Fair Value of Derivative	14,400	4,926
Gain on Sale of Subsidiary	--	225,000
Financing Costs – Shared Based	--	(60,000)
Loss on Disposal of Equipment	--	(18,945)

Total Other Income [Expense]	(18,905)	120,889

Net Loss	$(177,830)	$(195,358)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.04)

Weighted Average Common Shares Outstanding – Basic and Diluted	11,773,586	5,092,151

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities
Net Loss	$(177,830)	$(195,358)
Adjustments to Reconcile Net Loss to Net Cash Used
for by Operating Activities:
Depreciation and Amortization	12,242	14,410
Share-Based Services	--	242,900
Share-Based Financing Costs	--	60,000
Allowance for Doubtful Accounts	--	(6,000)
Amortization of Debt Discount	16,150	9,432
Change in Fair Value of Derivative	(14,400)	(4,926)
Gain on Sale of Subsidiary	--	(225,000)
Loss on Disposal of Equipment	--	18,945
Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	54,901	37,119
Inventory	115,009	(65,852)
Prepaid Expenses	(18,164)	(19,971)
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	(132,393)	(15,650)
Total Adjustments	33,345	45,407

Net Cash Used for Operating Activities	(144,485)	(149,951)

Investing Activities:
Capital Expenditures	(8,617)	(4,966)
Proceeds from Sale of Subsidiary	37,500	50,000
Payments for Disposal	--	(2,145)
Net Cash Provided by Investing Activities	28,883	42,889

Financing Activities:
Increase [Decrease] in Cash Overdraft	72,776	(4,151)
Advances under Bank Lines of Credit – Net	2,606	(6,853)
Proceeds from Convertible Debt	--	80,000
Repayments of Notes Payable	(8,743)	(9,627)
Advances from Stockholder – Net	50,015	22,297
Repayments of Capital Leases	(5,314)	(4,604)
Proceeds from Sale of Stock	--	30,000

Net Cash Provided by Financing Activities	111,340	107,062

Net Change in Cash	(4,262)	--

Cash - Beginning of Periods	4,262	--

Cash - End of Periods	$--	$--

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$11,000	$18,000
Income Taxes	$--	$--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt Discount from Fair Value of Imbedded Derivative	$12,478	$51,013
Issuance of Common Stock for Convertible Debt and Accrued Interest	$56,644	$--
Issuance of Common Stock for Accrued Payroll – Related Party	$23,558	$--
Issuance of Convertible Note for Settlement Agreement	$25,000	$--
Issuance of Common Stock for Deferred Offering Costs	$--	$519,160
Issuance of Common Stock for Bank Line of Credit	$--	$699,999
Issuance of Common Stock for Stockholder Advances	$--	$401,759
Notes Payable Settled with Inventory	$--	$21,500

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

[1] Nature of Operations and Basis of Presentation

Nature of Operations – Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007, under the name Alba Mineral Exploration, Inc.  On October 21, 2009, as a result of a Share Exchange Agreement (defined below), the corporate name was changed to Bergio International, Inc. and the Company implemented a 12-for-1 forward stock split of its common shares.  Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been adjusted to reflect such stock splits.  The Company is engaged in the product design, manufacturing and distribution of fine jewelry in the United States, Europe and Asia and is headquartered from its corporate office in Fairfield, New Jersey. Based on the nature of operations, the Company’s sales cycle experiences significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

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

Basis of Presentation - The accompanying unaudited interim financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

[2] Summary of Significant Accounting Policies

Other significant accounting policies are set forth in Note 2 of the audited financial statements included in the Company’s 2010 Form 10-K.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of March 31, 2011, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of the Company’s convertible debt is measured on a recurring basis (see Note 6).

The following table presents fair value measurements for major categories of the Company’s financial liabilities measured at fair value on a recurring basis:

	March 31,2011				December 31, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Convertible Debt	$--	$88,991	$--	$88,991	$--	$112,069	$--	$112,069

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2011 through the issuance of the accompanying financial statements.

Recently Issued Accounting Pronouncements – There are several new accounting pronouncements issued or proposed by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or results of operations.

[3] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	March 31,	December 31,
	2011	2010

Selling Equipment	$8,354	$8,354
Office and Equipment	334,147	325,530
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total – At Cost	368,769	360,152
Less: Accumulated Depreciation and Amortization	254,259	242,017

Property and Equipment – Net	$114,510	$118,135

Depreciation and amortization expense for the three months March 31, 2011 and 2010 was approximately $12,000 and $14,000, respectively.

[4] Notes Payable

	March 31,	December 31,
	2011	2010

Notes payable due in equal monthly installments, of $2,500 and one payment on June 30, 2011 equal to the outstanding balance; interest rate of 7.60%. The notes are collateralized by the assets of the Company. (1)	$85,731	$91,517

Notes payable due in equal monthly installments, over 60 months, maturing through April 2014 at interest rates of 10.52%. The notes are collateralized by specific assets of the Company.	67,212	70,169

Total	152,943	161,686
Less: Current Maturities Included in Current Liabilities	106,264	110,060

Total Long-Term Portion of Debt	$46,679	$51,626

Maturities of long-term debt are as follows:

Twelve months ended
March 31,
2011	$106,264
2012	21,138
2013	23,472
2014	2,069

Total	$152,943

(1) Terms are per the Post Judgment Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgment, less credits for payment made through the date of default.

[5] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	March 31,	December 31,
	2011	2010
Credit Line of $55,000 monthly payments of $500 and one payment on June 30, 2011 equal to outstanding balance; interest at the bank’s prime rate plus .75%. At March 31, 2011 and December 31, 2010, the interest rate was 4.00%. Collateralized by the assets of the Company. (1)	$39,105	40,153

Various unsecured Credit Cards of $188,200, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At March 31, 2011 and December 31, 2010, the interest rates ranged from 3.99% to 24.90%.	164,367	160,713

Total	203,472	200,866

Less: Current maturities included in current liabilities	203,472	200,866

Total Long-Term Portion	$--	$--

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

(1) Terms are per the Post Judgment Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgment, less credits for payment made through the date of default.

[6] Convertible Debt

Asher

On February 1, 2010, the Company issued an 8% secured convertible note (the “February 2010 Note”) in the amount of $50,000 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on January 2, 2011 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In 2010, $47,000 of the principal was converted into 538,829 shares of company common stock.  In January 2011, the balance of the convertible note of $3,000 and $2,000 of accrued interest was converted into 100,000 shares of common stock.

On March 12, 2010, the Company issued an 8% secured convertible note (the “March 2010 Note”) in the amount of $30,000 to Asher.  The principal and accrued interest is payable on December 13, 2010 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In February and March 2011, the convertible note of $30,000 and accrued interest of $1,200 was converted into 1,121,975 shares of common stock.

In April 2010, the Company issued an 8% secured convertible note (the “April 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on January 13, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  The note currently has a balance of $40,000.

In May 2010, the Company issued an 8% secured convertible note (the “May 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on February 11, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  The note currently has a balance of $40,000.

Asher is entitled to have all shares issued upon conversion of the above notes listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company common stock are then listed.

Tangiers

Effective January 2011, the Company entered into a 7% convertible promissory note agreement (the “January 2011 Note”) in the amount of $25,000 with Tangiers Capital, LLC (“Tangiers”) for the settlement of an accrued termination fee related to the securities purchase agreement with Tangiers. The principal and accrued interest is payable on June 18, 2012 or such earlier date as defined in the agreement. The note, including any accrued interest, is convertible into shares of the Company’s common stock at a price of 80% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder. In March 2011, $12,500 of the convertible note was converted into 762,195 shares of common stock. At March 31, 2011, the balance of the note is $12,500.

On November 16, 2009, the Company issued a 7% Secured Convertible Debenture (the “November 2009 Debenture”) in the amount of $25,000 to Tangiers. The principal and accrued interest is payable on August 16, 2010 or such earlier date as defined in the agreement. Upon issuance, the November 2009 Debenture, including any accrued interest, was convertible into shares of the Company’s common stock at a price of 80% of the average of the two lowest trading prices, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder. The holder is entitled to “piggyback” registration rights on shares of common stock issued upon conversion.  During the year ended December 31, 2010, $18,750 of the convertible note was converted into 290,144 shares of common stock. In February 2011, the balance of the note of $6,250 and accrued interest of $1,694 was converted into 141,839 shares of common stock.

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair value upon issuance of the January 2011 Note of $12,478 was recorded as a derivative liability and a discount to the convertible debt. Amortization of debt discount amounted to $16,150 and $9,432 for the three months ended March 31, 2011 and 2010, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. For the three months ended March 31, 2011 and 2010, the Company recorded an unrealized gain from the change in the fair value of the derivative liability of $14,400 and $4,926, respectively.  Convertible debt as of March 31, 2011 and December 31, 2010, is shown net of debt discount of $3,509 and $7,181, respectively.

The Black-Scholes model was valued with the following inputs:

Stock Price – The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.02 to $0.12 in the period 1-01-2011 through 3-31-2011.

Variable Conversion Price – The variable conversion price was based on: (i) 80% of the lowest Stock Price out of the last 10 trading days prior to the Valuation Date (Tangiers); and (ii) 62.5% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher).

Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 0 months to 9 months in the period 1-01-2011 through 3-31-2011.

Risk Free Rate – The risk free rate was based on the Treasury Note rate as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.27% to 0.30% in the period 1-01-2011 through 3-31-2011.

Volatility – The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies ranged from 55.77% to 57.73% in the period 1-01-2011 through 3-31-2011.

[7] Equipment Held Under Capital Leases

The Company’s equipment held under the capital lease obligations is summarized as follows:

	March 31,	December 31,
	2011	2010

Showroom Equipment	$40,000	$40,000
Less: Accumulated Amortization	26,667	24,667

Equipment Held under Capitalized Lease Obligations - Net	$13,333	$15,333

Amortization related to the equipment held under capital leases is calculated using the straight-line method over the five year useful lives of the assets.  For the three months ended March 31, 2011 and 2010, amortization was approximately $2,000 and $2,000, respectively.

As of March 31, 2011, the future minimum lease payments under the capital leases are as follows:

2012	$9,640
Less: Amount Representing Imputed Interest	298

Present Value of Net Minimum Capital Lease Payments	9,342
Less: Current Portion of Capitalized Lease Obligations	9,342

Non Current Portion of Capitalized Lease Obligations	$--

Interest expense related to capital leases for the three months ended March 31, 2011 and 2010 was approximately $300 and $1,000, respectively.

[8] Income Taxes

Deferred income tax assets [liabilities] are as follows:

	March 31,	December 31,
	2011	2010

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$243,851	$289,716
Allowance for Doubtful Accounts	12,145	14,293
Start-up Costs	17,630	18,237
Totals	273,626	322,246

Deferred Income Tax Liabilities:
Property and Equipment	(22,696)	(20,135)
Totals	(22,696)	(20,135)

Gross Deferred Tax Asset [Liability]	250,930	302,111

Valuation Allowance for Deferred Taxes	(250,930)	(302,111)
Net Deferred Tax Asset [Liability]	$--	$--

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

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance decreased by approximately $51,000 and $127,000 in the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

[9] Stockholders’ Equity

The Company is authorized to issue 200,000,000 shares of common stock, par value $.001 per share. At March 31, 2011 and December 31, 2010, there were 15,273,637 and 11,159,574 common shares issued and outstanding, respectively. In October 2009, the Company effected a 12 for 1 forward split of its common stock. Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been retroactively adjusted to reflect such stock splits.

In January, February and March 2011, the Company issued an aggregate of 1,221,975 shares of common stock to Asher for partial conversion of its convertible debt and accrued interest.  The shares are valued at $36,200 (see Note 6).

In February and March 2011, the Company issued an aggregate of 904,034 shares of common stock to Tangiers for partial conversion of its convertible debt and accrued interest.  The shares are valued at $20,444 (see Note 6).

In March 2011, the Company issued an aggregate of 1,988,054 shares of common stock valued at $23,558 to its Chief Executive Officer pursuant to his employment agreement (see Note 11).

[10] Related Party Transactions

The Company receives periodic advances from its principal shareholder and Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At March 31, 2011 and December 31, 2010, $367,616 and $317,601, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.25% at March 31, 2011 and December 31, 2010, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

In the three months ended March 31, 2011, the Company issued an aggregate of 1,988,054shares of common stock to its CEO in accordance with his employment agreement (See Note 11). The shares are valued at $23,558, which is equal to the amount of unpaid compensation owed the CEO.

[11] Commitment and Contingencies

Employment Agreement - Effective February 28, 2010, the Company entered into an employment agreement with its CEO.  The agreement, which is for a five year term, provides for an initial base salary of $175,000 per year with a 3% annual increase thereafter (the “Base Salary”).  The CEO is also entitled to certain bonuses based on net profits before taxes and other customary benefits, as defined in the agreement. In addition, since it is understood that the Company is employing the CEO during a time of economic decline throughout the U.S. and at times and from time to time, the Company may not be in a position to pay the full amount of Base Salary owed the CEO it is understood and agreed to by the Board, that as long as the Company is unable to pay the CEO the full amount of his Base Salary that the Board shall issue to him, from time to time, an amount of shares that will allow him to remain in possession of fifty-one percent (51%) of the Company’s then outstanding common stock.  Such issuances shall be made to the CEO at any time when his total share holdings are reduced to an amount less than fifty-one percent (51%) as a result of issuance of shares made on behalf of the Company. The CEO waived the 3% annual increase for 2011.

Operating Leases - The Company leases certain office and manufacturing facilities and equipment. The Company’s office and manufacturing facilities are currently leased on a month to month basis at $1,800 per month. The equipment lease agreements are non-cancelable and expire at various dates through 2011. All these leases are classified as operating leases.

Rent expense for the Company’s operating leases for the three months ended March 31, 2011 and 2010 was approximately $6,000 and $6,000, respectively.

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

[12] Subsequent Events

In April 2011, the Company issued convertible notes with Asher in the amount of $50,000 with terms similar to previous issuances with Asher (See Note 6).

In April and May 2011, the Company issued 5,735,312 shares of common stock for settlement of $62,500 in convertible debt.

On May 9, 2011, the Board of Directors, approved, authorized and adopted the 2011 Incentive Stock and Award Plan (the "Plan") which provides for the issuance of up to 5,000,000 shares of common stock to qualified individuals, as defined in the Plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Bergio International Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following income and operating expenses tables summarize selected items from the statement of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

INCOME:

	Three Months Ended March 31,		Increase/
	2011	2010	(Decrease)

Sales – net	$270,551	$111,102	144%

Cost of Sales	181,053	22,473	706%

Gross Profit	$89,498	$88,629	1%

Gross Profit as a Percentage of Revenue	33%	80%	(59)%

Sales

Net sales for the three months ended March 31, 2011 were $270,551 compared to $111,102 for the three months ended March 31, 2010.  This resulted in an increase of approximately $159,000 or 144% from the comparable period.  The increase in sales is primarily a result of our efforts to expand our customer base outside the United States and into Europe and Asia as well as a bulk sale of diamonds in the amount of approximately $100,000.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2011 was $181,053 an increase of approximately $159,000, or 706%, from $22,473 for the three months ended March 31, 2010. The increase in cost of sales primarily related to a bulk sale of diamonds with a cost in the amount of approximately $95,000 which generated a very low profit margin of 5% on labor costs we incurred.

Gross Profit:

In the three months ended March 31, 2011, our gross profit as a percentage of sales was 33%, compared to a gross profit as a percentage of sales of 80% for the three months ended March 31, 2010.  Our gross profit decrease during 2011 was primarily attributable to the bulk sale of diamonds as described above and an increase in material costs. Our gross profit as a percentage of sales would have been 50% if we deducted the bulk sale from our sales and cost of sales in the three months ended March 31, 2011.

OPERATING EXPENSES:

	Three Months Ended March 31,		Increase/
	2011	2010	(Decrease)

Selling Expenses	$67,604	$38,410	76%

Total General and Administrative Expenses	180,819	366,466	(51)%

Total Operating Expenses	$248,423	$404,876	(39)%

Other Income [Expense]	$(18,905)	$120,889	(116)%

Net Loss	$(177,830)	$(195,358)	(9)%

Selling Expenses

Total selling expenses were $67,604 for the three months ended March 31, 2011, which was approximately a $29,000 or 76% increase from $38,410 for the three months ended March 31, 2010.  Selling expenses include advertising, trade show expenses, travel and selling commissions.  The increase in selling expenses during the three months ended March 31, 2011 is a result of increased advertising and travel expenses as we continue to implement our strategic plan to increase our customer base outside the United States.

General and Administrative Expenses

General and administrative expenses were $180,819 for the three months ended March 31, 2011 versus $366,466 for the three months ended March 31, 2010.  The decrease in general and administrative expenses of approximately $186,000 or 51% primarily results from a decrease in share-based costs of $242,900. This decrease was offset by increases in payroll costs of $29,000 and professional fees of $24,000, incurred in the implementation of our plan to expand our customer base and in our efforts to raise capital.

Loss from Operations

In the three months ended March 31, 2011, we had a loss from operations totaling $158,925 which was a decrease of approximately $157,000 (50%) from the loss of $316,247 in the three months ended March 31, 2010.  As discussed above, our decreased operating costs were the primary reason for the significant decrease in our operating loss.

Other Income [Expense]

Other Income [Expense] decreased approximately $140,000 from Other Income of $120,889 in the three months ended March 31, 2010 to Other [Expense] of $18,905 in the three months ended March 31, 2011. Other Income [Expense] in the three months ended March 31, 2010 is comprised primarily of the $225,000 gain from the sale of our subsidiary, Diamond, and the fair value change in our derivative of $4,926 net of share-based financing costs of $60,000, interest expense of $20,660, and loss on disposal of equipment of $18,945. Interest expense in the three months ended March 31, 2011 and 2010 decreased from $20,660 in 2010 to $17,155 in 2011.

Net Loss

We incurred a net loss of $177,830 in the three months ended March 31, 2011 compared to a net loss of $195,358 in the three months ended March 31, 2010.  This represented a decrease in our net loss of $17,528 (9%) from the comparable period, attributable to the various factors as discussed above.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2011 compared to December 31, 2010.

	March 31,	December 31,	Increase/
	2011	2010	(Decrease)

Current Assets	$2,071,999	$2,265,507	$(193,508)

Current Liabilities	$1,136,835	$1,240,384	$(103,549)

Working Capital	$935,164	$1,025,123	$(89,959)

At March 31, 2011, we had a cash overdraft of $72,776, compared to cash of $4,262 at December 31, 2010.  Over the next twelve months we believe that our existing capital combined with cash flow from operations will be sufficient to sustain our current operations. It is anticipated that we will need to sell additional equity and/or debt securities in order to complete or enter into potential mergers and/or acquisitions.

Our working capital decreased by approximately $90,000 during the three months ended March 31, 2011 primarily due to the following:

Accounts receivable at March 31, 2011 was $419,311 compared to $474,212 at December 31, 2010, which represents a decrease of approximately $55,000 or 12%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.  The decrease in accounts receivable is primarily attributable to our collection efforts during the period.

Inventory at March 31, 2011 and December 31, 2010 was $1,487,671 and $1,602,680, respectively. Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for us to resell or recast these materials into new products and/or designs as the market evolves. We had a decrease in inventory of approximately $115,000 or 7% primarily attributable to a purchase of diamonds in the last quarter of 2010 in the amount of approximately $95,000 which was sold in the first quarter of 2011.

Accounts payable and accrued expenses at March 31, 2011 were $231,299 compared to $417,144 at December 31, 2010, which represents a 45% decrease. We utilized cash from the collection of accounts receivable and advances from our major stockholder to pay down payables.

Advances from our major stockholder at March 31, 2011 were $367,616 compared to $317,601 at December 31, 2010. The increase is a result of additional advances received in 2011.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of March 31, 2011, we had 2 outstanding term loans. One of the term loans is for $100,000 with Leaf Financial Corp., which is payable in monthly installments and matures in April 2014.  The note bears an annual interest rate of 10.52% and as of March 31, 2011, there was an outstanding balance of $67,212.  We also have a $300,000 term loan with JPMorgan Chase, which is payable in monthly installments and matures in June 2011.  The note bears an annual interest rate of 7.60% and as of March 31, 2011 there was an outstanding balance of $85,731.  Both of these notes are collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

We had a bank line of credit of $55,000 with JPMorgan Chase Bank, which was converted to a term loan and requires a monthly payment of $500 and matures in June 2011.  The interest rate is calculated at the bank’s prime rate plus 0.75%.  As of March 31, 2011, we had an outstanding balance of $39,105 at an effective annual interest rate of 4.00%.  The loan is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest only and as of March 31, 2011 we have outstanding balances of $164,367, which have interest rates ranging from 3.99% to 24.90%.

Convertible Debt

Asher

On February 1, 2010, the Company issued an 8% secured convertible note (the “February 2010 Note”) in the amount of $50,000 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on January 2, 2011 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In 2010, $47,000 of the principal was converted into 538,829 shares of company common stock.  In January 2011, the balance of the convertible note of $3,000 and $2,000 of accrued interest was converted into 100,000 shares of common stock.

On March 12, 2010, the Company issued an 8% secured convertible note (the “March 2010 Note”) in the amount of $30,000 to Asher.  The principal and accrued interest is payable on December 13, 2010 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In February and March 2011, the convertible note of $30,000 and accrued interest of $1,200 was converted into 1,121,975 shares of common stock.

In April 2010, the Company issued an 8% secured convertible note (the “April 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on January 13, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  The note balance of $40,000 is currently past due.

In May 2010, the Company issued an 8% secured convertible note (the “May 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on February 11, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  The note of $40,000 is currently past due.

Asher is entitled to have all shares issued upon conversion of the above notes listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company common stock are then listed.

In April 2011, the Company issued convertible notes with Asher in the amount of $50,000 with terms similar to previous issuances with Asher.

Tangiers

Effective January 2011, the Company entered into a 7% convertible promissory note agreement (the “January 2011 Note”) in the amount of $25,000 with Tangiers Capital, LLC (“Tangiers”) for the settlement of an accrued termination fee related to the securities purchase agreement with Tangiers. The principal and accrued interest is payable on June 18, 2012 or such earlier date as defined in the agreement. The note, including any accrued interest, is convertible into shares of the Company’s common stock at a price of 80% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder. In March 2011, $12,500 of the convertible note was converted into 762,195 shares of common stock. At March 31, 2011, the balance of the note is $12,500.

On November 16, 2009, the Company issued a 7% Secured Convertible Debenture (the “November 2009 Debenture”) in the amount of $25,000 to Tangiers. The principal and accrued interest is payable on August 16, 2010 or such earlier date as defined in the agreement. Upon issuance, the November 2009 Debenture, including any accrued interest, was convertible into shares of the Company’s common stock at a price of 80% of the average of the two lowest trading prices, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder. The holder is entitled to “piggyback” registration rights on shares of common stock issued upon conversion.  During the year ended December 31, 2010, $18,750 of the convertible note was converted into 290,144 shares of common stock. In February 2011, the balance of the note of $6,250 and accrued interest of $1,694 was converted into 141,839 shares of common stock.

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair value upon issuance of the January 2011 Note of $12,478 was recorded as a derivative liability and a discount to the convertible debt. Amortization of debt discount amounted to $16,150 and $9,432 for the three months ended March 31, 2011 and 2010, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. For the three months ended March 31, 2011 and 2010, the Company recorded an unrealized gain from the change in the fair value of the derivative liability of $14,400 and $4,926, respectively.  Convertible debt as of March 31, 2011 and December 31, 2010, is shown net of debt discount of $3,509 and $7,181, respectively.

The Black-Scholes model was valued with the following inputs:

Stock Price – The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.02 to $0.12 in the period 1-01-2011 through 3-31-2011.

Variable Conversion Price – The variable conversion price was based on: (i) 80% of the lowest Stock Price out of the last 10 trading days prior to the Valuation Date (Tangiers); and (ii) 62.5% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher).

Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 0 months to 9 months in the period 1-01-2011 through 3-31-2011.

Risk Free Rate – The risk free rate was based on the Treasury Note rate as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.27% to 0.30% in the period 1-01-2011 through 3-31-2011.

Volatility – The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies ranged from 55.77% to 57.73% in the period 1-01-2011 through 3-31-2011.

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

Accounts Receivable.  Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $30,000 at March 31, 2011.

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

There are several new accounting pronouncements issued or proposed by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of March 31, 2011.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of March 31, 2011.  Management’s assessment identified the following material weaknesses:

·
As of March 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

·
As of March 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

·	As of March 31, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In January, February and March 2011, the Company issued an aggregate of 1,221,975 shares of common stock to Asher for partial conversion of its convertible debt and accrued interest.

In February and March 2011, the Company issued an aggregate of 1,221,975 shares of common stock to Tangiers for partial conversion of its convertible debt and accrued interest.

In March 2011, the Company issued an aggregate of 1,988,054 shares of common stock valued at $23,558 to its Chief Executive Officer pursuant to his employement agreement.

Other than the aforementioned, there were no unregistered sales of equity securities during the period ended March 31, 2011, that were not otherwise disclosed in a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Executive Officer of the Company*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Accounting Officer of the Company*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of the Principal Executive Officer of the Company*

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of the Principal Accounting Officer of the Company*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL INC.

Dated: May 13, 2011	By:	/s/ Berge Abajian
	Name:	Berge Abajian
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)