Form 10-Q
period 2011-06-30
Bergio International, Inc.
filed 2011-08-08
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to __________

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

[ ] Large accelerated filer Accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,323,860 as of August 2, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)

F-3	Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited)

F-4	Statements of Cash Flow for the six months ended June 30, 2011 and 2010 (Unaudited)

F-6	Notes to Financial Statements

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010

Assets:
Current Assets:
Cash	$--	$4,262
Accounts Receivable – Net	385,406	474,212
Inventory	1,558,020	1,602,680
Prepaid Expenses	2,510	9,353
Other Receivables	137,500	175,000

Total Current Assets	2,083,436	2,265,507

Property and Equipment – Net	116,846	118,135

Other Assets:
Investment in Unconsolidated Affiliate	5,000	5,000

Total Assets	$2,205,282	$2,388,642

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010

Liabilities and Stockholders' Equity:
Liabilities
Current Liabilities:
Cash Overdraft	$19,173	$--
Accounts Payable and Accrued Expenses	239,727	417,144
Bank Lines of Credit – Net	197,272	200,866
Convertible Debt - Net	26,380	112,069
Current Maturities of Notes Payable	100,949	110,060
Current Maturities of Capital Leases	3,078	14,656
Advances from Stockholder – Net	361,101	317,601
Derivative Liability	155,356	67,988

Total Current Liabilities	1,103,036	1,240,384

Long-Term Liabilities
Notes Payable	41,600	51,626
Convertible Debt – Net	36,192	--

Total Long-Term Liabilities	77,792	51,626

Commitments and Contingencies	--	--

Total Liabilities	1,180,828	1,292,010

Stockholders' Equity
Common Stock - $.001 Par Value, 200,000,000 Shares Authorized, 24,323,860 and 11,159,574 Shares Issued and Outstanding as of June 30, 2011 and December 31, 2010, respectively	24,323	11,159
Additional Paid-In Capital	4,188,472	4,021,593
Accumulated Deficit	(3,188,341)	(2,936,120)

Total Stockholders' Equity	1,024,454	1,096,632

Total Liabilities and Stockholders' Equity	$2,205,282	$2,388,642

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales – Net	$364,661	$437,893	$635,212	$548,995
Cost of Sales	122,290	179,740	303,343	202,213
Gross Profit	242,371	258,153	331,869	346,782

Selling Expenses	128,637	95,830	196,241	134,240

General and Administrative Expenses
Share-Based Services	--	--	--	242,900
Other	121,484	124,561	302,303	248,127

Total General and Administrative Expenses	121,484	124,561	302,303	491,027

Total Operating Expenses	250,121	220,391	498,544	625,267

Income (Loss) from Operations	(7,750)	37,762	(166,675)	(278,485)

Other Income [Expense]
Interest Expense	(12,620)	(10,418)	(29,775)	(31,078)
Amortization of Debt Discount	(15,355)	(36,412)	(31,505)	(45,844)
Change in Fair Value of Derivative	(40,016)	13,380	(25,616)	18,306
Gain on Sale of Subsidiary	--	--	--	225,000
Financing Costs – Shared Based	--	(535,150)	--	(595,160)
Loss on Disposal of Equipment	--	--	--	(18,945)
Other income	1,350	--	1,350	--

Total Other Income [Expense]	(66,641)	(568,610)	(85,546)	(447,721)

Net Loss	$(74,391)	$(530,848)	$(252,221)	$(726,206)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.06)	$(0.02)	$(0.11)

Weighted Average Common Shares Outstanding – Basic and Diluted	20,375,152	8,608,383	16,098,130	6,859,980

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities
Net Loss	$(252,221)	$(726,206)
Adjustments to Reconcile Net Loss to Net Cash Used
for by Operating Activities:
Depreciation and Amortization	21,514	27,947
Share-Based Services	--	242,900
Share-Based Financing Costs	--	595,160
Allowance for Doubtful Accounts	--	(6,000)
Amortization of Debt Discount	31,505	45,844
Change in Fair Value of Derivative	25,616	(18,306)
Gain on Sale of Subsidiary	--	(225,000)
Loss on Disposal of Equipment	--	18,945
Sales returns and allowances reserve	--	(34,808)
Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	88,806	14,029
Inventory	44,660	(214,869)
Prepaid Expenses	6,843	(6,064)
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	(116,624)	(19,312)
Total Adjustments	102,320	420,466

Net Cash Used for Operating Activities	(149,901)	(305,740)

Investing Activities:
Capital Expenditures	(20,225)	(18,095)
Proceeds from Sale of Subsidiary	37,500	50,000
Payments for Disposal	--	(2,145)
Net Cash Provided by Investing Activities	17,275	29,760

Financing Activities:
Increase [Decrease] in Cash Overdraft	19,173	(11,519)
Advances under Bank Lines of Credit – Net	(3,594)	(12,985)
Proceeds from Convertible Debt	100,000	160,000
Repayments of Notes Payable	(19,137)	(19,773)
Advances from Stockholder – Net	43,500	141,700
Repayments of Capital Leases	(11,578)	(11,443)
Proceeds from Sale of Stock	--	30,000

Net Cash Provided by Financing Activities	128,364	275,980

Net Change in Cash	(4,262)	--

Cash – Beginning of Periods	4,262	--

Cash – End of Periods	$--	$--

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$19,000	$40,000
Income Taxes	$--	$--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt Discount from Fair Value of Imbedded Derivative	$61,752	$118,336
Issuance of Common Stock for Convertible Debt and Accrued Interest	$99,841	$--
Issuance of Common Stock for Accrued Payroll – Related Party	$23,558	$--
Issuance of Convertible Note for Settlement Agreement	$25,000	$--
Issuance of Common Stock for Deferred Offering Costs	$--	$519,160
Issuance of Common Stock for Bank Line of Credit	$--	$699,999
Issuance of Common Stock for Stockholder Advances	$--	$401,759
Notes Payable Settled with Inventory	$--	$21,500
Issuance of Common Stock for Vendor Payables and Accrued Expenses	$--	$280,333
Issuance of Common Stock for Share Liability	$--	$180,000

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

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation - The accompanying unaudited interim financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of June 30, 2011, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of the Company’s convertible debt is measured on a recurring basis (see Note 6).

The following table presents fair value measurements for major categories of the Company’s financial liabilities measured at fair value on a recurring basis:

	June 30, 2011				December 31, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Convertible Debt	$--	$62,572	$--	$62,572	$--	$112,069	$--	$112,069

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2011 through the issuance of the accompanying financial statements.

Recently Issued Accounting Pronouncements – There are several new accounting pronouncements issued or proposed by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or results of operations.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[3] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	June 30,	December 31,
	2011	2010

Selling Equipment	$8,354	$8,354
Office and Equipment	345,755	325,530
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total – At Cost	380,377	360,152
Less: Accumulated Depreciation and Amortization	263,531	242,017

Property and Equipment – Net	$116,846	$118,135

Depreciation and amortization expense for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010 amount to approximately $9,000, $14,000, $22,000 and $28,000, respectively.

[4] Notes Payable

	June 30,	December 31,
	2011	2010

Notes payable due in equal monthly installments, of $2,500 and one payment on June 30, 2011 equal to the outstanding balance; interest rate of 7.60%. The notes are collateralized by the assets of the Company. (1)	$79,871	$91,517

Notes payable due in equal monthly installments, over 60 months, maturing through April 2014 at interest rates of 10.52%. The notes are collateralized by specific assets of the Company.	62,678	70,169

Total	142,549	161,686
Less: Current Maturities Included in Current Liabilities	100,949	110,060

Total Long-Term Portion of Debt	$41,600	$51,626

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Maturities of long-term debt are as follows:

Twelve months ended
June 30,
2012	$100,949
2013	21,698
2014	19,902

Total	$142,549

(1) Terms are per the Post Judgment Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgement, less credits for payment made through the date of default. The Company is in the process of negotiating an extension of the payment terms with the bank.

[5] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	June 30,	December 31,
	2011	2010

Credit Line of $55,000 monthly payments of $500 and one payment on June 30, 2011 equal to outstanding balance; interest at the bank's prime rate plus .75%. At June 30, 2011 and December 31, 2010, the interest rate was 4.00%. Collateralized by the assets of the Company. (1)	$38,171	40,153

Various unsecured Credit Cards of $161,000, minimum payment of principal and interest are due monthly at the credit card's annual interest rate. At June 30, 2011 and December 31, 2010, the interest rates ranged from 3.99% to 24.90%.	159,101	160,713

Total	197,272	200,866

Less: Current maturities included in current liabilities	197,272	200,866

Total Long-Term Portion	$--	$--

The Company's CEO and majority shareholder also serves as a guarantor of the Company's debt.

(1) Terms are per the Post Judgement Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgement, less credits for payment made through the date of default. The Company is in the process of negotiating an extension of the payment terms with the bank.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

In April 2010, the Company issued an 8% secured convertible note (the “April 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on January 13, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In April 2011, the convertible note and accrued interest was converted into 3,847,321 shares of common stock.

In May 2010, the Company issued an 8% secured convertible note (the “May 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on February 11, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In May and June 2011, the convertible note and accrued interest was converted into 3,999,843 shares of common stock.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In April 2011, the Company issued an 8% convertible note (the “April 2011 Note”) in the amount of $50,000 to Asher.  The principal and accrued interest is payable on January 18, 2012 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

Asher is entitled to have all shares issued upon conversion of the above notes listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company common stock are then listed.

Tangiers

Effective January 2011, the Company entered into a 7% convertible promissory note agreement (the “January 2011 Note”) in the amount of $25,000 with Tangiers Capital, LLC (“Tangiers”) for the settlement of an accrued termination fee related to the securities purchase agreement with Tangiers. The principal and accrued interest is payable on June 18, 2012 or such earlier date as defined in the agreement. The note, including any accrued interest, is convertible into shares of the Company’s common stock at a price of 80% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder.  In March and April 2011, the convertible note and accrued interest was converted into 1,965,254 shares of common stock.

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

Strategic

In May 2011, the Company issued a 15% convertible note (the “May 2011 Note”) in the amount of $50,000 to Strategic Business Initiatives, LLC (“Strategic”).  The principal and accrued interest is payable on November 30, 2011 or such earlier date as defined in the agreement.  The Company must give 10 days’ notice to Strategic about its intent to prepay the note.   During the ten day period, prior to the Company’s prepayment, Strategic has the option to convert all or a portion of the principal and/or accrued interest into shares of the Company’s common stock at a price of 80% of the five day average closing price immediately prior to the conversion date.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair values upon issuance of the January 2011 Note of $12,478, the April 2011 Note of $32,704 and the May 2011 Note of $16,570 were recorded as a derivative liability and a discount to the convertible debt. Amortization of debt discount amounted to $31,505 and $45,844 for the six months ended June 30, 2011 and 2010, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. For the six months ended June 30, 2011 and 2010, the Company recorded an unrealized (loss) gain from the change in the fair value of the derivative liability of $(25,616) and $18,306, respectively.  Convertible debt as of June 30, 2011 and December 31, 2010, is shown net of debt discount of $37,428 and $7,181, respectively.

The Black-Scholes model was valued with the following inputs:

Stock Price – The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.01 to $0.12 in the period 1-01-2011 through 6-30-2011.

Variable Conversion Price – The variable conversion price was based on: (i) 80% of the lowest Stock Price out of the last 10 trading days prior to the Valuation Date (Tangiers); and (ii) 62.5% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher) and (iii) 80% of the stock price for the last 5 trading days prior to valuation date (Strategic).

Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 0 months to 9 months in the period 1-01-2011 through 6-30-2011.

Risk Free Rate – The risk free rate was based on the Treasury Note rate as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.18% to 0.30% in the period 1-01-2011 through 6-30-2011.

Volatility – The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies ranged from 55.77% to 56.92% in the period 1-01-2011 through 6-30-2011.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[7] Equipment Held Under Capital Leases

The Company's equipment held under the capital lease obligations is summarized as follows:

	June 30,	December 31,
	2011	2010

Showroom Equipment	$40,000	$40,000
Less: Accumulated Amortization	28,667	24,667

Equipment Held under Capitalized Lease Obligations - Net	$11,333	$15,333

Amortization related to the equipment held under capital leases is calculated using the straight-line method over the five year useful lives of the assets.  Amortization for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010 amounted to $2,000, $2,000, 4,000 and $4,000 approximately, respectively.

As of June 30, 2011, the future minimum lease payments under the capital leases are as follows:

2012	$3,141
Less: Amount Representing Imputed Interest	63

Present Value of Net Minimum Capital Lease Payments	3,078
Less: Current Portion of Capitalized Lease Obligations	3,078

Non Current Portion of Capitalized Lease Obligations	$--

Interest expense related to capital leases for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010 amounted to $200, $1,000, $500, and $2,000 approximately, respectively.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[8] Income Taxes

Deferred income tax assets [liabilities] are as follows:

	June 30,	December 31,
	2011	2010

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$238,141	$289,716
Allowance for Doubtful Accounts	12,145	14,293
Start-up Costs	17,630	18,237
Totals	267,916	322,246

Deferred Income Tax Liabilities:
Property and Equipment	(8,601)	(20,135)
Totals	(8,601)	(20,135)

Gross Deferred Tax Asset [Liability]	259,315	302,111

Valuation Allowance for Deferred Taxes	(259,315)	(302,111)
Net Deferred Tax Asset [Liability]	$--	$--

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

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance decreased by approximately $43,000 and $127,000 in the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[9] Stockholders' Equity

The Company is authorized to issue 200,000,000 shares of common stock, par value $.001 per share. At June 30, 2011 and December 31, 2010, there were 24,323,680 and 11,159,574 common shares issued and outstanding, respectively. In October 2009, the Company effected a 12 for 1 forward split of its common stock. Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been retroactively adjusted to reflect such stock splits.

In March 2011, the Company issued an aggregate of 1,988,054 shares of common stock valued at $23,558 to its Chief Executive Officer pursuant to his employment agreement (see Note 11).

In January, February, March, April and May 2011, the Company issued an aggregate of 9,069,139 shares of common stock to Asher for full conversion of its convertible debt and accrued interest.  The shares are valued at $122,170 (see Note 6).

In February, March and April 2011, the Company issued an aggregate of 2,107,093 shares of common stock to Tangiers for full conversion of its convertible debt and accrued interest.  The shares are valued at $34,315 (see Note 6).

[10] Related Party Transactions

The Company receives periodic advances from its principal shareholder and Chief Executive Officer (“CEO”) based upon the Company's cash flow needs. At June 30, 2011 and December 31, 2010, $361,101 and $317,601, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.25% at June 30, 2011 and December 31, 2010, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

In the six months ended June 30, 2011, the Company issued an aggregate of 1,988,054 shares of common stock to its CEO in accordance with his employment agreement (See Note 11). The shares are valued at $23,558, which is equal to the amount of unpaid compensation owed the CEO.  At June 30, 2011, the CEO is owed accrued compensation of $26,442.

BERGIO INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Rent expense for the Company's operating leases for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010 amounted to approximately $5,000, $5,000, $11,000 and $11,000, respectively.

Litigation - The Company, in the normal course of business, is involved in certain legal matters for which it carries insurance, subject to certain exclusions and deductibles.  As of June 30, 2011 and through the date of issuance of these financial statements, there was no asserted or unasserted litigation, claims or assessments warranting recognition and/or disclosure in the financial statements.

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

Result of Operations for the Three and Six Months Ended June 30, 2011 and 2010

The following income and operating expenses tables summarize selected items from the statement of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.

INCOME:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales – net	$364,661	$437,893	$635,212	$548,995

Cost of Sales	122,290	179,740	303,343	202,213

Gross Profit	$242,371	$258,153	$331,869	$346,782

Gross Profit as a Percentage of Revenue	66%	59%	52%	63%

Sales

Net sales for the three months ended June 30, 2011 were $364,661 compared to $437,893 for the three months ended June 30, 2010.  This resulted in a decrease of $73,232 from the comparable period.  Net sales for the six months ended June 30, 2011 were $635,212 compared to $548,995 for the six months ended June 30, 2010.  This resulted in an increase of $86,217 from the comparable period.  The six month increase is primarily a result of a bulk sale of diamonds in the amount of approximately $100,000 in the first quarter of 2011. The three month decrease is due to the lack of consumer confidence in the U.S. economy and the continuing high level of unemployment. Such lack of confidence has resulted in a slowdown in discretionary spending which has continued to negatively affect our sales. We have tried to offset the U.S. slowdown by expanding our customer base into Europe and Asia, however, those economies have also experienced slowdowns in the second quarter of 2011.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2011 was $122,290 a decrease of $57,450 from $179,740 for the three months ended June 30, 2010. Cost of sales for the six months ended June 30, 2011 was $303,343 an increase of approximately $101,130 from $202,213 for the three months ended June 30, 2010.   The decrease in cost of sales in the three month period is related to reduced material costs and the decrease in overall sales. The increase in cost of sales in the six month period is primarily related to the bulk sale of diamonds with a cost in the amount of approximately $95,000 which generated a very low profit margin of 5% on labor costs we incurred.

Gross Profit:

During the three months ended June 30, 2011, our gross profit as a percentage of sales was 66%, compared to a gross profit as a percentage of sales of 59% for the three months ended June 30, 2010.  During the six months ended June 30, 2011, our gross profit as a percentage of sales was 52%, compared to a gross profit as a percentage of sales of 63% for the six months ended June 30, 2010.  Our increased gross profit during the three month period was a result of our decrease in cost of sales (as described above) and a concerted effort to limit the amount of sales returns allowed which began at the end of 2009. Our decrease in gross profit percentage during the six month period was primarily attributable to the bulk sale of diamonds as described above.

OPERATING EXPENSES:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Selling Expenses	$128,637	$95,830	$196,241	$134,240

Total General and Administrative Expenses	121,484	124,561	302,303	491,027

Total Operating Expenses	250,121	220,391	498,544	625,267

Other Income (Expenses)	(66,641)	(568,610)	(85,546)	(447,721)

Net Loss	$(74,391)	$(530,848)	$(252,221)	$(726,206)

Selling Expenses

Total selling expenses were $128,637 for the three months ended June 30, 2011, an increase of $32,807 from $95,830 for the three months ended June 30, 2010.  Total selling expenses were $196,241 for the six months ended June 30, 2011, an increase of $62,001 from $134,240 for the six months ended June 30, 2010. Selling expenses include advertising, trade show expenses, travel and selling commissions.  The increase in selling expenses during the three and six months ended June 30, 2011 is a result of increased advertising and travel expenses as we continue to implement our strategic plan to increase our customer base outside the United States.

General and Administrative Expenses

General and administrative expenses were $121,484 for the three months ended June 30, 2011 compared to $124,561 for the three months ended June 30, 2010, a decrease of $3,077. General and administrative expenses were $302,303 for the six months ended June 30, 2011 compared to $491,027 for the six months ended June 30, 2010, a decrease of $188,724. General and administrative expenses were fairly consistent during the three month periods. The decrease in general and administrative expenses during the six month periods primarily results from a decrease in share-based costs of $242,900. This decrease was offset by increases in payroll costs and professional fees, incurred in the implementation of our plan to expand our customer base and in our efforts to raise capital.

Income [Loss] from Operations

During the three months ended June 30, 2011, we had a loss from operations totaling $7,750 which represented a decrease of $45,512 from the income from operations of $37,762 for the three months ended June 30, 2010.  During the six months ended June 30, 2011, we had a loss from operations totaling $166,675 which represented a decrease of $111,810 from the loss from operations of $278,485 for the six months ended June 30, 2010.  As discussed above, fluctuations in material and operating costs were the primary reason for the fluctuations in income [loss] from operations.

Other Income [Expense]

Other Income [Expense] decreased $501,969 from Other [Expense] of [$568,610] in the three months ended June 30, 2010 to Other [Expense] of [$66,641] in the three months ended June 30, 2011. Other Income [Expense] decreased $362,175 from Other [Expense] of [$447,721] in the six months ended June 30, 2010 to Other [Expense] of [$85,546] in the six months ended June 30, 2011. The change in Other Income [Expense] in the three month periods was primarily a result of [$535,150] from the expense of share-based financing costs in 2010 and the fair value change in our derivative of [$40,016] in 2011 compared to $13,380 in 2010. Other Income [Expense] in the six months ended June 30, 2010 is comprised primarily of the $225,000 gain from the sale of our subsidiary, Diamond, [$595,160] from the expense of share-based financing costs, the fair value change in our derivative of $18,306, amortization of debt discount of $45,844, and loss on disposal of equipment of $18,945. In the six months ended June 30, 2011 Other Income [Expense] is comprised of the fair value change in our derivative of [$25,616] and amortization of debt discount of $31,505. Interest expense in the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010 amounted to $12,620, 10,418, $29,775 and $31,078, respectively.

Net Loss

The Company incurred a net loss of $74,391 for the three months ended June 30, 2011 compared to a net loss of $530,848 for the three months ended June 30, 2010.  The Company incurred a net loss of $252,221 for the six months ended June 30, 2011 compared to a net loss of $726,206 for the six months ended June 30, 2010.  This represented decreases in our net loss of $456,457 in the three month periods and $473,985 in the six month periods attributable to the various factors as discussed above.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2011 compared to December 31, 2010.

	June 30, 2011	December 31, 2010	Increase/ (Decrease)

Current Assets	$2,083,436	$2,265,507	$(182,071)

Current Liabilities	$1,103,036	$1,240,384	$(137,348)

Working Capital	$980,400	$1,025,123	$(44,723)

At June 30, 2011, we had a cash overdraft of $19,173, compared to cash of $4,262 at December 31, 2010.  Over the next twelve months we believe that our existing capital combined with cash flow from operations will be sufficient to sustain our current operations. It is anticipated that we will need to sell additional equity and/or debt securities in order to complete or enter into potential mergers and/or acquisitions.

Our working capital decreased by approximately $45,000 during the six months ended June 30, 2011 primarily due to the following:

Accounts receivable at June 30, 2011 was $385,406 compared to $474,212 at December 31, 2010, which represents a decrease of approximately $89,000 or 19%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.  The decrease in accounts receivable is primarily attributable to our collection efforts during the period.

Inventory at June 30, 2011 and December 31, 2010 was $1,558,020 and $1,602,680, respectively. Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for us to resell or recast these materials into new products and/or designs as the market evolves. We had a decrease in inventory of approximately $45,000 or 3% primarily attributable to a purchase of diamonds in the last quarter of 2010 in the amount of approximately $95,000 which was sold in the first quarter of 2011.

Accounts payable and accrued expenses at June 30, 2011 were $239,727 compared to $417,144 at December 31, 2010, which represents a 43% decrease. We utilized cash from the collection of accounts receivable and advances from our major stockholder to pay down payables.

Advances from our major stockholder at June 30, 2011 were $361,101 compared to $317,601 at December 31, 2010. The increase is a result of additional advances received in 2011.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of June 30, 2011, we had 2 outstanding term loans. One of the term loans is for $100,000 with Leaf Financial Corp., which is payable in monthly installments and matures in April 2014.  The note bears an annual interest rate of 10.52% and as of June 30, 2011, there was an outstanding balance of $62,678.  We also have a $300,000 term loan with JPMorgan Chase Bank, which is payable in monthly installments and matures in June 2011.  The note bears an annual interest rate of 7.60% and as of June 30, 2011 there was an outstanding balance of $79,871. The Company is in the process of negotiating an extension of the payment terms with the bank. Both of these notes are collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

We had a bank line of credit of $55,000 with JPMorgan Chase Bank, which was converted to a term loan and requires a monthly payment of $500 and matures in June 2011.  The interest rate is calculated at the bank’s prime rate plus 0.75%.  As of June 30, 2011, we had an outstanding balance of $38,171 at an effective annual interest rate of 4.00%.  The loan is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian. The Company is in the process of negotiating an extension of the payment terms with the bank.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest only and as of June 30, 2011 we have outstanding balances of $159,101, which have interest rates ranging from 3.99% to 24.90%.

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

In April 2010, the Company issued an 8% secured convertible note (the “April 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on January 13, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In April 2011, the convertible note and accrued interest was converted into 3,847,321 shares of common stock.

In May 2010, the Company issued an 8% secured convertible note (the “May 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on February 11, 2011 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In May and June 2011, the convertible note and accrued interest was converted into 3,999,843 shares of common stock.

In April 2011, the Company issued an 8% convertible note (the “April 2011 Note”) in the amount of $50,000 to Asher.  The principal and accrued interest is payable on January 18, 2012 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six moth anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

Asher is entitled to have all shares issued upon conversion of the above notes listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company common stock are then listed.

Tangiers

Effective January 2011, the Company entered into a 7% convertible promissory note agreement (the “January 2011 Note”) in the amount of $25,000 with Tangiers Capital, LLC (“Tangiers”) for the settlement of an accrued termination fee related to the securities purchase agreement with Tangiers. The principal and accrued interest is payable on June 18, 2012 or such earlier date as defined in the agreement. The note, including any accrued interest, is convertible into shares of the Company’s common stock at a price of 80% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder.  In March and April 2011, the convertible note and accrued interest was converted into 1,965,254 shares of common stock.

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

Strategic

In May 2011, the Company issued a 15% convertible note (the “May 2011 Note”) in the amount of $50,000 to Strategic Business Initiatives, LLC (“Strategic”).  The principal and accrued interest is payable on November 30, 2011 or such earlier date as defined in the agreement.  The Company must give 10 days’ notice to Strategic about its intent to prepay the note.   During the ten day period, prior to the Company’s prepayment, Strategic has the option to convert all or a portion of the principal and/or accrued interest into shares of the Company’s common stock at a price of 80% of the five day average closing price immediately prior to the conversion date.

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair values upon issuance of the January 2011 Note of $12,478, the April 2011 Note of $32,704 and the May 2011 Note of $16,570 were recorded as a derivative liability and a discount to the convertible debt. Amortization of debt discount amounted to $31,505 and $45,844 for the six months ended June 30, 2011 and 2010, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. For the six months ended June 30, 2011 and 2010, the Company recorded an unrealized (loss) gain from the change in the fair value of the derivative liability of $(25,616) and $18,306, respectively.  Convertible debt as of June 30, 2011 and December 31, 2010, is shown net of debt discount of $37,428 and $7,181, respectively.

The Black-Scholes model was valued with the following inputs:

Stock Price – The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.01 to $0.12 in the period 1-01-2011 through 6-30-2011.

Variable Conversion Price – The variable conversion price was based on: (i) 80% of the lowest Stock Price out of the last 10 trading days prior to the Valuation Date (Tangiers); and (ii) 62.5% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher) and (iii) 80% of the stock price for the last 5 trading days prior to valuation date (Strategic).

Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 0 months to 9 months in the period 1-01-2011 through 6-30-2011.

Risk Free Rate – The risk free rate was based on the Treasury Note rate as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.18% to 0.30% in the period 1-01-2011 through 6-30-2011.

Volatility – The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies ranged from 55.77% to 56.92% in the period 1-01-2011 through 6-30-2011.

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

Accounts Receivable.  Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $30,000 at June 30, 2011.

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

Item 4.  Controls and Procedures

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of June 30, 2011.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of June 30, 2011.  Management’s assessment identified the following material weaknesses:

·
As of June 30, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

·
As of June 30, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

·	As of June 30, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A:  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April and May 2011, the Company issued an aggregate of 7,847,164 shares of common stock to Asher for partial conversion of its convertible debt and accrued interest.  The shares are valued at $85,970.

In April 2011, the Company issued an aggregate of 1,203,059 shares of common stock to Tangiers for partial conversion of its convertible debt and accrued interest.  The shares are valued at $13,871.

Item 3.  Defaults upon Senior Securities

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from Bergio International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in XBRL: (i) the Unaudited Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Statements of Cash Flows, and (iv) the Notes to Financial Statements, tagged as blocks of text.

* Submitted electronically herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bergio International, Inc.

Date:	August 5, 2011

By: /s/ Berge Abajian Berge Abajian Title: Chief Executive Officer and Director