Form 10-K
period 2011-12-31
Bergio International, Inc.
filed 2012-04-03
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-150029

BERGIO INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1338257
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.

12 Daniel Road E. Fairfield, NJ 07007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2011, was $337,541.78.  As of April 2, 2012, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 55,281,662.

PART I

Item 1.  Business.

Company Overview

We were incorporated as “Alba Mineral Exploration, Inc.” on July 24, 2007, in the State of Delaware for the purpose of engaging in the exploration of mineral properties. On October 21, 2009, we entered into an exchange agreement with Diamond Information Institute, whereby we acquired all of the issued and outstanding common stock of Diamond Information Institute, Inc. (“Diamond Information Institute”) and changed the name of the Company to Bergio International Inc. (the “Exchange Agreement”).

We are entering into our 18th year of operations and concentrate on boutique, upscale jewelry stores. We currently sell our jewelry to approximately 50 independent jewelry retailers across the United States and have spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995.  Our products consist of a wide range of unique styles and designs made from precious metals such as, gold, platinum, and Karat gold, as well as diamonds and other precious stones. We have approximately 50 to 75 product styles in our inventory, with prices ranging from $400 to $200,000.  We have manufacturing control over our line as a result of having a manufacturing facility in New Jersey as well as subcontracts with facilities in Italy and Bangkok.

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

We intend to acquire design and manufacturing firms throughout the United States and Europe.  If and when we pursue any potential acquisition candidates, we intend to target the top 10% of the world’s jewelry manufactures that have already created an identity and brand in the jewelry industry.  We intend to locate potential candidates through our relationships in the industry and expect to structure the acquisition through the payment of cash, which will most likely be provided from third party financing, as well as our common stock but not cash generated from our operations.  In the event we obtain financing from third parties for any potential acquisitions, Bergio may agree to issue our common stock in exchange for the capital received.  However, as of the date hereof, we do not have any binding agreements with any potential acquisition candidates.

Our future operations are contingent upon increasing revenues and raising capital for on-going operations and expansion of our product lines.  Because we have a limited operating history, you may have difficulty evaluating our business and future prospects.

We also face the risk that we may not be able to effectively implement our business plan.  If we are not effective in addressing these risks, we may not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

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

Our product range is divided into three fashion lines: (i) 18K gold line, (ii) a bridal line, and (iii) a couture and/or one of kind pieces.  Our officer and director, Mr. Abajian, consults regularly with the design teams of his Italian manufacturers, which usually results in a constant continuation of new products and sometimes entire lines being developed.  Typically, new products come on line approximately every year and most recently, Bergio International introduced its latest collection, Byzantine, Cestino, and Safari Collections, which launched in June 2010 and consists of approximately 35 pieces made with pink gold and diamonds.  In 2011, we introduced two additional collections, Sistina and Rocca Collections.  Depending on the timing and styling at any point in time, our products and collections would fall in one of the various categories shown below:

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

Each year, we attempt to expand and/or enhance these lines, while constantly seeking to identify trends that we believe exist in the market for new styles or types of merchandise.  Design and innovation are the primary focus of our manufacturing and we are less concerned with the supply and capacity of raw materials.  Over the last 18 years, Mr. Abajian has been the primary influencer over the Bergio collections.  Mr. Abajian with his contacts, which are located mostly overseas, regularly meets to discuss, conceptualize and develop Bergio’s various products and collections.  When necessary, additional suppliers and design teams can be brought in as the market needs dictate. Management intends to maintain a diverse line of jewelry to mitigate concentration of sales and continuously expand our market reach.

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

Customers

During the year ended December 31, 2011, the Company did not have one customer that accounted for approximately 5% or more of our annual sales. All of our sales are generated from our customer base of 50 customers, which includes luxury department store retailer Neiman Marcus.

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

Employees

As of April 2, 2012, we had 3 full-time employees and 2 part-time employees. Of our current employees, 1 is sales and marketing personnel, 2 are manufacturing and 2 hold administrative and executive positions.  No personnel are covered by a collective bargaining agreement. We intend to use the services of independent consultants and contractors when possible or until we are able to hire internal personnel.

Competition and Market Overview

The jewelry design and manufacture industry is extremely competitive and has low barriers to entry.  We compete with other jewelry designers and manufacturers of upscale jewelry as well as retail jewelry stores.  There are over 2,500 jewelry design and manufacture companies worldwide, several of which have greater experience, brand name recognition and financial resources than Bergio International.

Our management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to remain competitive.  Recently the U.S. economy has encountered a slowdown and Bergio International anticipates the U.S. economy will most likely remain weak at least through the end of 2012.  Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy.  Consumer discretionary spending generally declines during times of falling consumer confidence, which may affect the retail sale of our products. U.S. consumer confidence reflected these slowing conditions throughout 2011.  The impact of the slowing U.S. economy is not usually known until the third quarter of any given year in our industry, thus it is hard to estimate the actual impact the slowing economy will have on our business.

According to the United States Department of Commerce outlook, the United States apparent consumption of precious metal jewelry was expected to grow over the next few years at a slow but steady rate, before picking up considerably in 2013.  A stronger economy, more spending by the baby boomers and young professionals with an overall trend toward luxury products will lead to future growth.  From 2007 to 2011, apparent consumption of precious metal jewelry was expected to increase by an average of 3.9% per year, totaling $14.0 billion in 2011.  Therefore, we intend to make strong efforts to maintain our brand in the industry through our focus on the innovation and design of our products as well as being able to consolidate and increase cost efficiency when possible through acquisitions.

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

Reports to Security Holders

We are subject to the informational requirements of the Exchange Act. Accordingly, we file annual, quarterly and other reports and information with the U.S. Securities and Exchange Commission. You may read and copy these reports, statements, or other information we file at the SEC’s public reference room at 100 F. Street, N.E., Washington D.C. 20549.  Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the U.S. Securities and Exchange Commission at www.sec.gov.

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

•

The acquired assets or business may not achieve expected results;

•

We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

•

We may not be able to retain key personnel of an acquired business;

•

Our management’s attention may be diverted; or

•

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

Approximately $386,000 of our working capital consists of accounts receivable from customers.  If customers responsible for a large amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected.  An economic or industry downturn could materially affect the ability to collect these accounts receivable, which could then result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations.  A significant deterioration in the ability to collect on accounts receivable could affect our cash flow and working capital position.

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

•

Establish definitive business strategies, goals and objectives;

•

Maintain a system of management controls; and

•

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

WE CURRENTLY HAVE A LIMITED ACCOUNTING STAFF, AND IF WE FAIL TO DEVELOP OR MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS TIMELY AND ACCURATELY OR PREVENT FRAUD, WHICH WOULD LIKELY HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON UNITS.

We are subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership.  We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404.  For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2011, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Currently, we lease a 1,730 square feet design and manufacturing facility located in Fairfield, New Jersey.  The lease expired in August 31, 2010, and is being renewed on a month-to-month basis.  We also rent office space at this facility.  We pay approximately $1,100 per month.  Our Fairfield, New Jersey facility is presently adequate for the performance of all company functions, which includes manufacturing, design and administrative needs.

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

Item 3.  Legal Proceedings.

The Company is currently a defendant in a litigation filed by Moti Ganz USA, Ltd., as plaintiff, involving the return of a piece of jewelry valued at approximately $12,000.  The Company is currently finalizing negotiations to have the jewelry returned.

The Company is currently a plaintiff in a litigation filed against Macau Consultants and Advisory Services, Inc., Diamond International, Inc. Stanley Larson, Merlin Larson, Dennis Atkins, Paul Crawford, et al, as defendants.  The litigation involves the sale of Diamond International, Inc. to Macau Consultants and Advisory Services, Inc. for a purchase price of $225,000.  To date, only $152,500 has been paid and $72,500 remains outstanding.

Other than the matters described above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

Calendar Quarter Ended:

	High	Low
2011
March 31	$0.11	$0.01
June 30	0.07	0.01
September 30	0.12	0.01
December 31	0.09	0.01

2010
March 31	$0.04	$0.04
June 30	0.02	0.02
September 30	0.25	0.12
December 31	0.35	0.07

(b) Holders

As of April 2, 2012, we estimate that there were approximately 5,000 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future.  Our current business plan is to retain any future earnings to finance the expansion development of our business.

Recent Sales of Unregistered Securities

On January 26, February 3, February 8, March 10 and March 22, 2011, we issued 100,000 shares, 200,000 shares, 238,663 shares, 437,158 shares and 246,154 shares for an aggregate of 1,221,975 shares of common stock to Asher for partial conversion of its convertible debt and accrued interest.

On February 8 and March 22, 2011, we issued 141,839 shares and 762,195 shares for an aggregate of 904,034 shares of common stock to Tangiers for partial conversion of its convertible debt and accrued interest.

On March 31, 2011, we issued an aggregate of 1,988,054 shares of common stock valued at $23,558 to its Chief Executive Officer pursuant to his employment agreement.

On April 1, April 6, April 12, April 20, April 26, April 29, May 4, May 26, June 10, June 23 and June 30, 2011, we issued 659,341 shares, 659,341 shares, 769,231 shares, 721,649 shares 448,718 shares, 589,041 shares, 684,932 shares, 720,000 shares, 707,965 shares, 705,128 shares, and 1,181,818 shares for an aggregate of 7,847,164 shares of common stock to Asher for partial conversion of its convertible debt and accrued interest.  The shares are valued at $85,970.

On April 18, 2011, we issued an aggregate of 1,203,059 shares of common stock to Tangiers for partial conversion of its convertible debt and accrued interest.  The shares are valued at $13,871.

On August 26, 2011, we issued 533,553 shares of common stock for payment of legal fees.  The shares are valued at $34,681, the fair value at date of issuance.

On October 17, 2011, we issued 400,000 shares of common stock to a consultant for professional services rendered.

On October 21, October 24, October 25, October 26 and November 1, 2011, we issued 338,983 shares, 421,941 shares, 578,512 shares, 330,579 shares and 439,560 shares of common stock to Asher for conversion of its convertible debt and accrued interest in the aggregate amount of $52,000.

On November 9, November 17, November 28, and December 2, 2011, we issued 389,105 shares, 662,252 shares, 712,758 shares and 569,019 shares of common stock to Asher for conversion of its convertible debt in the aggregate amount of $39,522.

On November 15, 2011, we issued an aggregate of 1,040,133 shares of common stock to Caesar for conversion of its convertible debt in the amount of $31,100.

On November 18 and December 19, 2011, we issued 500,000 shares and 600,000 shares of common stock to Panache Capital, LLC (“Panache”) for conversion of its convertible debt in the aggregate amount of $16,369.

On December 6, 2011, we issued 2,517,483 shares of common stock to Genesis Capital Management, LLC for settlement of accounts payable in the amount of $36,000.

On December 23, 2011, we issued 1,736,111 shares of common stock to TCA Global Credit Master Fund, LP for payment of 25% ($31,250) of the facility fee per the Committed Equity Facility Agreement dated November 28, 2011.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report and other reports filed by our Company from time to time with the United States Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors on page 7.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Plan of Operation

We are entering into our 18th year of operations and concentrate on boutique, upscale jewelry stores.  We currently sell our jewelry to approximately 50 independent jewelry retailers across the United States and have spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995.  Our products consist of a wide range of unique styles and designs made from precious metals such as, gold, platinum, and Karat gold, as well as diamonds and other precious stones.  We have approximately 50 to 75 product styles in our inventory, with prices ranging from $400 to $200,000. We have manufacturing control over our line as a result of having a manufacturing facility in New Jersey as well as subcontracts with facilities in Italy.

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

Results of Operations for the Years Ended December 31, 2011 and 2010

The following income and operating expenses tables summarize selected items from the statement of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

INCOME:

	Years Ended December 31,		Increase/
	2011	2010	(Decrease)

Sales - Net	$1,621,011	$1,445,570	12%

Cost of Sales	926,684	812,831	14%

Gross Profit	$694,327	$632,739	10%

Gross Profit as a Percentage of Revenue	43%	44%	(--)%

Sales

Net sales for the year ended December 31, 2011 were $1,621,011, compared to $1,445,570 for the year ended December 31, 2010.  This resulted in an increase of approximately $175,000 or 12% from the comparable period.  The increase in sales is primarily a result of our efforts to introduce new products and to expand our customer base outside the United States and into Europe and Asia.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the year ended December 31, 2011 was $926,684 an increase of approximately $114,000, or 14%, from $812,831 for the year ended December 31, 2010.  The increase in cost of sales relative to sales primarily related to a bulk sale of diamonds in the third quarter of 2011 which generated very low profit margins. These sales occur infrequently as we are not in the business of selling raw materials..

Gross Profit

During the year ended December 31, 2011, our gross profit as a percentage of sales was 43%, compared to a gross profit as a percentage of sales of 44% for the year ended December 31, 2010.  Our decrease in gross profit percentage during 2011 was primarily attributable to the bulk sales of diamonds as described above. Our gross profit margin on fourth quarter 2011 sales was 56%.

OPERATING EXPENSES:

	Years Ended December 31,		Increase/
	2011	2010	(Decrease)

Selling Expenses	$412,276	$317,463	30%

Total General and Administrative Expenses	523,058	655,851	(20)%

Total Operating Expenses	$935,334	$973,314	(4)%

Other Income [Expense]	$(167,321)	$(498,424)	(66)%

Net Loss	$(408,328)	$(838,999)	(51)%

Selling Expenses

Total selling expenses were $412,276 for the year ended December 31, 2011, which was approximately a $95,000 or 30% increase from $317,463 for the year ended December 31, 2010.  Selling expenses include advertising, trade show expenses, travel and selling commissions.  The increase in selling expenses during the year ended December 31, 2011 is a result of increased selling commissions, advertising and travel expenses as we implement our strategic plan to increase our customer base outside the United States.

General and Administrative Expenses

General and administrative expenses were $523,058 for the year ended December 31, 2011 versus $655,851 for the year ended December 31, 2010, a decrease of approximately $133,000 or 20%.  The decrease in general and administrative expenses primarily results from a decrease in share-based services of $242,900, offset by increases in payroll costs and professional fees, incurred in the implementation our expansion plans and in our efforts to raise capital.

Loss from Operations

During the year ended December 31, 2011, we had a loss from operations totaling $241,007 which was a decrease of approximately $100,000 (29%) from the loss of $340,575 for the year ended December 31, 2010.  As discussed above, reductions in our general and administrative expenses was the primary reason for the significant decrease in our operating loss.

Other Income [Expense]

Other Income [Expense] in the year ended December 31, 2011, is comprised primarily of the fair value change in our derivative of $176,841 net of interest expense of $66,332, amortization of debt discount of $199,895, write-down of other receivable of $72,500 and amortization of deferred financing costs of $6,785.  Other Income [Expense] in the year ended December 31, 2010, is comprised primarily of the $225,000 gain from the sale of our subsidiary, Diamond, and the fair value change in our derivative of $60,206 net of share-based financing costs of $595,160, interest expense of $68,240, and amortization of debt discount of $120,230.

Net Loss

We incurred a net loss of $408,328 for the year ended December 31, 2011, compared to a net loss of $838,999 for the year ended December 31, 2010.  This represented a decrease in our net loss of approximately $431,000 (51%) from the comparable period, attributable to the various factors as discussed above.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2011 compared to December 31, 2010.

	December 31,		Increase/
	2011	2010	(Decrease)

Current Assets	$2,183,826	$2,265,507	$(81,681)

Current Liabilities	$1,214,369	$1,240,384	$(26,015)

Working Capital	$969,457	$1,025,123	$(55,666)

At December 31, 2011, we had cash of $128,238, compared to a cash balance of $4,262 at December 31, 2010, an increase of $123,976.  Over the next twelve months we believe that our existing capital combined with available borrowing under our bank line of credit and anticipated cash flow from operations will be sufficient to sustain our current operations. Additionally, our major stockholder has agreed to continue, at time to time as needed, to advance funds under similar terms as his current advances.  It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital decreased by 5% as of December 31, 2011, as discussed below.

Accounts receivable at December 31, 2011 and 2010 was $385,642 and $474,212, respectively, representing a decrease of $88,570 or 19%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.  The decrease in accounts receivable is primarily attributable to our increased collection efforts. Additionally, we increased our allowance for doubtful accounts by $12,152.

Inventory at December 31, 2011 and 2010 was $1,529,394 and $1,602,680, respectively.  Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued expenses at December 31, 2011 were $119,231 compared to $417,144 at December 31, 2010, which represents a 71% decrease.

Advances from our major stockholder at December 31, 2011 were $323,086 compared to $317,601 at December 31, 2010. The slight increase is a result of additional advances in 2011.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of December 31, 2011, we had one outstanding term loan. The term loan, with Leaf Financial Corp., which is payable in monthly installments and matures in April 2014 had an original balance of $100,000.  The note bears an annual interest rate of 10.52% and as of December 31, 2011, there was an outstanding balance of $51,626.  The note is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian. We also had a $300,000 term loan with JPMorgan Chase, which had an outstanding balance of $72,371 and was paid in the fourth quarter through an assignment and convertible debenture agreement with Panache Capital, LLC, as discussed below.

In December 2011, we entered into a $75,000 bank line of credit agreement with Columbia Bank.  Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%. The credit line has not been utilized in 2011. The line is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian. We had a bank line of credit of $55,000 with JPMorgan Chase Bank, which had an outstanding balance of $36,971 and was paid in the fourth quarter through an assignment and convertible debenture agreement with Asher Enterprises, Inc., as discussed below.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest only and as of December 31, 2011 have interest rates ranging from 3.99% to 8.75%.  As of December 31, 2011, we have outstanding balances of $104,326.

Convertible Debt

We have convertible debt notes maturing in various months during 2012 with the latest maturity of December 31, 2012. The notes interest rates range from 8% to 12%. The conversion feature is accounted for as an embedded derivative carried on our balance sheet at fair value and any unrealized change in fair value is a component on our statement of operations. The embedded derivative is valued using the Black-Scholes pricing model. At December 31, 2011 convertible debt of $563,274 is shown net of debt discount of $198,723. For the year ended December 31, 2011 amortization of debt discount amounted to $199,895 and unrealized gain from the change in the fair value of the derivative liability amounted to $176,841.

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

Over the next twelve months we believe that our existing capital combined with available borrowing under our bank line of credit and anticipated cash flow from operations will be sufficient to sustain our current operations.  In addition, our major stockholder has agreed to continue, at time to time as needed, to advance funds under similar terms as his current advances.  However, in the event we locate potential acquisitions and/or mergers we will most likely need to obtain additional funding through the sale of equity and/or debt securities. There can be no assurance that if additional funding is required we will be able to secure it on terms that are favorable to us or at all.

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

Accounts Receivable.  Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $48,000 and $36,000 at December 31, 2011 and 2010, respectively.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of December 31, 2011, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of the Company’s convertible debt is measured on a recurring basis.

The following table presents fair value measurements for major categories of the Company’s financial liabilities measured at fair value on a recurring basis:

	December 31, 2011				December 31, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Convertible Debt	$--	$364,551	$--	$364,551	$--	$112,069	$--	$112,069

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

Deferred Offering and Deferred Financing Costs - We defer certain costs associated with financing activities related to the issuance of equity securities (deferred offering costs) and debt securities (deferred financing costs). These costs consist primarily of legal, banking and other professional fees related to the transactions. Upon successful completion of the offering of equity securities, deferred offering costs are recorded as a reduction of the net proceeds in paid in capital. If the offering is not successful, such costs will be expensed. Deferred financing costs are amortized over the life of the related debt.

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

Recently Issued Accounting Standards

On May 12, 2011, the FASB issued ASU 2011-04.  The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-24 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were ineffective.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2011, and identified the following material weaknesses:

•

There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission.

•

There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis.  We plan to hire personnel and resources to address these material weaknesses.  We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.  The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of April 2, 2012.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Berge Abajian	52	Chief Executive Officer, Chairman
Arpi Abajian	49	Secretary

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

•

The appropriate size of our board of directors;

•

Our needs with respect to the particular talents and experience of our directors;

•

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•

Experience in political affairs;

•

Experience with accounting rules and practices; and

•

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

Compensation Program Objectives and Philosophy

The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executive compensation with the achievement of our short- and long-term business objectives.

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

Employment Agreements

On September 1, 2011, the Company entered into an amended and restated employment agreement (the “Amended Agreement”) with Mr. Abajian, the Company’s Chief Executive Officer, restating that certain employment agreement by and between parties as of February 28, 2010.

Pursuant to the terms of the Amended Agreement, Mr. Abajian shall serve as the Company’s Chief Executive Officer for a period of five years, commencing retroactively on February 28, 2010, and expiring on February 28, 2015 (the “Term”).  Upon conclusion of the Term, the Amended Agreement shall be automatically renewed for successive one year periods upon the same terms and conditions unless terminated by either of the parties in accordance with the Amended Agreement’s terms.

Mr. Abajian is to receive a base salary in the amount of $175,000 per annum for year one, commencing on February 28, 2010, and shall increase at a rate of three percent (3%) per annum for each consecutive year after 2010, or at such rates as are approved from time to time by the Company’s board of directors.  In addition, Mr. Abajian is to receive an annual bonus equal to one-half percent (0.5%) based upon the Company’s annual net profit before taxes. Mr. Abajian is also eligible to participate in the Company’s medical insurance plan, life insurance plan or any 401(k), pension or similar plans that are now or may be in the future established, for the general benefit of the Company’s senior executives.  Further, and pursuant to the terms of the Amended Agreement, the Company issued to Mr. Abajian 51 shares of the Company’s Series A Preferred Stock, par value $0.001 per share, subject to certain increases.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the years ended December 31, 2011, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	Non-Equity Incentive Plan Comp. ($)	Nonqualified Deferred Comp. Earnings ($)	All Other Comp. ($)	Total ($)
Berge Abajian Chief Executive Officer, Chief Financial Officer, Chairman	2011	77,885	0	0	0	0	0	15,189 (1)	93,074
	2010	141,666	0	0	0	0	0	17,873 (1)	159,539
	2009	13,413	0	0	20,000 (2)	0	0	17,856 (1)	51,269
Arpi Abajian	2011	0	0	0	0	0	0	0	0
Secretary	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

(1)

Other compensation was made up of Mr. Abajian’s car expense and health insurance expenses.

(2)

The amounts shown in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011, 2010 and 2009, in accordance with FAS 123(R). On February 11, 2009, Mr. Abajian was issued 10,942 shares of common stock as compensation in advance for serving on Diamond Information Institute’s Board of Directors for the 2009 fiscal year. None of the shares owned by Mr. Abajian have any registration rights attached to them.

Incentive Stock and Award Plan

On May 9, 2011, the Company’s Board of Directors approved, authorized and adopted the 2011 Incentive Stock and Award Plan (the “Plan”). Subject to adjustment for mergers, reorganizations, consolidation, recapitalization, stock dividend or other change in corporate structure, a total of 5,000,000 shares of common stock, par value $0.001 per share is subject to the Plan. Under the Plan, the Company may grant non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees. Subject to a tax exception, if any Option or Restricted Stock expires or is canceled prior to its exercise or vesting in full, the shares of common stock issuable under the Option or Restricted Stock may be issuable pursuant to future Options or Restricted Stock under the Plan.

The Plan shall be administered by a committee consisting of one (1) director (the “Committee”).  In the absence of such a Committee, the Company’s Board of Directors shall administer the Plan.

Each Option shall contain the following material terms:

(i) the exercise price, which shall be determined by the Committee at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the Common Stock is listed or quoted, as applicable) of the Common Stock of the Company on the date the Option is granted, provided that if the recipient of the Option owns more than ten percent (10%) of the total combined voting power of the Company, the exercise price shall be at least 110% of the Fair Market Value;

(ii) the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than ten (10) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Stock Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

(iii) subject to acceleration in the event of a Change of Control of the Company (as further described in the Plan), the period during which the Options vest shall be designated by the Committee or, in the absence of any Option vesting periods designated by the Committee at the time of grant, shall vest and become exercisable in equal amounts on each fiscal year of the Company through the five (5) year anniversary of the date on which the Option was granted;

(iv) no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient; and

(v) with respect to Incentive Stock Options, the aggregate Fair Market Value of Common Stock that may be issued for the first time during any calendar year shall not exceed $100,000.

Each award of Restricted Stock is subject to the following material terms:

(i) no rights to an award of Restricted Stock is granted to the intended recipient of Restricted Stock unless and until the grant of Restricted Stock is accepted within the period prescribed by the Committee;

(ii) Restricted Stock shall not be delivered until they are free of any restrictions specified by the Committee at the time of grant;

(iii) shares of Restricted Stock are forfeitable until the terms of the Restricted Stock grant have been satisfied; and

(iv) the Restricted Stock are not transferable until the date on which the Committee has specified such restrictions have lapsed.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since the adoption of the Plan.

Director Compensation

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 2, 2012, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Names and Address of Directors, Officers and 5% Stockholders (1)	Number of Shares Owned	Percent
Berge Abajian Chief Executive Officer, Chief Financial Officer, Chairman	7,441,300	13.46%

Arpi Abajian Secretary	5,471	* %

All Directors and Officers as a Group (2 persons)	7,446,771	13.46%

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 2, 2012, are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 55,281,662 shares of common stock outstanding on April 2, 2012, and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 30, 2012, as described above.  The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. As of December 31, 2011, $323,086 was due to the principal shareholder.  No terms for repayment have been established.  As a result, the amount is classified as a current liability.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Silberstein Ungar, PLLC, our independent registered public accountants in 2011 and 2010.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2011	December 31, 2010

Audit and Audit Related Fees	$16,800	$18,000
Tax Fees	$-	$-
All Other Fees (1)	$11,300	$11,300

(1)

For 2011 and 2010, all other fees paid to Silberstein Ungar, PLLC are related to reviewing the Company’s quarterly reports and various traveling expenses associated therewith.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of state of Delaware on February 23, 2010.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL INC.

Date: April 3, 2012	By: /s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Berge Abajian	Chief Executive Officer (Principal Executive Officer), Chief Financial	April 3, 2012
Berge Abajian	Officer (Principal Financial Officer) (Principal Accounting Officer)
Chairman of the Board

/s/ Arpi Abajian	Secretary	April 3, 2012
Arpi Abajian

BERGIO INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bergio International, Inc.

Fairfield, New Jersey

We have audited the accompanying balance sheets of Bergio International, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bergio International, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 26, 2012

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,
	2011	2010

Assets:
Current Assets:
Cash	$128,238	$4,262
Accounts Receivable - Net	385,642	474,212
Inventory	1,529,394	1,602,680
Prepaid Expenses	14,863	9,353
Other Receivable - Net	65,000	175,000
Deferred Financing Costs	60,689	--

Total Current Assets	2,183,826	2,265,507

Property and Equipment - Net	104,597	118,135

Other Assets:
Deferred Offering Costs	175,000	--
Investment in Unconsolidated Affiliate	5,000	5,000

Total Other Assets	180,000	5,000

Total Assets	$2,468,423	$2,388,642

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,
	2011	2010

Liabilities and Stockholders’ Equity:
Liabilities
Current Liabilities:
Accounts Payable and Accrued Expenses	$119,231	$417,144
Bank Lines of Credit - Net	104,326	200,866
Convertible Debt, Net	364,551	112,069
Current Maturities of Notes Payable	20,591	110,060
Current Maturities of Capital Leases	--	14,656
Advances from Stockholder - Net	323,086	317,601
Derivative Liability	282,584	67,988

Total Current Liabilities	1,214,369	1,240,384

Long-Term Liabilities
Notes Payable	31,035	51,626

Commitments and Contingencies	--	--

Total Liabilities	1,245,404	1,292,010

Stockholders’ Equity
Series A Preferred Stock - $.001 Par Value, 51 Shares Authorized, 51 and -0- Shares Issued and Outstanding as of December 31, 2011 and 2010, respectively (see Note 11)	--	--

Common Stock - $.001 Par Value, 200,000,000 Shares Authorized, 41,302,182 and 11,159,574 Shares Issued and Outstanding as of December 31, 2011 and 2010, respectively	41,302	11,159
Additional Paid-In Capital	4,526,165	4,021,593
Accumulated Deficit	(3,344,448)	(2,936,120)

Total Stockholders’ Equity	1,223,019	1,096,632

Total Liabilities and Stockholders’ Equity	$2,468,423	$2,388,642

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

Sales - Net	$1,621,011	$1,445,570
Cost of Sales	926,684	812,831
Gross Profit	694,327	632,739

Selling Expenses	412,276	317,463

General and Administrative Expenses
Share-Based Services	--	242,900
Other	523,058	412,951

Total General and Administrative Expenses	523,058	655,851

Total Operating Expenses	935,334	973,314

Loss from Operations	(241,007)	(340,575)

Other Income [Expense]
Interest Expense	(66,332)	(68,240)
Amortization of Debt Discount	(199,895)	(120,230)
Change in Fair Value of Derivative	176,841	60,206
Amortization of Deferred Financing Costs	(6,785)	--
Other	(71,150)	--
Gain on Sale of Subsidiary	--	225,000
Financing Costs - Share-Based	--	(595,160)

Total Other Income [Expense]	(167,321)	(498,424)

Net Loss	(408,328)	(838,999)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.10)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,641,233	8,718,321

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance - January 1, 2010	--	$ --	4,308,625	$ 4,308	$ 1,675,042	$ (2,097,121)	$ (417,771)

Issuance of common stock for professional services	--	--	135,499	135	97,925	--	98,060

Issuance of common stock for related party debt and accrued interest	--	--	157,142	158	401,602	--	401,760

Issuance of common stock for cash ($30,000) and financing costs ($60,000)	--	--	125,000	125	89,875	--	90,000

Issuance of common stock for deferred offering costs	--	--	92,593	93	499,907	--	500,000

Issuance of common stock for payment of debt	--	--	1,190,249	1,190	698,809	--	699,999

Issuance of common stock for payment of accounts payable	--	--	714,473	714	246,286	--	247,000

Issuance of common stock for share liability	--	--	375,000	375	179,625	--	180,000

Issuance of common stock for accrued compensation	--	--	3,232,020	3,232	67,601	--	70,833

Issuance of common stock for debt conversion	--	--	828,973	829	64,921	--	65,750

Net loss	--	--	--	--	--	(838,999)	(838,999)

Balance - December 31, 2010	--	$ --	11,159,574	$ 11,159	$ 4,021,593	$ (2,936,120)	$ 1,096,632

Issuance of common stock for accrued compensation	--	--	1,988,054	1,988	21,570	--	23,558

Issuance of common stock for debt conversion	--	--	19,236,424	19,237	281,139	--	300,376

Issuance of common stock for professional services	--	--	533,553	534	34,147	--	34,681

Issuance of common stock for payment of accounts payable	--	--	1,040,133	1,040	30,060	--	31,100

Issuance of common stock for deferred offering cost	--	--	2,136,111	2,136	49,114	--	51,250

Common stock issuable for deferred offering cost	--	--	5,208,333	5,208	88,542	--	93,750

Issuance of preferred stock to CEO	51	--	--	--	--	--	--

Net loss	--	--	--	--	--	(408,328)	(408,328)

Balance - December 31, 2011	51	$ --	41,302,182	$ 41,302	$ 4,526,165	$ (3,344,448)	$ 1,223,019

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Operating Activities:
Net Loss	$(408,328)	$(838,999)
Adjustments to Reconcile Net Loss
to Net Cash Used in Operating Activities:
Depreciation and Amortization	43,031	54,282
Allowance for Doubtful Accounts	12,152	(50,620)
Amortization of Debt Discount	199,895	120,230
Change in Fair Value of Derivative	(176,841)	(60,206)
Amortization of Deferred Offering Cost	6,785	--
Allowance for Doubtful Account - Receivable Other	72,500	--
Share-Based Services	--	242,900
Share-Based Financing Cost	--	595,160
Gain on Sale of Subsidiary	--	(225,000)
Loss on Disposal of Equipment	--	18,945
Sales Returns and Allowance Reserve	--	(34,808)
Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	76,418	(81,897)
Inventory	73,286	(245,909)
Prepaid Expenses	(5,510)	(6,416)
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	(160,290)	147,535
Total Adjustments	141,426	474,196

Net Cash Used in Operating Activities	(266,902)	(364,803)

Investing Activities:
Capital Expenditures	(29,493)	(28,910)
Proceeds from Sale of Subsidiary	37,500	50,000
Payments for Disposal	--	(2,145)

Net Cash Provided by Investing Activities	8,007	18,945

Financing Activities:
Increase [Decrease] in Cash Overdraft	--	(13,717)
Repayments of Bank Lines of Credit - Net	(59,569)	(21,098)
Proceeds from Convertible Debt	566,000	160,000
Repayments of Notes Payable	(37,689)	(36,647)
Advances from Stockholder - Net	5,485	256,018
Repayments of Capital Leases	(14,656)	(24,436)
Deferred Financing Costs	(46,700)	--
Deferred Offering Costs	(30,000)	--
Proceeds from Sale of Stock	--	30,000

Net Cash Provided by Financing Activities	382,871	350,120

Net Increase in Cash	123,976	4,262

Cash - Beginning of Year	4,262	--

Cash - End of Year	$128,238	$4,262

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010

Supplemental Disclosures of Cash Flow Information:
Interest	$56,000	$67,000
Income Taxes	$--	$--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt Discount from Fair Value of Embedded Derivative	$391,437	$118,336
Issuance of Common Stock for Deferred Offering Costs	$51,250	$535,160
Issuance of Convertible Debt for Bank Line of Credit	$36,971	$699,999
Issuance of Common Stock for Vendor Payables	$65,781	$247,000
Issuance of Common Stock for Accrued Payroll - Related Party	$23,558	$70,833
Issuance of Common Stock for Convertible Debt and Accrued Interest	$300,376	$65,750
Issuance of Convertible Debt for Notes Payable	$72,371	$--
Issuance of Convertible Debt for Deferred Financing Costs	$20,774	$--
Common Stock Issuable for Deferred Offering Cost	$93,750	$--
Issuance of Common Stock for Stockholder Advances	$--	$401,759
Notes Payable Settled with Inventory	$--	$21,500
Issuance of Common Stock for Share Liability	$--	$180,000

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

Revenue Recognition - Revenue is recognized upon the shipment of products to customers with the price to the buyer being fixed and determinable and collectability reasonably assured

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents on hand at December 31, 2011 and 2010.

Accounts Receivable - Accounts receivable is generated from sales of fine jewelry to retail outlets throughout the United States.  At December 31, 2011 and 2010, accounts receivable were substantially comprised of balances due from retailers.

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible.  The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance.  As of December 31, 2011, and 2010 an allowance for doubtful accounts of $47,939 and $35,787, respectively has been provided.

Inventories - Inventory consists primarily of finished goods and is valued at the lower of cost or market.  Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables.  The Company places its cash with high credit quality financial institutions.  The Company, from time to time, maintains balances in financial institutions beyond the insured amounts.  At December 31, 2011 and 2010, the Company had no cash balances beyond the federally insured amounts.

Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which the Company’s services are provided, as well as their dispersion across many different geographical areas.  As is characteristic of the Company’s business and of the jewelry industry generally, the Company extends its customers seasonal credit terms.  The carrying amount of receivables approximates fair value.  The Company routinely assesses the financial strength of its customers and believes its credit risk exposure on accounts receivable is limited.  Based on management’s review of accounts receivable, an allowance for doubtful accounts has been recorded for the years ending December 31, 2011 and 2010.  The Company does not require collateral to support these financial instruments.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of December 31, 2011, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of the Company’s convertible debt is measured on a recurring basis (see Note 8).

The following table presents fair value measurements for major categories of the Company’s financial liabilities measured at fair value on a recurring basis:

	December 31, 2011				December 31, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Convertible Debt	$--	$364,551	$--	$364,551	$--	$112,069	$--	$112,069

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, in which the Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At December 31, 2011 and 2010, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

Deferred Offering and Deferred Financing Costs - We defer certain costs associated with financing activities related to the issuance of equity securities (deferred offering costs) and debt securities (deferred financing costs).  These costs consist primarily of legal, banking and other professional fees related to the transactions. Upon successful completion of the offering of equity securities, deferred offering costs are recorded as a reduction of the net proceeds in paid in capital. If the offering is not successful, such costs will be expensed.  Deferred financing costs are amortized over the life of the related debt.

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

Advertising and Promotional Costs - Advertising and promotional costs are expensed as incurred and are recorded as part of Selling Expenses in the Statement of Operations.  The total cost for the years ended December 31, 2011 and 2010 was approximately $187,000 and $168,000, respectively.

During the year, the Company prepays costs associated with trade shows which are recorded as Prepaid Expenses in the Balance Sheet and are charged to the Statement of Operations upon the trade shows being conducted.  For the years ended December 31, 2011 and 2010, approximately $27,000 and $31,000, respectively, of trade show expenses have been recorded.

Reclassification - Certain 2010 items have been reclassified to conform to 2011 presentation.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Income Taxes - The Company accounts for income taxes under the provisions of FASB ASC Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At December 31, 2011 and 2010, the entire deferred tax asset has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

The Company does not believe it has any uncertain tax position deemed material as of December 31, 2011 and 2010.  With few exceptions, the Company believes it is no longer subject to U.S. federal and state tax examinations by tax authorities for tax periods prior to 2008.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties.  The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since inception.

Basic and Diluted Loss Per Share - Basic earnings per share includes no dilution and is computed by dividing earnings  available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Equity instruments that may dilute earnings per share in the future are listed in Note 8.

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2011 through the issuance of the accompanying financial statements.

[3] New Authoritative Accounting Guidance

On May 12, 2011, the FASB issued ASU 2011-04.  The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

[4] Other Receivable

In February 2010, the Company sold all its shares in Diamond Information Institute, Inc. to an unrelated party for $225,000, and recognized a gain from the sale of $225,000.  Payments due on the receivable are in arrears and the Company has initiated legal proceedings against the purchaser.  The receivable balance as of December 31, 2011 and 2010, is $137,500 and $175,000, respectively.  Subsequent to December 31, 2011, the Company received a $65,000 payment on the receivable.  Management believes the remaining balance will be collected, but due to its uncertainty, has recorded an allowance of the full amount owed of $72,500 as other expenses.

[5] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	December 31,	December 31,
	2011	2010

Selling Equipment	$8,354	$8,354
Office and Equipment	355,024	325,530
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total - At Cost	389,646	360,152
Less: Accumulated Depreciation and Amortization	285,049	242,017

Property and Equipment - Net	$104,597	$118,135

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was approximately $43,000 and $54,000, respectively.

[6] Notes Payable

	December 31,
	2011	2010

Notes payable due in equal monthly installments, monthly payments of $2,500 and one payment on June 30, 2011 equal to the outstanding balance; interest rate of 7.60%. The notes are collateralized by the assets of the Company. (1)	$--	$91,517

Notes payable due in equal monthly installments, over 60 months, maturing through April 2014 at interest rates of 10.52%. The notes are collateralized by specific assets of the Company.	51,626	70,169

Total	51,626	161,686
Less: Current Maturities Included in Current Liabilities	20,591	110,060

Total Long-Term Portion of Debt	$31,035	$51,626

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Maturities of long-term debt are as follows:

Years ended
December 31,
2012	$20,591
2013	22,865
2014	8,170

Total	$51,626

(1) Terms are per the Post Judgment Payment and Forbearance Agreement dated October 9, 2009, between the Company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgment, less credits for payment made through the date of default.  The note payable was paid off in November 2011 through an assignment and convertible debt agreement with Panache Capital, LLC.

[7] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	December 31,
	2011	2010
Credit line of $75,000 as of December 16, 2011, due June 1, 2012. Monthly payments of accrued unpaid interest due beginning February 1, 2012. Principal plus all accrued unpaid interest due on June 1, 2012. Interest rate is bank’s prime rate plus 1.75%, minimum of 5.75%. Collateralized by the assets of the company.	$--	$--

Credit Line of $55,000 monthly payments of $500 and one payment on June 30, 2011 equal to outstanding balance; interest at the bank’s prime rate plus .75%. At December 31, 2010 and 2009, the interest rate was 4.00%. Collateralized by the assets of the Company. (1)	--	40,153

Various unsecured Credit Cards of $161,000, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At December 31, 2011 and 2010, the interest rates ranged from 3.99% to 8.75% and 3.99% to 24.90%, repectively.	104,326	160,713

Total	104,326	200,866

Less: Current maturities included in current liabilities	104,326	200,866

Total Long-Term Portion	$--	$--

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

(1) Terms are per the Post Judgement Payment and Forbearance Agreement dated October 9, 2009, between the Company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgement, less credits for payment made through the date of default.  The credit line was paid off in November 2011, through an assignment and convertible debt agreement with Asher Enterprises, Inc.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

[8] Convertible Debt

Asher

In April 2011, the Company issued an 8% convertible note (the “April 2011 Note”) in the amount of $50,000 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest was due on January 18, 2012, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  In October and November 2011, the convertible note and $2,000 of accrued interest were converted into 2,109,575 shares of common stock.

In July 2011, the Company issued an 8% convertible note (the “July 2011 Note”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on April 18, 2012, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

In August 2011, the Company issued an 8% convertible note (the “August 2011 Note”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on May 29, 2012, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60.0% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

In September 2011, the Company issued an 8% convertible note (the “September 2011 Note”) in the amount of $37,500 to Asher.  The principal and accrued interest is payable on June 28, 2012, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note”) in the amount of $39,522 to Asher in consideration for payment of a line of credit (See Note 7).  The principal and accrued interest is payable on December 31, 2012, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after issue with conversion periods as defined in agreement.  The note is convertible into shares of the Company’s common stock at a price of 61% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  In November 2011, the November 2011 Note was converted into 2,333,134 shares of common stock.

In November 2011, the Company issued an 8% convertible note (the “November 2011 Note #2”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on September 5, 2012, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after issue with conversion periods as defined in agreement.  The note is convertible into shares of the Company’s common stock at a price of 61% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

On February 1, 2010, the Company issued an 8% secured convertible note (the “February 2010 Note”) in the amount of $50,000 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on January 2, 2011, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  During 2011 and 2010, $3,000 and $47,000 of the convertible note was converted into 100,000 and 538,829 shares of common stock, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

On March 12, 2010, the Company issued an 8% secured convertible note (the “March 2010 Note”) in the amount of $30,000 to Asher.  The principal and accrued interest is payable on December 13, 2010 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In February and March 2011, the convertible note was converted into 1,121,975 shares of common stock.

In April 2010, the Company issued an 8% secured convertible note (the “April 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on January 13, 2011, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In April 2011, the convertible note was converted into 3,847,321 shares of common stock.

In May 2010, the Company issued an 8% secured convertible note (the “May 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on February 11, 2011, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In May and June 2011, the convertible note was converted into 3,999,843 shares of common stock.

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

In November 2011, the Company settled the note in full through an exchange agreement with Genesis Capital Management, LLC (see below).

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Panache

In November 2011, the Company issued a 10% convertible Note (the “November 2011 Note #3”) in the amount of $50,000 to Panache Capital, LLC (“Panache”).  The principal and accrued interest is payable on November 16, 2012 or such earlier date as defined in the agreement.  The note is convertible by Panache at any time after issue with conversion periods as defined in agreement.  The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note #4”) in the amount of $75,000 to Panache in consideration for payment of a note payable (See Note 6).  The principal and accrued interest is payable on November 16, 2012 or such earlier date as defined in the agreement.  The note is convertible by Panache at any time after issue with conversion periods as defined in agreement.  The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  In November and December 2011, $16,369 of principal was converted into 1,100,000 shares of common stock.

Caesar

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #5”) in the amount of $31,000 to Caesar Capital Group, LLC (“Caesar”).  The principal and accrued interest is payable on August 11, 2012 or such earlier date as defined in the agreement.  The note is convertible by Caesar at any time after the six month anniversary of the issue date with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 35% of the lesser of closing bid price one day prior to conversion or the average of the five trading days ending one day prior to conversion.

TCA Global

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #6”) in the amount of $200,000 to TCA Global Credit Master Fund, LP (“TCA Global”).  The principal and accrued interest is payable on December 22, 2012, or such earlier date as defined in the agreement.  The note is convertible by TCA Global at any time after issue with conversion periods as defined in agreement.  The note is convertible into shares of the Company’s common stock at a price of 95% of the average of the five lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

Genesis

In November 2011, the Company issued an 8% convertible note (the “November 2011 Note #7”) in the amount of $64,643 through an exchange agreement with Genesis Capital Management, LLC (“Genesis”).  The new note settled in full the note with Strategic in the principal amount of $50,000 plus accrued interest of $3,869.  In addition, the Company incurred finance costs of $10,774.  The principal and accrued interest is payable on November 30, 2012, or such earlier date as defined in the agreement.  The note is convertible by Genesis at any time after issue with conversion periods as defined in agreement.  The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  In December 2011, $36,000 of principal was converted into 2,517,483 shares of common stock.

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note #8”) in the amount of $60,000 to Genesis.  The principal and accrued interest is payable on June 1, 2012, or such earlier date as defined in the agreement.  The note is convertible by Genesis at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”).  Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt.  The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations.  The Company valued the embedded derivative using the Black-Scholes pricing model.  The fair values upon issuance of the January 2011 Note of $12,478, April 2011 Note of $32,704, May 2011 Note of $16,570, July 2011 Note of $30,962, August 2011 Note of $32,500, September 2011 Note of $21,507, November 2011 Note of $28,344, November 2011 Note #2 of $32,500, November 2011 Note #3 of $12,488, November 2011 Note #4 of $18,731, November 2011 Note #5 of $31,000, November 2011 Note #6 of $22,982, November 2011 Note #7 of $64,643 and November 2011 Note #8 of $34,028 were recorded as a derivative liability and a discount to the convertible debt.  Amortization of debt discount amounted to $199,895 and $120,230 for the years ended December 31, 2011 and 2010, respectively.  The derivative liability is revalued each reporting period using the Black-Scholes model. For the years ended December 31, 2011 and 2010, the Company recorded an unrealized gain from the change in the fair value of the derivative liability of $176,841 and $60,026, respectively.  Convertible debt as of December 31, 2011 ($563,274) and December 31, 2010 ($119,250), is shown net of debt discount in the amount of $198,723 and $7,181, respectively.

The Black-Scholes model was valued with the following inputs:

•

Stock Price - The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date.  Stock Prices ranged from $0.01 to $0.12 in the period from January 1, 2011 to December 31, 2011.

•

Variable Conversion Price - The variable conversion price was based on: (i) 80% of the lowest Stock Price out of the last ten trading days prior to the Valuation Date (Tangiers); (ii) 62.5%, 61% and 60% of the average of the three lowest Stock Prices out of the last ten trading days prior to the Valuation Date (Asher); (iii) 80% of the five day average Stock Price for the last five trading days prior to Valuation Date (Strategic); (iv) 35% of the lesser of Stock Price one day prior to conversion or the average of the five trading days ending one day prior to Valuation Date (Caesar); (v) 65% of the average of the three lowest Stock Prices out of the last ten trading days prior to the Valuation Date (Panache) and (Genesis) and (vi) 95% of the average of the five lowest Stock Price during the ten trading days ending one day prior to the Valuation Date (TCA Global).

•

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 14 months to 0 months in the period from January 1, 2011 to December 31, 2011.

•

Risk Free Rate - The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt.  The risk free rate ranged from 0.10% to 0.30% in the period from January 1, 2011 to December 31, 2011.

•

Volatility - The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock.  The average volatility for the comparable companies ranged from 52.60% to 57.96% in the period from January 1, 2011 to December 31, 2011.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

[9] Equipment Held Under Capital Leases

The Company’s equipment held under the capital lease obligations as of December 31, 2011 and 2010, is summarized as follows:

	December 31,
	2011	2010

Showroom Equipment	$40,000	$40,000
Less: Accumulated Amortization	32,667	24,667

Equipment Held under Capitalized Lease Obligations - Net	$7,333	$15,333

Amortization related to the equipment held under capital leases is calculated using the straight-line method over the five year useful lives of the assets.  For the years ended December 31, 2011 and 2010, amortization was approximately $8,000 and $9,000, respectively.

The capital lease obligation was paid in full during 2011.

Interest expense related to capital leases for the years ended December 31, 2011 and 2010 was approximately $500 and $4,000, respectively.

[10] Income Taxes

Deferred income tax assets [liabilities] are as follows:

	December 31,
	2011	2010

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$413,718	$289,716
Allowance for Doubtful Accounts	48,104	14,293
Start-up Costs	15,501	18,237
Totals	477,323	322,246

Deferred Income Tax Liabilities:
Property and Equipment	(23,651)	(20,135)

Gross Deferred Tax Asset [Liability]	453,672	302,111

Valuation Allowance for Deferred Taxes	(453,672)	(302,111)
Net Deferred Tax Asset [Liability]	$--	$--

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	2011	2010

U.S. statutory rate	(34%)	(34%)
State income taxes - net of federal benefit	6%	6%
Change in valuation allowance and other	28%	28%
Effective rate	--	--

At December 31, 2011, the Company had approximately $1,045,000 of federal net operating tax loss carryforwards expiring at various dates through 2030.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change.  These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period.  As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased (decreased) by approximately $152,000 and $(127,000) in the years ended December 31, 2011 and 2010, respectively.

[11] Stockholders’ Equity

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

At December 31, 2011 and 2010, there were 41,302,182 and 11,159,574 common shares issued and outstanding, respectively.  At December 31, 2011, an approximate additional 41,000,000 shares of common stock are reserved for issuance under the Incentive Stock and Award Plan and for outstanding convertible debt.  In October 2009, the Company affected a 12-for-1 forward split of its common stock.  Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been retroactively adjusted to reflect such stock splits.

Preferred Stock

The preferred stock may be issued from time to time in one or more series as designated by the Company’s Board of Directors. Effective September 1, 2011, the Board of Directors authorized the issuance and the Company issued 51 shares of Series A Preferred Stock, par value $0.001 to its Chief Executive Officer (“CEO”), pursuant to his employment agreement (see Note 12).  The Series A Preferred Stock, initially, will pay no dividends and has no conversion rights. The Series A Preferred Stock ranks senior to the Company’s common stock and to any other series of capital stock hereafter created, unless specifically designated as senior by the Board of Directors.  Upon liquidation, the holders of Series A Preferred Stock are entitled to receive net assets on a pro rata basis. Each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company.

In March 2011, the Company issued an aggregate of 1,988,054 shares of common stock valued at $23,558 to its Chief Executive Officer pursuant to his employment agreement (see Note 12).

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

During fiscal 2011, the Company issued an aggregate of 13,511,848 shares of common stock to Asher for conversion of its convertible debt and accrued interest as follows: February 2010 Note remaining debt of $3,000, March 2010 Note of $30,000 and accrued interest of $3,200, April 2010 Note of $40,000 and accrued interest of $3,121, May 2010 Note of $40,000 and accrued interest of $2,849, April 2011 Note of $50,000 and accrued interest of $2,000 and November 2011 Note of $39,522.  The shares are valued at $213,692 (see Note 8).

In February, March and April 2011, the Company issued an aggregate of 2,107,093 shares of common stock to Tangiers for full conversion of its convertible debt and accrued interest.  The notes and accrued interest were November 2009 Note remaining debt of $6,250 plus accrued interest of $1,694 and June 2010 Note of $25,000 plus accrued interest of $1,371. The shares are valued at $34,315 (see Note 8).

In August 2011, the Company issued 533,553 shares of common stock for payment of legal fees.  The shares are valued at $34,681, the fair value at date of issuance.

In October 2011, the Company issued 400,000 shares of common stock for deferred offering costs.  The shares are valued at $20,000, the fair value at date of issuance.

In November 2011, the Company issued 1,040,133 shares of common stock for payment of accounts payable.  The shares are valued at $31,100.

In November and December 2011, the Company issued 1,100,000 shares of common stock to Panache for partial conversion of its November 2011 Note #4 of $75,000 convertible debt.  The shares are valued at $16,369 (See Note 8).

In December 2011, the Company issued 2,517,483 shares of common stock to Genesis for partial conversion of its November 2011 Note #7 of $64,643 convertible debt.  The shares are valued at $36,000 (See Note 8).

In December 2011, the Company issued 1,736,111 shares of common stock to TCA Global for deferred offering cost. The shares are valued at $31,250.  The Company also recorded 5,208,333 common shares issuable to TCA Global for deferred offering costs.  The shares are valued at $93,750 (See Note 13).

In January 2010, the Company finalized a Securities Purchase Agreement with Tangiers Investments, LP (“Tangiers”) (See Note 13).  Pursuant to the agreement the Company issued Tangiers 92,593 shares of common stock valued at the market price of $500,000 for a one-time commitment fee.

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

In 2010, the Company issued an aggregate of 3,232,020 shares of common stock to its Chief Executive Officer pursuant to his employment agreement (see Note 13).

In 2010, the Company issued an aggregate of 538,829 shares of common stock to Asher for partial conversion of its convertible debt.  The shares are valued at $47,000.

In 2010, the Company issued an aggregate of 290,144 shares of common stock to Tangiers Capital, LLC for partial conversion of its convertible debt.  The shares are valued at $18,750.

Incentive Stock and Award Plan

On May 9, 2011, the Company’s Board of Directors approved, authorized and adopted the 2011 Incentive Stock and Award Plan (the “Plan”).  Subject to adjustment for mergers, reorganizations, consolidation, recapitalization, stock dividend or other change in corporate structure, a total of 5,000,000 shares of common stock, par value $0.001 per share is subject to the Plan.  Under the Plan, the Company may grant non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.  Subject to a tax exception, if any Option or Restricted Stock expires or is canceled prior to its exercise or vesting in full, the shares of common stock issuable under the Option or Restricted Stock may be issuable pursuant to future Options or Restricted Stock under the Plan.

On August 26, 2011, the Company granted 533,553 shares of common stock under the Plan valued at $34,681, the fair value at date of grant, to its attorney.  As of December 31, 2011, there are 4,466,447 shares available for issuance under the Plan. No options have been granted under the plan.

[12] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs.  At December 31, 2011 and 2010, $323,086 and $317,601, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.25% at December 31, 2011 and 2010, respectively.  No terms for repayment have been established.  As a result, the amount is classified as a Current Liability.

In the years ended December 31, 2011 and 2010, the Company issued an aggregate of 1,988,054 and 3,232,020 shares of common stock and 51 shares of Series A preferred stock to its CEO, in accordance with his employment agreement (See Note 13), respectively.  The common shares were valued at $23,558 and $70,833 the amount of unpaid compensation owed the CEO, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

[13] Commitment and Contingencies

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

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”), which primarily retains the term and compensation of the original agreement.  The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock.  In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company.  Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through March 31, 2012, he would reduce his Base Salary to $100,000.

Operating Leases - The Company leases certain office and manufacturing facilities and equipment.  The Company’s office and manufacturing facilities are currently leased on a month to month basis at $1,800 per month.  The equipment lease agreements were non-cancelable and expired at various dates through 2011.  All these leases are classified as operating leases.  Effective January 2012, the monthly lease for office and manufacturing was revised to $1,100 per month (November and December 2011 monthly rent was waived as part of new agreement).

Rent expense for the Company’s operating leases for the years ended December 31, 2011 and 2010 was approximately $18,000 and $22,000, respectively.

Acquisition - The Company entered into an Asset Purchase Agreement with Mario Panelli & C. s.a.s. (the “Seller”), an Italian distributor of high-end jewelry, and Mario Panelli and Mogni Viviana, wherein the Company agreed to purchase the inventory of the Seller.  The Company agreed to pay the Seller an amount equal to 100% of the book value of the Seller’s inventory as determined in accordance with U.S. generally accepted accounting principles.  The closing date has been extended pending the Company obtaining adequate financing to complete the transaction.

Equity Financing Agreement - In January 2010, the Company finalized a securities purchase agreement with Tangiers Investors, LP (“Tangiers”), pursuant to which at its discretion the Company can periodically sell to Tangiers shares of common stock up to a maximum purchase of $25,000,000.  The selling price will be 88% of the lowest volume weighted average price, as defined in the agreement, for the five days immediately following the notice of sale date. In addition, the Company issued Tangiers 92,593 shares of common stock valued at $500,000 for a one-time commitment fee which is recorded as deferred offering costs.  Effective, June 22, 2010, the Company terminated the securities purchase agreement with Tangiers and recorded an expense of $535,160 as share-based financing costs which included the $500,000 commitment fee and $35,160 of professional fees related to a registration statement for common shares to be issued pursuant to the agreement, which was also terminated.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Consulting Agreement - The Company entered into an agreement for business development services with a consultant.  Pursuant to the agreement, the Company issued 375,000 shares of Company common stock for the services, which primarily were rendered in the first quarter of 2010.  The shares, which were issued in April 2010, are valued at the market price of $180,000.

Committed Equity Facility Agreement - In November 2011, the Company entered into a committed equity facility agreement with TCA Global to issue and sell from time to time up to $2,500,000 of the Company’s common stock at 95% of the market price to TCA Global, as defined in the agreement.  The Company incurred a non-refundable facility fee of $125,000 (5%) payable in shares of the Company’s common stock which was recorded as deferred offering cost. The fee is to be paid in four quarterly installments.  The first installment was paid at the execution of the agreement.  The Company issued 1,736,111 shares of common stock valued at $31,250 for the first installment.  The Company also recorded common stock issuable for the remaining three installments in the amount of 5,208,333 common shares valued at $93,750.  The number of shares of common stock issuable will be adjusted based on the future market value of the common stock, as defined in the agreement.

Litigation - The Company is currently a defendant in a litigation filed by Moti Ganz USA, Ltd., as plaintiff, involving the return of a piece of jewelry valued at approximately $12,000.  The Company is currently finalizing negotiations to have the jewelry returned.

The Company is currently a plaintiff in a litigation filed against Macau Consultants and Advisory Services, Inc., Diamond International, Inc., Stanley Larson, Merlin Larson, Dennis Atkins, Paul Crawford, et al, as defendants.  The litigation involves the sale of Diamond International, Inc. to Macau Consultants and Advisory Services, Inc. for a purchase price of $135,000.  To date, only $65,000 has been paid and $70,000 remains outstanding.

Other than the matters described above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

[14] Subsequent Events

In January 2012, the Company issued 1,985,955 shares of common stock for conversion of debt. The shares are valued at $19,304 per the terms of the various convertible debt agreements.

In February 2012, the Company issued 7,238,901 shares of common stock for conversion of debt. The shares are valued at $50,164 per the terms of the various convertible debt agreements.

In March 2012, the Company issued 8,523,372 shares of common stock for conversion of debt.  The shares are valued at $66,237 pre the terms of the various convertible debt agreements.