Form 10-Q
period 2012-03-31
Bergio International, Inc.
filed 2012-05-14
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 11, 2012, there were 67,185,224 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BERGIO INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

BERGIO INTERNATIONAL ,INC.
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(UNAUDITED)

Assets:

Current Assets:
Cash	$18,252	$128,238
Accounts Receivable - Net	383,572	385,642
Inventory	1,674,659	1,529,394
Prepaid Expenses	26,433	14,863
Other Receivable - Net	-	65,000
Deferred Financing Costs	42,417	60,689

Total Current Assets	2,145,333	2,183,826

Property and Equipment - Net	109,867	104,597

Other Assets:
Deferred Offering Costs	175,000	175,000
Investment in Unconsolidated Affiliate	5,828	5,000

Total Other Assets	180,828	180,000

Total Assets	$2,436,028	$2,468,423

Liabilities and Stockholders' Equity:

Current Liabilities:
Accounts Payable and Accrued Liabilities	$210,402	$119,231
Bank Lines of Credit - Net	122,498	104,326
Convertible Debt, Net	359,357	364,551
Current Maturities of Notes Payable	25,477	20,591
Advances from Stockholder - Net	221,244	323,086
Derivative Liability	310,230	282,584
Total Current Liabilities	1,249,208	1,214,369

Long Term Liabilities:
Notes Payable	22,865	31,035

Commitments and Contingencies	-	-

Total Liabilities	1,272,073	1,245,404

Stockholders' Equity
Series A Preferred Stock - $.001 Par Value, 51 Shares
Authorized, 51 and 51 Shares Issued and Outstanding (See Note 11)	-	-
Common Stock, $0.001 Par Value; 200,000,000 Shares Authorized,
60,501,390 and 41,302,182 Issued and Outstanding	60,501	41,302
Additional Paid-In Capital	4,669,571	4,526,165
Accumulated Deficit	(3,566,117)	(3,344,448)
Total Stockholders' Equity	1,163,955	1,223,019

Total Liabilities and Stockholders' Equity	$2,436,028	$2,468,423

See notes to financial statements.

BERGIO INTERNATIONAL ,INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Sales - Net	$329,947	$270,551

Cost of Sales	135,660	181,053

Gross Profit	194,287	89,498

Selling Expenses	38,528	67,604

General and Administrative Expenses
Other	188,210	180,819
Total General and Administrative Expenses	188,210	180,819

Total Operating Expenses	226,738	248,423

Loss from Operations	(32,451)	(158,925)

Other Income (Expense)
Interest Income	828	-
Interest Expense	(16,717)	(17,155)
Derivative Expense	(28,797)	-
Amortization of Debt Discount	(130,038)	(16,150)
Change in Fair Value of Derivative	6,278	14,400
Amortization of Deferred Financing Costs	(20,772)	-
Total Other Income (Expense)	(189,218)	(18,905)

Net loss	$(221,669)	$(177,830)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding
Basic and Diluted	281,484,658	11,773,586

See notes to financial statements.

BERGIO INTERNATIONAL ,INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Operating Activities
Net loss	$(221,669)	$(177,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	5,370	12,242
Allowance for Doubtful Accounts		-
Amortization of Debt Discount and Debt Issue Costs	150,810	16,150
Derivative Expense	28,797
Change in fair value of derivative liabilities	(6,278)	(14,400)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	2,070	54,901
Inventory	(145,265)	115,009
Prepaid Expenses	(11,570)	(18,164)
Other Receivable	65,000
Increase (decrease) in:	-
Accounts Payable and Accrued Liabilities	91,171	(132,393)
Net Cash Used In Operating Activities	(41,564)	(144,485)

Investing Activities:
Capital Expenditures	(10,640)	(8,617)
Proceeds From subsidiary	(828)	-
Proceeds from Sale of Subsidiary	-	37,500
Net Used In Investing Activities	(11,468)	28,883

Financing Activities:
Increase (Decrease) in Cash Overdraft		72,776
Advances of Bank Lines of Credit - Net	18,172	2,606
Proceeds from Convertible Debt	32,500	-
Repayments of Note Payable	(3,284)	(8,743)
Advances from Stockholder - Net	(101,842)	50,015
Repayments of Capital Leases		(5,314)
Deferred Offering Costs	(2,500)	-
Net Cash Provided By Financing Activities	(56,954)	111,340

Net change in Cash	(109,986)	(4,262)

Cash - Beginning of Periods	128,238	4,262

Cash - End of Periods	$18,252	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$11,000
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt Discount from Fair Value of Imbedded Derivative	$32,500	$12,478
Conversion of Convertible Debt and Accrued Interest for Common Stock	$135,232	$-
Issuance of Common Stock for Accrued Payroll - Related Party	$-	$23,558
Issuance of Common Stock for Convertible Debt and Accrued Interest	$-	$56,644
Reclassification of Derivative Liability to Additional Paid in Capital	$27,373	$-
Issuance of Convertible Note for Settlement Agreement	$-	$25,000

See notes to financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

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

Basis of Presentation - The accompanying unaudited interim financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011.  The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition - Revenue is recognized upon the shipment of products to customers with the price to the buyer being fixed and determinable and collectability reasonably assured

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at March 31, 2012 and December 31, 2011.

Accounts Receivable - Accounts receivable is generated from sales of fine jewelry to retail outlets throughout the United States. At March 31, 2012 and December 31, 2011, accounts receivable were substantially comprised of balances due from retailers.

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of March 31, 2012 and December 31, 2011 an allowance for doubtful accounts of $47,939 and $47,939 respectively has been provided.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Inventories - Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company places its cash with high credit quality financial institutions.  The Company, from time to time, maintains balances in financial institutions beyond the insured amounts.  At March 31, 2012 and December 31, 2011, the Company had no cash balances beyond the federally insured amounts.

Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which the Company’s services are provided, as well as their dispersion across many different geographical areas.  As is characteristic of the Company’s business and of the jewelry industry generally, the Company extends its customers seasonal credit terms.  The carrying amount of receivables approximates fair value. The Company routinely assesses the financial strength of its customers and believes its credit risk exposure on accounts receivable is limited. Based on management’s review of accounts receivable, an allowance for doubtful accounts has been recorded for the three months ended March 31, 2012 and 2011. The Company does not require collateral to support these financial instruments.

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

MARCH 31, 2012

(UNAUDITED)

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of March 31, 2012 the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of the Company’s convertible debt is measured on a recurring basis (see Note 7).

The following table presents fair value measurements for major categories of the Company’s financial liabilities measured at fair value on a recurring basis:

	March 31, 2012				December 31, 2011

	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Convertible Debt	$-	359,357	-	359,357	$-	364,551	-	364,551

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, in which the Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At March 31, 2012 and December 31, 2011, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

Advertising and Promotional Costs - Advertising and promotional costs are expensed as incurred and are recorded as part of Selling Expenses in the Statement of Operations.  The total cost for the years ended March 31, 2012 and 2011, was approximately $38,361 and $18,564, respectively.

During the year, the Company prepays costs associated with trade shows which are recorded as Prepaid Expenses in the Balance Sheet and are charged to the Statement of Operations upon the trade shows being conducted. For the three months ended March 31, 2012 and December 31, 2011, approximately $638 and $27,000, respectively, of trade show expenses have been recorded.

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

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2012 through the issuance of the accompanying financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

[4] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	March 31,	December 31,
	2012	2011

Selling Equipment	$ 8,354	$ 8,354
Office and Equipment	365,662	355,027
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total - At Cost	400,284	389,646
Less: Accumulated Depreciation and Amortization	289,417	285,049

Property and Equipment - Net	$ 109,867	$ 104,597

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was approximately $5,370 and $12,242, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

[5] Notes Payable

	March 31,	December 31,
	2012	2011

Notes payable due in equal monthly installments, monthly payments of $2,500 and one payment on June 30, 2011 equal to the outstanding balance; interest rate of 7.60%. The notes are collateralized by the assets of the Company. (1)	$-	$91,517

Notes payable due in equal monthly installments, over 60 months, Maturing through April 2014 at interest rates of 10.52%. The notes are collateralized by specific assets of the Company.	48,342	51,626

Total	48,342	51,626
Less: Current Maturities Included in Current Liabilities	25,477	20,591

Total Long-Term Portion of Debt	$22,865	$31,035

(1) Terms are per the Post Judgment Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgment, less credits for payment made through the date of default. The note payable was paid off in November 2011 through an assignment of a convertible debt agreement with Panache Capital, LLC.

[6] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	March 31,	December 31,
	2012	2011
Credit line of $75,000 as of December 16, 2011, due June 1, 2012. Monthly payments of accrued unpaid interest due beginning February 1, 2012. Principal plus all accrued unpaid interest due on June 1, 2012. Interest rate is bank’s prime rate plus 1.75%, minimum of 5.75%. Collateralized by the assets of the company.	$20,500	$--

Various unsecured Credit Cards of $161,000, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At March 31, 2012 and December 31, 201, the interest rates ranged from 3.99% to 8.75%.	101,998	104,326

Total	122,498	104,326

Less: Current maturities included in current liabilities	122,498	104,326

Total Long-Term Portion	$--	$--

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

(1) Terms are per the Post Judgment Payment and Forbearance Agreement dated October 9, 2009 between the company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgment, less credits for payment made through the date of default. The credit line was paid off in November 2011 through an assignment and convertible debt agreement with Asher Enterprises, Inc.

[7] Convertible Debt

Asher

In February 13, 2012, the Company issued an 8% convertible note (the “February 2012 Note”) in the amount of $32,500 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on January 12, 2013 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

In July 2011, the Company issued an 8% convertible note (the “July 2011 Note”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on April 18, 2012 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  During the three months ended March 31, 2012, the convertible note and $1,300 of accrued interest were converted into 4,551,780 shares of common stock.

In August 2011, the Company issued an 8% convertible note (the “August 2011 Note”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on May 29, 2012 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60.0% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the three months ended March 31, 2012, the convertible note and $1,300 of accrued interest were converted into 4,909,787 shares of common stock.

In September 2011, the Company issued an 8% convertible note (the “September 2011 Note”) in the amount of $37,500 to Asher.  The principal and accrued interest is payable on June 28, 2012 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

In November 2011, the Company issued an 8% convertible note (the “November 2011 Note #2”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on September 5, 2012 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 61% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

In November 2011, the Company settled the note in full through an exchange agreement with Genesis Capital Management, LLC. (see below).

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

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note #4”) in the amount of $75,000 to Panache in consideration for payment of a note payable (See Note 5).  The principal and accrued interest is payable on November 16, 2012 or such earlier date as defined in the agreement.  The note is convertible by Panache at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  In November and December 2011, $16,369 of principal was converted into 1,100,000 shares of common stock. During the three months ended March 31, 2012, $41,589 of principal was converted into 5,475,000 shares of common stock.

Caesar

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #5”) in the amount of $31,000 to Caesar Capital Group, LLC (“Caesar”).  The principal and accrued interest is payable on August 11, 2012 or such earlier date as defined in the agreement.  The note is convertible by Caesar at any time after the six month anniversary of the issue date with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 35% of the lesser of closing bid price one day prior to conversion or the average of the five trading days one day prior to conversion.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

TCA Global

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #6”) in the amount of $200,000 to TCA Global Credit Master Fund, LP (“TCA Global”). The principal and accrued interest is payable on December 22, 2012 or such earlier date as defined in the agreement. The note is convertible by TCA Global at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 95% of the average of the five lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

Genesis

In November 2011, the Company issued an 8% convertible note (the “November 2011 Note #7”) in the amount of $64,643 through an exchange agreement with Genesis Capital Management, LLC (“Genesis”). The new note settled in full the note with Strategic in the principal amount of $50,000 plus accrued interest of $3,869. In addition, the Company incurred finance costs of $10,774.The principal and accrued interest is payable on November 30, 2012 or such earlier date as defined in the agreement. The note is convertible by Genesis at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. In December 2011, $36,000 of principal was converted into 2,517,483 shares of common stock.  During the three months ended March 31, 2012, $28,643 of principal was converted into 4,262,641 shares of common stock.

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note #8”) in the amount of $60,000 to Genesis.  The principal and accrued interest is payable on June 1, 2012 or such earlier date as defined in the agreement.  The note is convertible by Genesis at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair values upon issuance of the January 2011 Note of $12,478, April 2011 Note of $32,704, May 2011 Note of $16,570, July 2011 Note of $30,962, August 2011 Note of $32,500, September 2011 Note of $21,507, November 2011 Note of $28,344, November 2011 Note #2 of $32,500, November 2011 Note #3 of $12,488, November 2011 Note #4 of $18,731, November 2011 Note #5 of $31,000, November 2011 Note #6 of $22,982, November 2011 Note #7 of $64,643 November 2011 Note #8 of $34,028, and February 13, 2012 Note #9 of $61,297 were recorded as a derivative liability and a discount to the convertible debt. Amortization of debt discount amounted to $130,038 and $16,150 for the three months ended March 31, 2012, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. For the three months ended March 31, 2012, the Company recorded an unrealized gain from the change in the fair value of the derivative liability of $6,278 and $14,400, respectively.  Convertible debt as of March 31, 2012 ($460,542) and December 31, 2011 ($563,274), is shown net of debt discount in the amount of $101,185 and $198,723, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

The Black-Scholes model was valued with the following inputs:

•

Stock Price - The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.01 to $0.02 in the period 1-01-2012 through 3-31-12.

•

Variable Conversion Price - The variable conversion price was based on: (i) 80% of the lowest Stock Price out of the last 10 trading days prior to the Valuation Date (Tangiers); (ii) 62.5%, 61% and 60% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher); (iii) 80% of the 5 day average Stock Price for the last 5 trading days prior to Valuation Date (Strategic); (iv) 35% of the lesser of Stock Price 1 day prior to conversion or the average of the 5 trading days 1 day prior to Valuation Date (Caesar); (v) 65% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Panache) and (Genesis) and (vi) 95% of the average of the 5 lowest Stock Price during the 10 trading days ending 1 day prior to the Valuation Date (TCA Global) ,(vii) 60% of the average of the 10 lowest Stock Price during the 10 trading days ending 1 day prior to the Valuation Date (Asher).

•

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 12 months to 0 months in the period 1-01-2012 through 3-31-12.

•

Risk Free Rate - The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.10% to 1.20% in the period 1-01-2012 through 3-31-12.

•

Volatility - The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies ranged from 42% to94% in the period from January 1, 2012 through March 31, 2012.

[8] Equipment Held Under Capital Leases

The Company’s equipment held under the capital lease obligations as of March 31, 2012 and December 31, 2011 is summarized as follows:

	March 31,	December 31,
	2012	2011
Showroom Equipment	$40,000	$40,000
Less: Accumulated Amortization	34,649	32,667

Equipment Held under Capitalized Lease Obligations - Net	$5,351	$7,333

Amortization related to the equipment held under capital leases is calculated using the straight-line method over the five year useful lives of the assets.  For the three months ended March 31, 2012 and 2011, amortization was approximately $1,983 and $2,000, respectively.

The capital lease obligation was paid in full during 2011.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

[9] Stockholders’ Equity

In March 2012, the Company issued an aggregate of 4,909,787 shares of common stock to Asher for conversion of its convertible debt.  The shares are valued at $32,500.

In January and February 2012, the Company issued an aggregate of 4,551,780 shares of common stock to Asher for conversion of its convertible debt.  The shares are valued at $32,500.

The Company is authorized to issue 200,000,000 shares of common stock, par value $.001 per share and 51 shares of preferred stock, par value $.001 per share. At March 31, 2012 and 2011, there were 60,501,390 and 41,302,182 common shares issued and outstanding, respectively. In October 2009, the Company affected a 12 for 1 forward split of its common stock. Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been retroactively adjusted to reflect such stock splits. Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock, par value $0.001 to its CEO (see Note 10).  The Series A Preferred Stock pays no dividends and has no conversion rights. Each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company.

In March 2011, the Company issued an aggregate of 1,988,054 shares of common stock valued at $23,558 to its Chief Executive Officer pursuant to his employment agreement (see Note 10).

During fiscal 2011, the Company issued an aggregate of 13,511,848 shares of common stock to Asher for conversion of its convertible debt and accrued interest as follows: February 2010 Note remaining debt of $3,000, March 2010 Note of $30,000 and accrued interest of $3,200, April 2010 Note of $40,000 and accrued interest of $3,121, May 2010 Note of $40,000 and accrued interest of $2,849, April 2011 Note of $50,000 and accrued interest of $2,000 and November 2011 Note of $39,522.  The shares are valued at $213,692 (see Note 7).

In February, March and April 2011, the Company issued an aggregate of 2,107,093 shares of common stock to Tangiers for full conversion of its convertible debt and accrued interest. The notes and accrued interest were November 2009 Note remaining debt of $6,250 plus accrued interest of $1,694 and June 2010 Note of $25,000 plus accrued interest of $1,371. The shares are valued at $34,315 (see Note 7).

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

In November and December 2011, the Company issued 1,100,000 shares of common stock to Panache for partial conversion of its November 2011 Note #4 of $75,000 convertible debt.  The shares are valued at $16,369 (See Note 7).

In December 2011, the Company issued 2,517,483 shares of common stock to Genesis for partial conversion of its November 2011 Note #7 of $64,643 convertible debt. The shares are valued at $36,000 (See Note 7).

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

In December 2011, the Company issued 1,736,111 shares of common stock to TCA Global for deferred offering cost. The shares are valued at $31,250. The Company also recorded 5,208,333 common shares issuable to TCA Global for deferred offering costs. The shares are valued at $93,750 (See Note 11).

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

[10] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At March 31, 2012 and 2011, $221,244 and $323,086, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.94% and 3.25%3.94% at March 31, 2012 and 2011, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

In the years ended December 31, 2011 and 2010, the Company issued an aggregate of 1,988,054 and 3,232,020 shares of common stock to its Chief Executive Officer (“CEO”), in accordance with his employment agreement (See Note 11), respectively. The shares are valued at $23,558 and $70,833 the amount of unpaid compensation owed the CEO, respectively.

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

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through March 31, 2012, he would reduce his Base Compensation to $100,000.

Operating Leases - The Company leases certain office and manufacturing facilities and equipment. The Company’s office and manufacturing facilities are currently leased on a month to month basis at $1,800 per month. The equipment lease agreements are non-cancelable and expire at various dates through 2011. All these leases are classified as operating leases.

Rent expense for the Company’s operating leases for the three months ended March 31, 2012 and 2011, was approximately $3,300 and $6,000, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

The Company is currently a plaintiff in a litigation filed against Macau Consultants and Advisory Services, Inc., Diamond International, Inc., Stanley Larson, Merlin Larson, Dennis Atkins, Paul Crawford, et al, as defendants.  The litigation involves the sale of Diamond International, Inc. to Macau Consultants and Advisory Services, Inc. for a purchase price of $225,000.  To date, $152,500 has been paid and $72,500 remains outstanding.

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

[12] Subsequent Events

In April 2012, the Company issued 9,103,562 shares of common stock for conversion of debt. The shares are valued at $35,655 pursuant to the terms of the various convertible debt agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by the Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

We concentrate our business on boutique, upscale jewelry stores.  We currently sell our jewelry to approximately 50 independent jewelry retailers across the United States and have spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995.  Our products consist of a wide range of unique styles and designs made from precious metals such as, gold, platinum, and Karat gold, as well as diamonds and other precious stones.  We have approximately 50 to 75 product styles in our inventory, with prices ranging from $400 to $200,000.  We have manufacturing control over our line as a result of having a manufacturing facility in New Jersey as well as subcontracts with facilities in Italy.

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

Results of Operations

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following income and operating expenses tables summarize selected items from the statement of operations for the three months ended March 31, 2012, compared to the year ended December 31, 2011.

Income

	Three Months ended March 31,		Increase/
	2012	2011	(Decrease)

Sales - Net	$329,947	$270,551	22%

Cost of Sales	135,660	181,053	(25)%

Gross Profit	$194,284	$89,498	117%

Gross Profit as a Percentage of Revenue	59%	33%	(--)%

Sales

Net sales for the three months ended March 31, 2012, were $329,947, compared to $270,551 for the three months ended March 31, 2011. This resulted in an increase of approximately $59,396 or 22% from the comparable period.  The increase in sales is primarily a result of our efforts to introduce new products and to expand our customer base outside the United States and into Europe and Asia.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2012, was $135,660, a decrease of approximately $45,393, or 25%, from $181,053 for the three months ended March 31, 2011.  The decrease in cost of sales relative to sales is primarily due to selling old inventory at a higher margin because of the increase of the price of metals and diamonds.

Gross Profit

During the three months ended March 31, 2012, our gross profit as a percentage of sales was 59%, compared to a gross profit as a percentage of sales of 33% for the three months ended March 31, 2012.  This increase in gross profit percentage during was primarily attributable to selling old Inventory as described above.

Operating Expenses

	Three Months Ended March 31,		Increase/
	2012	2011	(Decrease)

Selling Expenses	$38,528	$67,604	(43%)

Total General and Administrative Expenses	188,210	180,819	4%

Total Operating Expenses	$226,738	$248,423	(9)%

Other Income (Expense)	$(189,218)	$(18,905)	901%

Net Loss	$(221,669)	$(177,830)	25%

Selling Expenses

Total selling expenses were $38,528 for the three months ended March 31, 2012, which was approximately a $29,076 or 43% decrease from $67,604 for the three months ended March 31, 2012.  Selling expenses include advertising, trade show expenses, travel and selling commissions.  The decrease in selling expenses during the three months ended March 31, 2012, is a result on cutting back on advertisement for the first quarter due to the volatility of the economy.

General and Administrative Expenses

General and administrative expenses were $188,210 for the three months ended March 31, 2012, versus $180,819 for the three months ended March 31, 2011, an increase of approximately $7,391 or 4%.  The increase in general and administrative expenses primarily results from a decrease in share-based services of $242,900, offset by increases in payroll costs and professional fees, incurred in the implementation our expansion plans and in our efforts to raise capital.

Loss from Operations

During the three months ended March 31, 2012, we had a loss from operations totaling $32,451, which was a decrease of approximately $126,474 (80%) from the loss of $158,925 for the three months ended March 31, 2011.  As discussed above, reductions in our cost of sales and selling expenses and the increase in revenues was the primary reason for the significant decrease in our operating loss.

Other Income (Expense)

Other income (Expense) in the three months ended March 31, 2012, is comprised primarily of the fair value change in our derivative of $6,278, net interest expense of $15,889, amortization of debt discount of $130,038, and amortization of deferred financing costs of $20,772.  Other income (Expense) in the three months ended March 31, 2011, is comprised primarily of the fair value change in our derivative of $14,400, interest expense of $17,155, and amortization of debt discount of $16,150.

Net Loss

We incurred a net loss of $221,669 for the three months ended March 31, 2012, compared to a net loss of $177,830 for the three months ended March 31, 2011.  This represented an increase in our net loss of approximately $43,839 (25%) from the comparable period, attributable to the various factors.  The increase in net loss is primarily attributable to our increase in amortization of debt discount from March 31, 2011, to March 31 2012, of approximately $114,000 and an increase in amortization of deferred financing cost of approximately $21,000.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2012, compared to March 31, 2011.

	March 31,		Increase/
	2012	2011	(Decrease)

Current Assets	$2,145,333	$2,183,826	$ (-38,493)

Current Liabilities	$1,249,208	$1,214,369	$34,839

Working Capital	$896,125	$969,457	$(73,332)

At March 31, 2012, we had cash of $18,252, compared to a cash balance of $128,238 at December 31, 2011, a decrease of $109,986.  Over the next twelve months we believe that our existing capital combined with available borrowing under our bank line of credit and anticipated cash flow from operations will be sufficient to sustain our current operations.  Additionally, our major stockholder has agreed to continue, at time to time as needed, to advance funds under similar terms as his current advances.  It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital decreased by 3% as of March 31, 2012, as discussed below.

Accounts receivable at March 31, 2012 and December 31, 2011, was $383,572 and $385,642, respectively, representing a decrease of $2,070 or 1%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.  The decrease in accounts receivable is primarily attributable to our increased collection efforts.

Inventory at March 31, 2012 and December 31, 2011, was $1,674,659 and $1,529,394, respectively.  Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued expenses at March 31, 2012, were $210,402, compared to $119,231 at December 31, 2011, which represents a 76% increase.  This increase is attributed to the purchasing of raw material for production for our upcoming Vegas JCK show.

Advances from our major stockholder at March 31, 2012, were $221,244, compared to $323,086 at December 31, 2011.  The decrease is a result of additional repayments in 2012.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of March 31, 2012, we had one outstanding term loan.  The term loan, with Leaf Financial Corp., which is payable in monthly installments and matures in April 2014, had an original balance of $100,000.  The note bears an annual interest rate of 10.52% and as of March 31, 2012, there was an outstanding balance of $47,768.  The note is collateralized by our assets.  We also had a $300,000 term loan with JPMorgan Chase, which had an outstanding balance of $72,371 and was paid in the fourth quarter of 2011, through an assignment and convertible debenture agreement with Panache Capital, LLC, as discussed below.

In December 2011, we entered into a $75,000 bank line of credit agreement with Columbia Bank.  Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%.  The credit line has not been utilized in 2012.  The line is collateralized by our assets as well as a personal guarantee by the Company’s Chief Executive Officer, Berge Abajian.  We had a bank line of credit of $55,000 with JPMorgan Chase Bank, which had an outstanding balance of $36,971 and was paid in the fourth quarter of 2011, through an assignment and convertible debenture agreement with Asher Enterprises, Inc. (“Asher”), as discussed below.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principle and as of March 31, 2012, have interest rates ranging from 3.99% to 8.75%.  As of March 31, 2012, we have outstanding balances related to these obligations of $74,730.

Convertible Debt

We have convertible debt notes maturing in various months during 2012, with the latest maturity of December 31, 2012.  The notes interest rates range from 8% to 12%.  The conversion feature is accounted for as an embedded derivative carried on our balance sheet at fair value and any unrealized change in fair value is a component on our statement of operations.  The embedded derivative is valued using the Black-Scholes pricing model.  At March 31, 2012 convertible debt of $460,542 is shown net of debt discount of $101,185.  For the three months ended March 31, 2012, amortization of debt discount amounted to $130,038 and unrealized gain from the change in the fair value of the derivative liability amounted to $6,278.

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

Research and Development

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

Accounts Receivable

Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $48,000 and $48,000 at March 31, 2012 and December 31, 2011, respectively.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of March 31, 2012, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of the Company’s convertible debt is measured on a recurring basis.

The following table presents fair value measurements for major categories of the Company’s financial liabilities measured at fair value on a recurring basis:

	March 31, 20121				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Convertible Debt	$--	$359,357	$--	$359,357	$--	$364,551	$--	$364,551

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently a plaintiff in a litigation filed against Macau Consultants and Advisory Services, Inc., Diamond International, Inc. Stanley Larson, Merlin Larson, Dennis Atkins, Paul Crawford, et al, as defendants, for claims of breach of contract and fraud. The litigation involves the sale of Diamond International, Inc. to Macau Consultants and Advisory Services, Inc. for a purchase price of $225,000. To date, $137,500 remains outstanding.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 3, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, February 2, February 13, and February 21, 2012 we issued 1,235,955 shares, 1,194,030 shares, 1,250,000 shares and 871,795 shares of common stock to a noteholder for conversion of its convertible debt and accrued interest in the aggregate amount of $32,500.

On March 1, March 5, March 13, March 19, and March 28, 2002 we issued 1,408,451 shares, 821,918 shares, 1,410,256 shares, 818,182 shares and 450,980 shares of common stock to a noteholder for conversion of its convertible debt and accrued interest in the aggregate amount of $32,500.

On January 9, February 6, February 21, March 6 and March 26, 2012 we issued 750,000 shares, 1,000,000 shares, 1,000,000 shares,1,375,000 shares and 1,350,000 shares of common stock to a noteholder for partial conversion of its convertible debt in the aggregate amount of $41,589.

On February 9 and March 5, 2012 we issued 1,923,076 shares and 2,339,565 shares of common stock to a noteholder for conversion of its convertible debt in the aggregate amount of $28,643.

Item 3.  Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

Not applicable.

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

BERGIO INTERNATIONAL, INC.

Date: May 14, 2012	By: /s/ Berge Abajian

Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)