Form 10-Q
period 2012-06-30
Bergio International, Inc.
filed 2012-08-14
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2012

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

As of August 9, 2012, there were 135,819,650 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BERGIO INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2012

BERGIO INTERNATIONAL ,INC.
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(UNAUDITED)
Assets:

Current Assets:
Cash	$283	$128,238
Accounts Receivable - Net	543,951	385,642
Inventory	1,664,677	1,529,394
Prepaid Expenses	-	14,863
Other Receivable - Net	-	65,000
Deferred Financing Costs	21,864	60,689

Total Current Assets	2,230,775	2,183,826

Property and Equipment - Net	112,066	104,597

Other Assets:
Deferred Offering Costs	175,000	175,000
Investment in Unconsolidated Affiliate	5,828	5,000

Total Other Assets	180,828	180,000

Total Assets	$2,523,669	$2,468,423

Liabilities and Stockholders' Equity:

Current Liabilities:
Accounts Payable and Accrued Liabilities	$200,936	$119,231
Bank Overdraft	742	-
Bank Lines of Credit - Net	187,546	104,326
Convertible Debt, Net	340,345	364,551
Current Maturities of Notes Payable	19,628	20,591
Advances from Stockholder - Net	209,721	323,086
Derivative Liability	285,600	282,584
Total Current Liabilities	1,244,518	1,214,369

Long Term Liabilities:
Notes Payable	23,680	31,035

Commitments and Contingencies	-	-

Total Liabilities	1,268,198	1,245,404

Stockholders' Equity
Series A Preferred Stock - $.001 Par Value, 51 Shares
Authorized, 51 and 51 Shares Issued and Outstanding (See Note 11)	-	-
Common Stock, $0.001 Par Value; 500,000,000 Shares Authorized,
97,446,504 and 41,302,182 Issued and Outstanding	97,446	41,302
Additional Paid-In Capital	4,714,561	4,526,165
Accumulated Deficit	(3,556,536)	(3,344,448)
Total Stockholders' Equity	1,255,471	1,223,019

Total Liabilities and Stockholders' Equity	$2,523,669	$2,468,423

The accompanying notes are integral part of these financial statements.

BERGIO INTERNATIONAL ,INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales - Net	$450,553	$364,661	$780,500	$635,212

Cost of Sales	171,002	122,290	306,662	303,343

Gross Profit	279,551	242,371	473,838	331,869

Selling Expenses	44,765	128,637	81,474	196,241

General and Administrative Expenses
Other	185,719	121,484	375,748	302,303
Total General and Administrative Expenses	185,719	121,484	375,748	302,303

Total Operating Expenses	230,484	250,121	457,222	498,544

Income/(Loss) from Operations	49,067	(7,750)	16,616	(166,675)

Other Income (Expense)
Interest Income	-	-	828	-
Interest Expense	(15,641)	(12,620)	(32,358)	(29,775)
Derivative Expense	-		(28,797)	-
Amortization of Debt Discount	(68,344)	(15,355)	(198,382)	(31,505)
Change in Fair Value of Derivative	67,552	(40,016)	73,830	(25,616)
Amortization of Deferred Financing Costs	(23,053)	-	(43,825)	-
Other Income	-	1,350	-	1,350
Total Other Income (Expense)	(39,486)	(66,641)	(228,704)	(85,546)

Income(Loss) From Operations Before Income Taxes	9,581	(74,391)	(212,088)	(252,221)

Provision for Income Taxes	-	-	-	-

Net Income/(Loss)	$9,581	$(74,391)	$(212,088)	$(252,221)

Net Income/(Loss) Per Common Share - Basic	$0.00	$(0.00)	$(0.00)	$(0.02)

Net Income/(Loss) Per Common Share - Diluted	$0.00	$(0.00)	$0.00	$(0.02)

Weighted Average Common Shares Outstanding
Basic	74,422,409	20,375,152	61,705,825	16,098,130

Weighted Average Common Shares Outstanding
Diluted	242,258,225	20,375,152	61,705,825	16,098,130

The accompanying notes are integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
Statement of Stockholders' Equity
For the Six Months Ended June 30, 2012
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance - January 1, 2010	4,308,625	$ 4,308	$ 1,675,042	$ (2,097,121)	$ (417,771)

Issuance of common stock for professional services	135,499	135	97,925	-	98,060
Issuance of common stock for related party debt and accrued interest	157,142	158	401,602	-	401,760
Issuance of common stock for cash ($30,000) and financing costs ($60,000)	125,000	125	89,875	-	90,000
Issuance of common stock for deferred offering costs	92,593	93	499,907	-	500,000
Issuance of common stock for payment of debt	1,190,249	1,190	698,809	-	699,999
Issuance of common stock for payment of accounts payable	714,473	714	246,286	-	247,000
Issuance of common stock for share liability	375,000	375	179,625	-	180,000
Issuance of common stock for accrued compensation	3,232,020	3,232	67,601	-	70,833
Issuance of common stock for debt conversion	828,973	829	64,921	-	65,750
Net loss	-	-	-	(838,999)	(838,999)

Balance - December 31, 2010	11,159,574	11,159	4,021,593	(2,936,120)	1,096,632

Issuance of common and preferred stock:
Issuance of common stock for accrued compensation	1,988,054	1,988	21,570	-	23,558
Issuance of common stock for debt conversion	19,236,424	19,237	281,139		300,376
Issuance of common stock for professional services	533,553	534	34,147	-	34,681
Issuance of common stock for payment of accounts payable	1,040,133	1,040	30,060	-	31,100
Issuance of common stock for deferred offering cost	2,136,111	2,136	49,114	-	51,250
Common stock issuable for deferred offering cost	5,208,333	5,208	88,542	-	93,750
Net loss	-	-	-	(408,328)	(408,328)

Balance - December 31, 2011	41,302,182	41,302	4,526,165	(3,344,448)	1,223,019

Issuance of common stock for debt conversion	56,144,322	56,144	171,363	-	227,507
Reclassification of derivative liability associated with convertible debt	-	-	17,033	-	17,033
Net loss, six months ended June 30, 2012	-	-	-	(212,088)	(212,088)

Balance - June 30, 2012	97,446,504	$ 97,446	$ 4,714,561	$ (3,556,536)	$ 1,255,471

The accompanying notes are integral part of these financial statements.

BERGIO INTERNATIONAL ,INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Operating Activities
Net loss	$(212,088)	$(252,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	11,003	21,514
Allowance for Doubtful Accounts	-	-
Amortization of Debt Discount and Deferred Financing Costs	242,208	31,505
Derivative Expense	28,797	-
Change in fair value of derivative liabilities	(73,830)	25,616
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(158,309)	88,806
Inventory	(135,283)	44,660
Prepaid Expenses	14,863	6,843
Other Receivable	65,000	-
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	81,705	(116,624)
Net Cash Used In Operating Activities	(135,934)	(149,901)

Investing Activities:
Capital Expenditures	(18,472)	(20,225)
Proceeds From subsidiary	(828)	-
Proceeds from Sale of Subsidiary	-	37,500
Net Provided By (Used In) Investing Activities	(19,300)	17,275

Financing Activities:
Increase (Decrease) in Cash Overdraft	742	19,173
Advances (Repayments) of Bank Lines of Credit - Net	83,220	(3,594)
Proceeds from Convertible Debt	70,000	100,000
Repayments of Note Payable	(8,318)	(19,137)
Advances from Stockholder - Net	(113,365)	43,500
Repayments of Capital Leases		(11,578)
Deferred Financing Costs	(5,000)	-
Net Cash Provided By Financing Activities	27,279	128,364

Net Change in Cash	(127,955)	(4,262)

Cash - Beginning of Periods	128,238	4,262

Cash - End of Periods	$283	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$19,000
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt Discount from Fair Value of Imbedded Derivative	$65,082	$61,752
Conversion of Convertible Debt and Accrued Interest for Common Stock	$227,507	$99,841
Issuance of Common Stock for Accrued Payroll - Related Party	$-	$23,558
Reclassification of Derivative Liability to Additional Paid in Capital	$17,033	$-
Issuance of Convertible Note for Settlement Agreement	$-	$25,000

The accompanying notes are integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

[1] Nature of Operations and Basis of Presentation

Nature of Operations - Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc. On October 21, 2009, as a result of a Share Exchange Agreement, the corporate name was changed to Bergio International, Inc. and the Company implemented a 12-for-1 forward stock split of its common shares.  Effective June 8, 2012, the Company amended its Articles of Incorporation to change the Company’s authorized capital from 200,000,000 common shares to 500,000,000 common shares of stock.  Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been adjusted to reflect such stock splits.  The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered from its corporate office in Fairfield, New Jersey. Based on the nature of operations, the Company’s sales cycle experiences significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

Basis of Presentation - The accompanying unaudited interim financial statements as of June 30, 2012, and for the three  and six months ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2012, results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six  months ended June 30, 2012 and 2011.  The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at June 30, 2012 and December 31, 2011.

Accounts Receivable - Accounts receivable is generated from sales of fine jewelry to retail outlets throughout the United States. At June 30, 2012 and December 31, 2011, accounts receivable were substantially comprised of balances due from retailers.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of June 30, 2012 and December 31, 2011, an allowance for doubtful accounts of $47,939 and $47,939 respectively has been provided.

Other Receivable - In February 2010, the Company sold all its shares in Diamond Information Institute, Inc. to an unrelated party for $225,000, and recognized a gain from the sale of $225,000. Payments due on the receivable are in arrears and the Company has initiated legal proceedings against the purchaser.  The receivable balance as of December 31, 2011 and 2010, is $137,500 and $175,000, respectively.  Subsequent to December 31, 2011, the Company received a $65,000 payment on the receivable.  Management believes the remaining balance will be collected, but due to its uncertainty, has recorded an allowance of the full amount owed of $72,500 as other expenses.

Inventories - Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions.  The Company, from time to time, maintains balances in financial institutions beyond the insured amounts.  At June 30, 2012 and December 31, 2011, the Company had no cash balances beyond the federally insured amounts.

Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which the Company’s services are provided, as well as their dispersion across many different geographical areas.  As is characteristic of the Company’s business and of the jewelry industry generally, the Company extends its customers seasonal credit terms.  The carrying amount of receivables approximates fair value. The Company routinely assesses the financial strength of its customers and believes its credit risk exposure on accounts receivable is limited. Based on management’s review of accounts receivable, an allowance for doubtful accounts has been recorded for the three months ended June 30, 2012 and 2011. The Company does not require collateral to support these financial instruments.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of June 30, 2012 the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The following are the major categories of liabilities measured at fair value on a recurring basis: as of June 30, 2012 and December 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2012				December 31, 2011

	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$-	285,600	-	285,600	$-	282,584	-	282,584

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, in which the Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At June 30, 2012 and December 31, 2011, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to pay cash for the goods or services instead of paying with or using the equity instrument.

Advertising and Promotional Costs - Advertising and promotional costs are expensed as incurred and are recorded as part of Selling Expenses in the Statement of Operations.  The total cost for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, was approximately $17,803, $48,389, $53,707 and $66,954 respectively.

During the year, the Company prepays costs associated with trade shows which are recorded as Prepaid Expenses in the Balance Sheet and are charged to the Statement of Operations upon the trade shows being conducted. For the  three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and June 30, 2011, $25,851, $26,210 and $26,489 and $26,210, respectively, of trade show expenses have been recorded.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

Basic and Diluted Loss Per Share - Basic earnings per share includes no dilution and is computed by dividing earnings  available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three months ended June 30, 2011 and for the six months ended June 30, 2012 and 2011, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive.   Equity instruments that may dilute earnings per share in the future are listed in Note 7. For the six months ended June 30, 2012 and 2011, 167,835,816 and 12,744,200 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

The following table sets forth the computation of basic earnings per share:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss) for the period	$9,581	$(74,391)	$(212,088)	$(252,221)

Weighted average number of shares outstanding	74,422,409	20,375,152	61,705,825	16,098,130

Basic earnings per share	$0.00	$(0.00)	$(0.00)	$(0.02)

The following table sets for the computation of diluted earnings per share:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income (loss) for the year	$9,581	$(74,391)	$(212,088)	$(252,221)
Add: Adjustment for interest on convertible notes	4,099	-	-	-
Add: Adjustment for amortization of debt discount	27,338	-	-	-
Add: Adjustment for amortization of debt issue costs	9,221	-	-	-

Adjusted net income (loss)	$50,239	$(74,391)	$(212,088)	$(252,221)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	74,422,409	20,375,152	61,705,825	16,098,130

Effect of dilutive securities:
Add: Weighted Average shares assumed to be issued upon conversion of convertible notes as of the date of issuance	167,835,816	-	-	-
Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	242,258,225	20,375,152	61,705,825	16,098,130

Diluted earnings(loss) per share	$0.00	$(0.00)	$(0.00)	$(0.02)

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2012 through the issuance of the accompanying financial statements.

[3] New Authoritative Accounting Guidance

On May 12, 2011, the FASB issued ASU 2011-04.  The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

[4] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	June 30,	December 31,
	2012	2011

Selling Equipment	$ 8,354	$ 8,354
Office and Equipment	373,496	355,027
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total - At Cost	408,118	389,646
Less: Accumulated Depreciation and Amortization	296,052	285,049

Property and Equipment - Net	$ 112,066	$ 104,597

Depreciation and amortization expense for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and June 30, 2011, was approximately $5,633, $9,000, $11,003 and $22,000, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

[5] Notes Payable

	June 30,	December 31,
	2012	2011

Notes payable due in equal monthly installments, monthly payments of $2,500 and one payment on June 30, 2011 equal to the outstanding balance; interest rate of 7.60%. The notes are collateralized by the assets of the Company. (1)	$-	$91,517

Notes payable due in equal monthly installments, over 60 months, maturing through April 2014 at interest rates of 10.52%. The notes are collateralized by specific assets of the Company.	43,308	51,626

Total	43,308	51,626
Less: Current Maturities Included in Current Liabilities	19,628	20,591

Total Long-Term Portion of Debt	$23,680	$31,035

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

[6] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	June 30,	December 31,
	2012	2011
Credit line of $75,000 as of December 16, 2011, due August 31, 2012. Monthly payments of accrued unpaid interest due beginning February 1, 2012. Principal plus all accrued unpaid interest due on August 31, 2012. Interest rate is bank’s prime rate plus 1.75%, minimum of 5.75%. Collateralized by the assets of the Company.	$68,000	$--

Various unsecured Credit Cards of $161,000, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At June 30, 2012 and December 31, 2011, the interest rates ranged from 3.99% to 24.90%.	119,546	104,326

Total	187,546	104,326

Less: Current maturities included in current liabilities	187,546	104,326

Total Long-Term Portion	$--	$--

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

[7] Convertible Debt

Asher

On June 7, 2012, the Company issued an 8% convertible note (the “June 7 Note”) in the amount of $37,500 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on March 11, 2013 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

On  February 13, 2012, the Company issued an 8% convertible note (the “February 2012 Note”) in the amount of $32,500 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on January 12, 2013 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

In July 2011, the Company issued an 8% convertible note (the “July 2011 Note”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on April 18, 2012 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  During the six months ended June 30, 2012, the convertible note and $1,300 of accrued interest were converted into 4,551,780 shares of common stock.

In August 2011, the Company issued an 8% convertible note (the “August 2011 Note”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on May 29, 2012 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60.0% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the six months ended June 30, 2012, the convertible note and $1,300 of accrued interest were converted into 4,909,787 shares of common stock.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

In September 2011, the Company issued an 8% convertible note (the “September 2011 Note”) in the amount of $37,500 to Asher.  The principal and accrued interest is payable on June 28, 2012 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the six months ended June 30, 2012, the convertible note and $1,500 of accrued interest were converted into 11,273,127 shares of common stock.

In November 2011, the Company issued an 8% convertible note (the “November 2011 Note #2”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on September 5, 2012 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 61% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the six months ended June 30, 2012, $6,000 of the convertible note was converted into 9,673,046 shares of common stock.

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note”) in the amount of $39,522 to Asher in consideration for payment of a line of credit with a principal balance of $36,971 plus interest of $2,551 (See Note 7).  The principal and accrued interest is payable on December 31, 2012, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after issue with conversion periods as defined in agreement.  The note is convertible into shares of the Company’s common stock at a price of 61% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  In November 2011, the November 2011 Note was converted into 2,333,134 shares of common stock.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note #4”) in the amount of $75,000 to Panache in consideration for payment of a note payable (See Note 5).  The principal and accrued interest is payable on November 16, 2012 or such earlier date as defined in the agreement.  The note is convertible by Panache at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  In November and December 2011, $16,369 of principal was converted into 1,100,000 shares of common stock. During the six months ended June 30, 2012, $53,874 of principal was converted into 10,125,000 shares of common stock.

Caesar

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #5”) in the amount of $31,000 to Caesar Capital Group, LLC (“Caesar”).  The principal and accrued interest is payable on August 11, 2012 or such earlier date as defined in the agreement.  The note is convertible by Caesar at any time after the six month anniversary of the issue date with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 35% of the lesser of closing bid price one day prior to conversion or the average of the five trading days one day prior to conversion. During the six months ended June 30, 2012, $9,990 of principal was converted into 3,996,000 shares of common stock

TCA Global

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Genesis

In November 2011, the Company issued an 8% convertible note (the “November 2011 Note #7”) in the amount of $64,643 through an exchange agreement with Genesis Capital Management, LLC (“Genesis”). The new note settled in full the note with Strategic in the principal amount of $50,000 plus accrued interest of $3,869. In addition, the Company incurred finance costs of $10,774. The principal and accrued interest is payable on November 30, 2012 or such earlier date as defined in the agreement. The note is convertible by Genesis at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. In December 2011, $36,000 of principal was converted into 2,517,483 shares of common stock.  During the six months ended June 30, 2012, $41,143 of principal was converted into 11,615,582 shares of common stock.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair values upon issuance of the January 2011 Note of $12,478, April 2011 Note of $32,704, May 2011 Note of $16,570, July 2011 Note of $30,962, August 2011 Note of $32,500, September 2011 Note of $21,507, November 2011 Note of $28,344, November 2011 Note #2 of $32,500, November 2011 Note #3 of $12,488, November 2011 Note #4 of $18,731, November 2011 Note #5 of $31,000, November 2011 Note #6 of $22,982, November 2011 Note #7 of $64,643 November 2011 Note #8 of $34,028, February 13, 2012 Note #9 of $61,297 and  June 7, 2012  Note #10 of $32,582 were recorded as a derivative liability and a discount to the convertible debt. Amortization of debt discount amounted to $198,382 and $31,505 for the  six months ended June 30, 2012 and 2011, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. For the the six months ended June 30, 2012 and 2011, the Company recorded an unrealized (loss) gain from the change in the fair value of the derivative liability of $73,830 and $(25,616), respectively.  Convertible debt as of June 30, 2012 ($405,767) and December 31, 2011 ($563,274), is shown net of debt discount in the amount of $65,422 and $198,723, respectively.

The Black-Scholes model was valued with the following inputs:

•

Stock Price - The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.01 to $0.02 in the period 1-01-2012 through 6-30-2012.

•

Variable Conversion Price - The variable conversion price was based on: (i) 80% of the lowest Stock Price out of the last 10 trading days prior to the Valuation Date (Tangiers); (ii) 62.5%, 61% and 60% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher); (iii) 80% of the 5 day average Stock Price for the last 5 trading days prior to Valuation Date (Strategic); (iv) 35% of the lesser of Stock Price 1 day prior to conversion or the average of the 5 trading days  ending 1 day prior to Valuation Date (Caesar); (v) 65% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Panache) and (Genesis), (vi) 95% of the average of the 5 lowest Stock Price during the 10 trading days ending 1 day prior to the Valuation Date (TCA Global) , and (vii) 60% of the average of the 10 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (Asher).

•

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 12 months to 0 months in the period 1-01-2012 through 6-30-12.

•

Risk Free Rate - The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.10% to 0.21% in the period 1-01-2012 through 6-30-12.

•

Volatility - The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies ranged from 42% to 94% in the period from January 1, 2012 through June 30, 2012.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

[8] Equipment Held Under Capital Leases

The Company’s equipment held under the capital lease obligations as of June 30, 2012 and December 31, 2011 is summarized as follows:

	June 30,	December 31,
	2012	2011
Showroom Equipment	$40,000	$40,000
Less: Accumulated Amortization	36,632	32,667

Equipment Held under Capitalized Lease Obligations - Net	$3,368	$7,333

Amortization related to the equipment held under capital leases is calculated using the straight-line method over the five year useful lives of the assets.  For the three months ended June 30, 2012 and 2011, and the six months ended  June 30, 2012 and 2011  amortization was approximately $2,000, $2,000, $4,000 and $4,000 respectively.

The capital lease obligation was paid in full during 2011.

[9] Stockholders’ Equity

During the six months ended June 30, 2012, the Company issued an aggregate of 30,407,740 shares of common stock to Asher for conversion of its convertible debt.  The shares are valued at $122,500.

During the six months ended June 30, 2012, the Company issued an aggregate of 11,615,582 shares of common stock to Genesis for conversion of its convertible debt.  The shares are valued at $41,143.

During the six months ended June 30, 2012, the Company issued an aggregate of 3,996,000 shares of common stock to Caesar Capital Group for conversion of its convertible debt.  The shares are valued at $9,990.

During the six months ended June 30, 2012, the Company issued an aggregate of 10,125,000 shares of common stock to Panache Capital for conversion of its convertible debt.  The shares are valued at $53,874.

The Company is authorized to issue 500,000,000 shares of common stock, par value $.001 per share and 51 shares of preferred stock, par value $.001 per share. At June 30, 2012 and December 31,  2011, there were 97,446,504 and 41,302,182 common shares issued and outstanding, respectively. In October 2009, the Company affected a 12 for 1 forward split of its common stock. Effective June 8, 2012, the Company amended its Articles of Incorporation to change the Company’s authorized capital from 200,000,000 common shares to 500,000,000 common shares of stock. Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been retroactively adjusted to reflect such stock splits. Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock, par value $0.001 to its CEO (see Note 10).  The Series A Preferred Stock pays no dividends and has no conversion rights. Each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

In March 2011, the Company issued an aggregate of 1,988,054 shares of common stock valued at $23,558 to its Chief Executive Officer pursuant to his employment agreement (see Note 10).

During the fiscal year 2011, the Company issued an aggregate of 13,511,848 shares of common stock to Asher for conversion of its convertible debt and accrued interest as follows: February 2010 Note remaining debt of $3,000, March 2010 Note of $30,000 and accrued interest of $3,200, April 2010 Note of $40,000 and accrued interest of $3,121, May 2010 Note of $40,000 and accrued interest of $2,849, April 2011 Note of $50,000 and accrued interest of $2,000 and November 2011 Note of $39,522.  The shares are valued at $213,692 (see Note 7).

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

[10] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At June 30, 2012 and December 31, 2011, $209,721 and $323,086, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.15% and 3.25% at June 30, 2012 and December 31, 2011, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

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

JUNE 30, 2012

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

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Compensation to $100,000.

Operating Leases - The Company leases certain office and manufacturing facilities and equipment. The Company’s office and manufacturing facilities are currently leased on a month to month basis at $1,800 per month. The equipment lease agreements are non-cancelable and expire at various dates through 2011. All these leases are classified as operating leases. As of January 1, 2012, the Company is on a month to month lease.

Rent expense for the Company's operating leases for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011 amounted to approximately $3,300, $5,000, $6,600 and $11,000, respectively

Acquisition - The Company entered into an Asset Purchase Agreement with Mario Panelli & C. s.a.s. (“Seller”), an Italian distributor of high-end jewelry, and Mario Panelli and Mogni Viviana (“Owners”), wherein the Company agreed to purchase the inventory of the Seller. The Company agreed to pay the Seller an amount equal to 100% of the book value of the Seller’s inventory as determined in accordance with U.S. generally accepted accounting principles. The closing date has been extended pending the Company obtaining adequate financing to complete the transaction.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Equity Financing Agreement - In January 2010, the Company finalized a securities purchase agreement with Tangiers Investors, LP (“Tangiers”) pursuant to which at its discretion the Company can periodically sell to Tangiers shares of common stock up to a maximum purchase of $25,000,000.  The selling price will be 88% of the lowest volume weighted average price, as defined in the agreement, for the five days immediately following the notice of sale date. In addition, the Company issued Tangiers 92,593 shares of common stock valued at $500,000 for a one-time commitment fee which is recorded as deferred offering costs.  Effective June 22, 2010, the Company terminated the securities purchase agreement with Tangiers and recorded an expense of $535,160 as share-based financing costs which included the $500,000 commitment fee and $35,160 of professional fees related to a registration statement for common shares to be issued pursuant to the agreement, which was also terminated.

Consulting Agreement - The Company entered into an agreement for business development services with a consultant.  Pursuant to the agreement, the Company issued 375,000 shares of Company common stock for the services, which primarily were rendered in the first quarter of 2010.  The shares, which were issued in April 2010, are valued at the market price of $180,000.

Committed Equity Facility Agreement - In November 2011, the Company entered into a committed equity facility agreement with TCA Global to issue and sell from time to time up to $2,500,000 of the Company’s common stock at 95% of the market price to TCA Global, as defined in the agreement. The Company incurred a non-refundable facility fee of $125,000 (5%) payable in shares of the Company’s common stock which was recorded as deferred offering cost. The fee is to be paid in four quarterly installments.  The Company issued 1,736,111 shares of common stock valued at $31,250 for the first installment at the date of execution of the agreement.  The Company has also recorded common stock issuable for the remaining three installments in the amount of 5,208,333 common shares valued at $93,750.

Litigation - The Company is currently a defendant in a litigation filed by Moti Ganz USA, Ltd., as plaintiff, involving the return of a piece of jewelry valued at approximately $12,000.  As of June 30, 2012 the Company finalized the negotiations and the jewelry was returned to the Company.

The Company is currently a plaintiff in a litigation filed against Macau Consultants and Advisory Services, Inc., Diamond International, Inc., Stanley Larson, Merlin Larson, Dennis Atkins, Paul Crawford, et al, as defendants.  The litigation involves the sale of Diamond International, Inc. to Macau Consultants and Advisory Services, Inc. for a purchase price of $225,000. A past due receivable balance of $137,500 was due to the Company at December 31, 2011.  Subsequent to December 31, 2011, the Company received a payment of $65,000, leaving a remaining balance of $72,500.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

[12] Subsequent Events

In July and August 2012, the Company issued 35,846,497 shares of common stock for conversion of debt. The shares are valued at $48,057 pursuant to the terms of the various convertible debt agreements.

On July 25, 2012, the Company issued a 12% convertible note (the “July 25 Note”) in the amount of $66,380 to Magna Group, LLC (“Magna”) in exchange for an account payable.  The principal and accrued interest is payable on or before March 25, 2013.   The note is convertible by Magna at any time.  The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the stock price for the three days prior to the date of conversion.  On July 30, 2012, $21,380 of principal was converted into 7,746,377 shares of common stock.

In July 25, 2012, the Company issued a 12% convertible note (the “July 25 Note”) in the amount of $26,000 to Hanover Holdings I, LLC  (“Hanover”).  The principal and accrued interest is payable on or before July 25, 2013.   The note is convertible by Hanover at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the stock price for the three days prior to the date of conversion.

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

Results of Operations

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following income and operating expenses tables summarize selected items from the statement of operations for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Income

	Three Months Ended June 30,		Increase/
	2012	2011	(Decrease)

Sales - Net	$450,553	$364,661	23.55%

Cost of Sales	$171,002	$122,290	39.83%

Gross Profit	$279,551	$242,371	15.34%

Gross Profit as a Percentage of Revenue	62.05%	66.46%	(4.41%)

Sales

Net sales for the three months ended June 30, 2012, were $450,553, compared to $364,661 for the three months ended June 30, 2011.  This resulted in an increase of $85,892 or 23.55% from the comparable period.  The increase in sales is primarily a result of our efforts to introduce new products and to expand our customer base outside the United States and into Europe and Asia.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2012, were $171,002, an increase of $48,712, or 39.83%, from $122,290 for the three months ended June 30, 2011.  The increase in cost of sales relative to sales is primarily due to selling old inventory at a higher margin because of the increase of the price of metals and diamonds.

Gross Profit

During the three months ended June 30, 2012, our gross profit as a percentage of sales was 62.05%, compared to a gross profit as a percentage of sales of 66.46% for the three months ended June 30, 2011.  This decrease in gross profit percentage during the three months ended June 30, 2012 was primarily attributable to selling old Inventory as described above.

Operating Expenses

	Three Months Ended June 30,		Increase/
	2012	2011	(Decrease)

Selling Expenses	$44,765	$128,637	(65.20%)

Total General and Administrative Expenses	$185,719	$121,484	52.88%

Total Operating Expenses	$230,484	$250,121	(7.85%)

Other Income (Expense)	$(39,486)	$(66,641)	(40.75%)

Net Income (Loss)	$9,581	$(74,391)	(112.88%)

Selling Expenses

Total selling expenses were $44,765 for the three months ended June 30, 2012, which was a $83,872 or 65.20% decrease from $128,637 for the three months ended June 30, 2011.  Selling expenses include advertising, trade show expenses, travel and selling commissions.  The decrease in selling expenses during the three months ended June 30, 2012, is a result of cutting back on advertisement for the three months ended June 30, 2012 due to the volatility of the economy.

General and Administrative Expenses

General and administrative expenses were $185,719 for the three months ended June 30, 2012, versus $121,484 for the three months ended June 30, 2011, an increase of $64,235 or 52.88%.  The reason for an increase in the general and administrative expenses was the increase in marketing and travel expenses for opening new markets.

Income (Loss) from Operations

During the three months ended June 30, 2012, we had income from operations totaling $49,067, which was an increase of $56,817 (733.12%) from the loss of ($7,750) for the three months ended June 30, 2011.  As discussed above, reductions in our selling expenses, increase in revenues as well as an increase in our gross profits let to the significant increase in profits.

Other Income (Expense)

Other Income (Expense) in the three months ended June 30, 2012, is comprised of the fair value change in our derivative of $67,552, net interest expense of $15,641, amortization of debt discount of $68,344, amortization of deferred financing costs of $23,053 and derivative expense of $0. Other Income (Expense) in the three months ended June 30, 2011, is comprised of the fair value change in our derivative of ($40,016) interest expense of $12,620 and amortization of debt discount of $15,355, and other income of $1,350.

Net Income (Loss)

We earned a net income of $9,581 for the three months ended June 30, 2012, compared to a net loss of $74,391 for the three months ended June 30, 2011.  This represented a decrease in our net loss of $83,972 or (112.88%) from the comparable period, attributable to the various factors.  The decrease in net loss is primarily attributable to our decrease in selling expenses from June 30, 2011, to June 30, 2012, of approximately $83.872.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following income and operating expense tables summarize selected items from the statement of operations for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Income

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)

Sales - Net	$780,500	$635,212	22.87%

Cost of Sales	$306,662	$303,343	1.09%

Gross Profit	$473,838	$331,869	42.78%

Gross Profit as a Percentage of Revenue	60.71%	52.25%	8.46%

Sales

Net sales for the six months ended June 30, 2012, were $780,500, compared to $635,212 for the six months ended June 30, 2011.  This resulted in an increase of approximately $145,288 or 22.87% from the comparable period.  The increase in sales is primarily a result of our efforts to introduce new products and to expand our customer base outside the United States and into Europe and Asia.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the six months ended June 30, 2012, were  $306,662, an increase of  $3,319, or 1.09%, from $303,343 for the six months ended June 30, 2011.  The increase in cost of sales relative to sales is primarily due to selling old inventory at a higher margin because of the increase of the price of metals and diamonds.

Gross Profit

During the six months ended June 30, 2012, our gross profit as a percentage of sales was 60.71%, compared to a gross profit as a percentage of sales of 52.25% for the six months ended June 30, 2011.  This increase in gross profit percentage during the six months ended June 30, 2012 was primarily attributable to selling old Inventory as described above.

Operating Expenses

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)

Selling Expenses	$81,474	$196,241	58.48%

Total General and Administrative Expenses	$375,748	$302,303	24.30%

Total Operating Expenses	$457,222	$498,544	8.29%

Other Income (Expense)	$(228,704)	$(85,546)	167.35%

Net Loss	$(212,088)	$(252,221)	15.91%

Selling Expenses

Total selling expenses were $81,474 for the six months ended June 30, 2012, which was approximately a $114,767  or (58.48)% decrease from $196,241 for the six months ended June 30, 2011.  Selling expenses include advertising, trade show expenses, travel and selling commissions.  The decrease in selling expenses during the six months ended June 30, 2012, is a result of cutting back on advertisement for the six months ended June 30, 2012  due to the volatility of the economy.

General and Administrative Expenses

General and administrative expenses were $375,748 for the six months ended June 30, 2012, versus $302,303 for the six months ended June 30, 2011, an increase of $73,445 or 24.30%. The reason for an increase in the general and administrative expenses was the increase in marketing and travel expenses for opening new markets.

Income (Loss) from Operations

During the six months ended June 30, 2012, we had income from operations totaling $16,616, which was an increase of $183,291 (109.97%) from the loss of ($166,675) for the six months ended June 30, 2011.  As discussed above, reductions in our selling expenses, increase in revenues as well as an increase in our gross profits let to the significant increase in profits.

Other Income (Expense)

Other Income (Expense) in the six months ended June 30, 2012, is comprised of the fair value change in our derivative of $73,830, net interest expense of $31,530, amortization of debt discount of $198,382, amortization of deferred financing costs of $43,825 and derivative expense of $28,797.  Other Income (Expense) in the six months ended June 30, 2011, is comprised of the fair value change in our derivative of ($25,616) interest expense of $29,775 and amortization of debt discount of $31,505, and other income of $1,350.

Net Loss

We incurred a net loss of $212,088 for the six months ended June 30, 2012, compared to a net loss of $252,221 for the six months ended June 30, 2011.  This represented a decrease in our net loss of approximately $40,133 or (15.9%) from the comparable period, attributable to the various factors.  The decrease in net loss is primarily attributable to our decrease in selling expenses from June 30, 2011, to June 30, 2012, of approximately $114,767.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2012, compared to December 31, 2011.

			Increase/
	June 30, 2012	December 31, 2011	(Decrease)

Current Assets	$2,230,775	$2,183,826	$46,949

Current Liabilities	$1,244,518	$1,214,369	$30,149

Working Capital	$986,257	$969,457	$16,800

At June 30, 2012, we had cash of $283 compared to a cash balance of $128,238 at December 31, 2011, a decrease of $127,955.  Over the next twelve months we believe that our existing capital combined with available borrowing under our bank line of credit and anticipated cash flow from operations will be sufficient to sustain our current operations.  Additionally, our major stockholder has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances.  It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital increased by 1.7% as of June 30, 2012, as discussed below.

Accounts receivable at June 30, 2012 and December 31, 2011, was $543,951 and $385,642, respectively, representing an increase of $158,309 or 41.05%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.  The increase in accounts receivable is primarily attributable to our increased sales in Russia.

Inventory at June 30, 2012 and December 31, 2011, was $1,664,677 and $1,529,394, respectively.  Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued expenses at June 30, 2012, were $200,936 compared to $119,231 at December 31, 2011, which represents a 68.53% increase.  This increase is attributed to the purchasing of raw material for production from our  Vegas JCK show orders.

Advances from our major stockholder at June 30, 2012, were $209,721, compared to $323,086 at December 31, 2011.  The decrease is a result of additional repayments in 2012.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors. As of June 30, 2012, we had one outstanding term loan. The term loan with Leaf Financial Corp., which is payable in monthly installments and matures in April 2014, had an original balance of $100,000.  The note bears an annual interest rate of 10.52% and as of June 30, 2012, there was an outstanding balance of $43,308. The note is collateralized by our assets. We also had a $300,000 term loan with JPMorgan Chase, which had an outstanding balance of $72,371 and was paid in the fourth quarter of 2011, through an assignment and convertible debenture agreement with Panache Capital, LLC, as discussed below.

In December 2011, we entered into a $75,000 bank line of credit agreement with Columbia Bank.  Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%.  The credit line has been utilized in 2012.  As of June 30, 2012, the outstanding balance is 68,000. The line is collateralized by our assets as well as a personal guarantee by the Company’s Chief Executive Officer, Berge Abajian.  We had a bank line of credit of $55,000 with JPMorgan Chase Bank, which had an outstanding balance of $36,971 and was paid in the fourth quarter of 2011, through an assignment and convertible debenture agreement with Asher Enterprises, Inc. (“Asher”), as discussed below.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principle and as of June 30, 2012, have interest rates ranging from 3.99% to 24.90%.  As of June 30, 2012, we have outstanding balances related to these obligations of $119,546.

Convertible Debt

We have convertible debt notes maturing in various months during 2012, with the latest maturity of March 11, 2013.  The notes interest rates range from 8% to 12%.  The conversion feature is accounted for as an embedded derivative carried on our balance sheet at fair value and any unrealized change in fair value is a component on our statement of operations.  The embedded derivative is valued using the Black-Scholes pricing model.  At June 30, 2012 convertible debt of $405,767 is shown net of debt discount of $65,422.  For the six months ended June 30, 2012, amortization of debt discount amounted to $198,382 and unrealized gain from the change in the fair value of the derivative liability amounted to $73,830.

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

Significant Changes in the Number of Employees

We currently have three (3) full-time employees and two (2) part-time employees.  Of our current employees, one (1) is sales and marketing personnel, two (2) are manufacturing and two (2) hold administrative and executive positions.  None of our employees are subject to any collective bargaining agreements.  We do not anticipate a significant change in the number of full time employees over the next 12 months.

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

Accounts Receivable

Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $48,000 and $48,000 at June 30, 2012 and December 31, 2011, respectively.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of June 30, 2012, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The following are the major categories of liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Liability	$--	$285,600	$--	$285,600	$--	$282,584	$--	$282,584

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

Recently Issued Accounting Standards

On May 12, 2011, the FASB issued ASU 2011-04.  The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than the matters previously disclosed, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on April 3, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2012, we have issued the following securities which were not registered under the Securities Act.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On April 5, April 16, April 27, May 8, and May 21, 2012, we issued 2,142,857 shares, 2,682,927 shares, 2,777,778 shares, 2,800,000 shares, and 869,565 shares of Common Stock to Asher Enterprises, Inc. (“Asher”) for conversion of its convertible debt in the aggregate amount of $39,000.

On April 30 and June 4, 2012, we issued 1,500,000 shares and 1,500,000 shares of common stock to Panache Capital, LLC (“Panache”) for conversion of its convertible debt in the aggregate amount of $8,710.

On June 5, 2012, we issued 7,352,941 shares of common stock to Genesis Capital Management, LLC (“Genesis”) for conversion of its convertible debt in the amount of $12,500.

On June 8, 2012, we issued 3,996,000 shares of common stock to Caesar Capital Group (“Caesar”) for conversion of its convertible debt in the amount of $33,058.74.

On June 11 and June 20, 2012, we issued 3,181,818 shares and 3,333,333 shares of common stock to Asher for conversion of its convertible debt in the aggregate amount of $14,000.

On June 21, 2012, we issued 1,650,000 shares of common stock to Panache for conversion of its convertible debt in the amount of $3,575.

On June 27, 2012, we issued 3,157,895 shares of common stock to Asher for conversion of its convertible debt in the amount of $6,000.

Item 3.  Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

We have issued the following securities which were not registered under the Securities Act.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On July 9, 2012, we issued 10,000,000 shares of common stock to Genesis for conversion of its convertible debt in the amount of $10,000.

On July 11, 2012, we issued 8,571,429 shares of common stock to Asher for conversion of its convertible debt in the amount of $12,000.

On July 25, 2012, we issued 1,500,000 shares of common stock to Asher for conversion of its convertible debt in the amount of $1,800.

On July 30, 2012, we issued 3,851,992 shares of common stock to Panache for conversion of its convertible debt in the amount of $4,757.21

On July 25, 2012, the Company issued a 12% convertible note in the amount of $66,380 to Magna Group, LLC (“Magna”) in exchange for an account payable. The principal and accrued interest is payable on or before March 25, 2013. The note is convertible by Magna at any time. The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the stock price for the three days prior to the date of conversion.  On July 30, 2012, $21,380 of principal was converted into 7,746,377 shares of common stock.

On July 30, we issued 11,923,076 shares of common stock to Genesis for conversion of its convertible debt in the amount of $15,500.

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

BERGIO INTERNATIONAL, INC.

Date: August 14, 2012	By: /s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)