Form 10-Q
period 2012-09-30
Bergio International, Inc.
filed 2012-11-13
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2012

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

As of November 8, 2012, there were 241,159,799 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BERGIO INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

BERGIO INTERNATIONAL ,INC.
BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(UNAUDITED)

Assets:

Current Assets:
Cash	$872	$128,238
Accounts Receivable - Net	646,171	385,642
Inventory	1,825,563	1,529,394
Prepaid Expenses	2,400	14,863
Other Receivable - Net	-	65,000
Deferred Financing Costs	27,937	60,689

Total Current Assets	2,502,943	2,183,826

Property and Equipment - Net	115,329	104,597

Other Assets:
Deferred Offering Costs	175,000	175,000
Investment in Unconsolidated Affiliate	5,828	5,000

Total Other Assets	180,828	180,000

Total Assets	$2,799,100	$2,468,423

Liabilities and Stockholders' Equity:

Current Liabilities:
Accounts Payable and Accrued Liabilities	$162,729	$119,231
Bank Overdraft	8,665	-
Bank Lines of Credit - Net	192,358	104,326
Convertible Debt, Net	340,289	364,551
Current Maturities of Notes Payable	38,148	20,591
Advances from Stockholder	275,657	323,086
Derivative Liability	165,587	282,584
Total Current Liabilities	1,183,433	1,214,369

Long Term Liabilities:
Notes Payable	17,992	31,035

Commitments and Contingencies	-	-

Total Liabilities	1,201,425	1,245,404

Stockholders' Equity
Series A Preferred Stock - $0.001 Par Value, 51 Shares
Authorized, 51 and 51 Shares Issued and Outstanding (See Note 11)	-	-
Common Stock, $0.001 Par Value; 500,000,000 Shares Authorized,
203,055,366 and 41,302,182 Issued and Outstanding	203,055	41,302
Additional Paid-In Capital	4,838,958	4,526,165
Accumulated Deficit	(3,444,338)	(3,344,448)
Total Stockholders' Equity	1,597,675	1,223,019

Total Liabilities and Stockholders' Equity	$2,799,100	$2,468,423

See notes to financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales - Net	$525,609	$394,562	$1,306,109	$1,029,774

Cost of Sales	107,765	363,421	414,427	666,764

Gross Profit	417,844	31,141	891,682	363,010

Selling Expenses	7,395	40,357	88,867	236,598

General and Administrative Expenses	363,880	103,780	739,628	406,083

Total Operating Expenses	371,275	144,137	828,495	642,681

Income/(Loss) from Operations	46,569	(112,996)	63,187	(279,671)

Other Income (Expense)
Interest Income	-	-	828	-
Interest Expense	(13,115)	(15,080)	(45,473)	(44,855)
Derivative Expense	-	-	(28,797)	-
Amortization of Debt Discount	(89,601)	(30,818)	(287,983)	(62,323)
Change in Fair Value of Derivative	189,028	149,550	262,858	123,934
Amortization of Deferred Financing Costs	(4,721)	-	(48,546)	-
Other Income/(Expense)	(15,964)	-	(15,964)	1,350
Total Other Income (Expense)	65,627	103,652	(163,077)	18,106

Income(Loss) From Operations Before Income Taxes	112,196	(9,344)	(99,890)	(261,565)

Provision for Income Taxes	-	-	-	-

Net Income/(Loss)	$112,196	$(9,344)	$(99,890)	$(261,565)

Net Income/(Loss) Per Common Share - Basic	$0.00	$(0.00)	$(0.00)	$(0.01)

Net Income/(Loss) Per Common Share - Diluted	$0.00	$(0.00)	$0.00	$(0.01)

Weighted Average Common Shares Outstanding
Basic	153,491,873	24,457,248	92,319,953	18,915,122

Weighted Average Common Shares Outstanding
Diluted	338,301,896	24,457,248	92,319,953	18,915,122

See notes to financial statements.

BERGIO INTERNATIONAL ,INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance - January 1, 2010	4,308,625	$4,308	$1,675,042	$(2,097,121)	$(417,771)

Issuance of common stock for professional services	135,499	135	97,925	-	98,060
Issuance of common stock for related party debt and accrued interest	157,142	158	401,602	-	401,760
Issuance of common stock for cash ($30,000) and financing costs ($60,000)	125,000	125	89,875	-	90,000
Issuance of common stock for deferred offering costs	92,593	93	499,907	-	500,000
Issuance of common stock for payment of debt	1,190,249	1,190	698,809	-	699,999
Issuance of common stock for payment of accounts payable	714,473	714	246,286	-	247,000
Issuance of common stock for share liability	375,000	375	179,625	-	180,000
Issuance of common stock for accrued compensation	3,232,020	3,232	67,601	-	70,833
Issuance of common stock for debt conversion	828,973	829	64,921	-	65,750
Net loss	-	-	-	(838,999)	(838,999)

Balance - December 31, 2010	11,159,574	11,159	4,021,593	(2,936,120)	1,096,632

Issuance of common and preferred stock:
Issuance of common stock for accrued compensation	1,988,054	1,988	21,570	-	23,558
Issuance of common stock for debt conversion	19,236,424	19,237	281,139		300,376
Issuance of common stock for professional services	533,553	534	34,147	-	34,681
Issuance of common stock for payment of accounts payable	1,040,133	1,040	30,060	-	31,100
Issuance of common stock for deferred offering cost	2,136,111	2,136	49,114	-	51,250
Common stock issuable for deferred offering cost	5,208,333	5,208	88,542	-	93,750
Net loss	-	-	-	(408,328)	(408,328)

Balance - December 31, 2011	41,302,182	41,302	4,526,165	(3,344,448)	1,223,019

Issuance of common stock for debt conversion	157,753,184	157,753	242,228	-	399,981
Issuance of common stock for professional services	4,000,000	4,000	12,000	-	16,000
Reclassification of derivative liability associated with convertible debt	-	-	58,565	-	58,565
Net loss, nine months ended September 30, 2012	-	-	-	(99,890)	(99,890)

Balance - September 30, 2012	203,055,366	$203,055	$4,838,958	$(3,444,338)	$1,597,675

See notes to financial statements.

BERGIO INTERNATIONAL ,INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Operating Activities
Net loss	$(99,890)	$(261,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	12,865	32,377
Stock Issued for Services	16,000	-
Allowance for Doubtful Accounts	-	(35,787)
Amortization of Debt Discount and Deferred Financing Costs	336,530	62,323
Derivative Expense	28,797	-
Change in Fair Value of Derivative Liabilities	(246,384)	(123,934)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(260,529)	164,023
Inventory	(296,169)	65,828
Prepaid Expenses	12,463	4,364
Other Receivable	65,000	-
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	45,577	(126,595)
Net Cash Used In Operating Activities	(385,740)	(218,966)

Investing Activities:
Capital Expenditures	(23,597)	(25,913)
Proceeds From Subsidiary	(828)	-
Proceeds from Sale of Subsidiary	-	37,500
Net Provided By (Used In) Investing Activities	(24,425)	11,587

Financing Activities:
Increase (Decrease) in Cash Overdraft	8,665	5,051
Advances (Repayments) of Bank Lines of Credit - Net	88,032	(8,961)
Proceeds from Convertible Debt	273,880	202,500
Repayments of Note Payable	(13,486)	(31,291)
Advances from Stockholder - Net	(47,429)	50,474
Repayments of Capital Leases	-	(14,656)
Deferred Financing Costs	(26,863)	-
Net Cash Provided By Financing Activities	282,799	203,117

Net Change in Cash	(127,366)	(4,262)

Cash - Beginning of Periods	128,238	4,262

Cash - End of Periods	$872	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$19,000
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt Discount from Fair Value of Imbedded Derivative	$159,155	$61,752
Conversion of Convertible Debt and Accrued Interest for Common Stock	$399,981	$99,841
Issuance of Common Stock for Accrued Payroll – Related Party	$-	$23,558
Reclassification of Derivative Liability to Additional Paid in Capital	$58,565	$-
Issuance of Convertible Note for Settlement Agreement	$-	$25,000

See notes to financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Basis of Presentation - The accompanying unaudited interim financial statements as of September  30, 2012, and for the three and nine months ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011.  The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at September 30, 2012 and December 31, 2011.

Accounts Receivable - Accounts receivable is generated from sales of fine jewelry to retail outlets throughout the United States. At September 30, 2012 and December 31, 2011, accounts receivable were substantially comprised of balances due from retailers.

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of September 30, 2012 and December 31, 2011, an allowance for doubtful accounts of $47,939 and $47,939, respectively, has been provided.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Other Receivable - In February 2010, the Company sold all its shares in Diamond Information Institute, Inc. to an unrelated party for $225,000, and recognized a gain from the sale of $225,000.  Payments due on the receivable are in arrears and the Company has initiated legal proceedings against the purchaser.  The receivable balance as of December 31, 2011 and 2010 is $137,500 and $175,000, respectively.  Subsequent to December 31, 2011, the Company received a $65,000 payment on the receivable.  Management believes the remaining balance will be collected, but due to its uncertainty, has recorded an allowance of the full amount owed of $72,500 as other expenses.

Inventories - Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions.  The Company, from time to time, maintains balances in financial institutions beyond the insured amounts.  At September 30, 2012 and December 31, 2011, the Company had no cash balances beyond the federally insured amounts.

Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which the Company’s services are provided, as well as their dispersion across many different geographical areas.  As is characteristic of the Company’s business and of the jewelry industry generally, the Company extends its customers seasonal credit terms.  The carrying amount of receivables approximates fair value. The Company routinely assesses the financial strength of its customers and believes its credit risk exposure on accounts receivable is limited. Based on management’s review of accounts receivable, an allowance for doubtful accounts has been recorded for the three months ended September 30, 2012 and 2011. The Company does not require collateral to support these financial instruments.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of September 30, 2012, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The following are the major categories of liabilities measured at fair value on a recurring basis: as of September 30, 2012 and December 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2012				December 31, 2011

	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$-	165,587	-	165,587	$-	282,584	-	282,584

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities".  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, in which the Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At September 30, 2012 and December 31, 2011, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

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

SEPTEMBER 30, 2012

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

Advertising and Promotional Costs - Advertising and promotional costs are expensed as incurred and are recorded as part of Selling Expenses in the Statement of Operations.  The total cost for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, was approximately $6,080, $25,760, $59,787 and $92,714, respectively.

During the year, the Company prepays costs associated with trade shows which are recorded as Prepaid Expenses in the Balance Sheet and are charged to the Statement of Operations upon the trade shows being conducted. For the  three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and  2011, $0, $801 and $26,489 and $27,011, respectively, of trade show expenses have been recorded.

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

Basic and Diluted Loss Per Share - Basic earnings per share includes no dilution and is computed by dividing earnings  available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three months ended September 30, 2011 and for the nine months ended September 30, 2012 and 2011, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive.   Equity instruments that may dilute earnings per share in the future are listed in Note 7. For the nine months ended September 30, 2012 and 2011, 184,810,023 shares and 5,643,819 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

The following table sets forth the computation of basic earnings per share:

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Net income (loss) for the period	$112,196	$(9,344)	$(99,890)	$(261,565)

Weighted average number of shares outstanding	153,491,873	24,457,248	92,319,953	18,915,122

Basic earnings per share	$0.00	$(0.00)	$(0.00)	$(0.01)

The following table sets for the computation of diluted earnings per share:

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Numerator:
Net income (loss) for the year	$112,196	$(9,344)	$(99,890)	$(261,565)
Add: Adjustment for interest on convertible notes	2,566	-	-	-
Add: Adjustment for amortization of debt discount	35,840	-	-	-
Add: Adjustment for amortization of debt issue costs	1,888	-	-	-

Adjusted net income (loss)	$152,491	$(9,344)	$(99,890)	$(261,565)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	153,491,873	24,457,248	92,319,953	18,915,122

Effect of dilutive securities:
Add: Weighted Average shares assumed to be issued upon conversion of convertible notes as of the date of issuance	184,810,023	-	-	-
Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	338,301,896	24,457,248	99,319,953	18,915,122

Diluted earnings(loss) per share	$0.00	$(0.00)	$(0.00)	$(0.01)

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2012 through the issuance of the accompanying financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2).  Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013.  Early adoption is permitted. The amendments in this update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

[4] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	September 30,	December 31,
	2012	2011

Selling Equipment	$ 8,354	$ 8,354
Office and Equipment	378,621	355,027
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total - At Cost	413,243	389,646
Less: Accumulated Depreciation and Amortization	297,914	285,049

Property and Equipment - Net	$ 115,329	$ 104,597

Depreciation and amortization expense for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and September 30, 2011, was approximately $1,862, $11,000, $12,865 and $32,000, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

[5] Notes Payable

	September 30,	December 31,
	2012	2011

Notes payable due in equal monthly installments, monthly payments of $2,500 and one payment on June 30, 2011 equal to the outstanding balance; interest rate of 7.60%. The notes are collateralized by the assets of the Company. (1)	$-	$91,517

Notes payable due in equal monthly installments, over 60 months, maturing through April 2014 at interest rates of 10.52%. The notes are collateralized by specific assets of the Company.	38,140	51,626

Note payable due on demand, matured June 1, 2012 at interest rate of 10%	18,000	-

Total	56,140	51,626
Less: Current Maturities Included in Current Liabilities	38,148	20,591

Total Long-Term Portion of Debt	$17,992	$31,035

(1) Terms are per the Post Judgment Payment and Forbearance Agreement, dated October 9, 2009, by and between the Company and the bank.  In the event of a default, the bank may immediately enforce its rights of collection for the full amount under the judgment, less credits for payment made through the date of default.  The note payable was paid off in November 2011 through an assignment of a convertible debt agreement with Panache Capital, LLC.

[6] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	September 30,	December 31,
	2012	2011

Credit line of $75,000 as of December 16, 2011, due on demand. Monthly payments of accrued unpaid interest due beginning February 1, 2012. Principal plus all accrued unpaid interest due on August 31, 2012. Interest rate is bank’s prime rate plus 1.75%, minimum of 5.75%. Collateralized by the assets of the Company.	$75,000	$--

Various unsecured Credit Cards of $161,000, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At September 30, 2012 and December 31, 2011, the interest rates ranged from 3.99% to 24.90%.	117,358	104,326

Total	192,358	104,326

Less: Current maturities included in current liabilities	192,358	104,326

Total Long-Term Portion	$--	$--

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

[7] Convertible Debt

Asher

On September 7, 2012, the Company issued an 8% convertible note (the “September 7 Note”) in the amount of $32,500 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on June 11, 2013 or such earlier date as defined in the agreement.  The September 7 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The September 7 Note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

On August 6, 2012, the Company issued an 8% convertible note (the “August 6 Note”) in the amount of $37,500 to Asher.  The principal and accrued interest is payable on May 8, 2013 or such earlier date as defined in the agreement.  The August 6 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The August 6 Note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

On July 10, 2012, the Company issued an 8% convertible note (the “July 10 Note”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on April 12, 2013, or such earlier date as defined in the agreement. The July 10 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The July 10 Note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

On June 7, 2012, the Company issued an 8% convertible note (the “June 7 Note”) in the amount of $37,500 to Asher.  The principal and accrued interest is payable on March 11, 2013, or such earlier date as defined in the agreement. The June 7 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The June 7 Note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

On February 13, 2012, the Company issued an 8% convertible note (the “February 2012 Note”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on January 12, 2013, or such earlier date as defined in the agreement.  The February 2012 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The February 2012 Note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the nine months ended September 30, 2012, the February 2012 Note and $1,300 of accrued interest were converted into 16,744,589 shares of common stock.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

In July 2011, the Company issued an 8% convertible note (the “July 2011 Note”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on April 18, 2012, or such earlier date as defined in the agreement. The July 2011 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The July 2011 Note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  During the nine months ended September 30, 2012, the July 2011 Note and $1,300 of accrued interest were converted into 4,551,780 shares of common stock.

In August 2011, the Company issued an 8% convertible note (the “August 2011 Note”) in the amount of $32,500 to Asher. The principal and accrued interest is payable on May 29, 2012 or such earlier date as defined in the agreement. The August 2011 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The August 2011 Note is convertible into shares of the Company’s common stock at a price of 60.0% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the nine months ended September 30, 2012, the August 2011 Note and $1,300 of accrued interest were converted into 4,909,787 shares of common stock.

In September 2011, the Company issued an 8% convertible note (the “September 2011 Note”) in the amount of $37,500 to Asher. The principal and accrued interest is payable on June 28, 2012, or such earlier date as defined in the agreement. The September 2011 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The September 2011 Note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the nine months ended September 30, 2012, the September 2011 Note and $1,500 of accrued interest were converted into 11,273,127 shares of common stock.

In November 2011, the Company issued an 8% convertible note (the “November 2011 Note #2”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on September 5, 2012, or such earlier date as defined in the agreement.  The November 2011 Note #2 is convertible by Asher at any time after issue with conversion periods as defined in agreement. The November 2011 Note #2 is convertible into shares of the Company’s common stock at a price of 61% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the nine months ended September 30, 2012, the November 2011 Note #2 and accrued interest of $1,300 was converted into 19,744,475 shares of common stock.

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note”) in the amount of $39,522 to Asher in consideration for payment of a line of credit with a principal balance of $36,971 plus interest of $2,551 (See Note 7).  The principal and accrued interest is payable on December 31, 2012, or such earlier date as defined in the agreement.  The November 2011 Note is convertible by Asher at any time after issue with conversion periods as defined in agreement. The November 2011 Note is convertible into shares of the Company’s common stock at a price of 61% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  In November 2011, the November 2011 Note was converted into 2,333,134 shares of common stock.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

In April 2011, the Company issued an 8% convertible note (the “April 2011 Note”) in the amount of $50,000 to Asher.  The principal and accrued interest is payable on January 18, 2012, or such earlier date as defined in the agreement. The April 2011 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The April 2011 Note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. In October and November 2011, the April 2011 Note and $2,000 of accrued interest were converted into 2,109,575 shares of common stock.

On February 1, 2010, the Company issued an 8% secured convertible note (the “February 2010 Note”) in the amount of $50,000 to Asher.  The principal and accrued interest is payable on January 2, 2011, or such earlier date as defined in the agreement. The February 2010 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The February 2010 Note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion. In 2010, $47,000 of the principal was converted into 538,829 shares of common stock.  In January 2011, the balance of the February 2010 Note of $3,000 and $2,000 of accrued interest was converted into 100,000 shares of common stock.

On March 12, 2010, the Company issued an 8% secured convertible note (the “March 2010 Note”) in the amount of $30,000 to Asher.  The principal and accrued interest is payable on December 13, 2010, or such earlier date as defined in the agreement. The March 2010 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.   The March 2010 Note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In February and March 2011, the March 2010 Note of $30,000 and accrued interest of $1,200 was converted into 1,121,975 shares of common stock.

In April 2010, the Company issued an 8% secured convertible note (the “April 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on January 13, 2011, or such earlier date as defined in the agreement. The April 2010 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The April 2010 Note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In April 2011, the April 2010 Note and accrued interest was converted into 3,847,321 shares of common stock.

In May 2010, the Company issued an 8% secured convertible note (the “May 2010 Note”) in the amount of $40,000 to Asher.  The principal and accrued interest is payable on February 11, 2011 or such earlier date as defined in the agreement. The May 2010 Note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The May 2010 Note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  In May and June 2011, the May 2010 Note and accrued interest was converted into 3,999,843 shares of common stock.

Asher is entitled to have all shares issued upon conversion of the above notes listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company common stock are then listed.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Strategic

In May 2011, the Company issued a 15% convertible note (the “May 2011 Note”) in the amount of $50,000 to Strategic Business Initiatives, LLC (“Strategic”). The principal and accrued interest is payable on November 30, 2011, or such earlier date as defined in the agreement. The Company must give 10 days’ notice to Strategic about its intent to prepay the May 2011 Note. During the ten day period, prior to the Company’s prepayment, Strategic has the option to convert all or a portion of the principal and/or accrued interest into shares of the Company’s common stock at a price of 80% of the five day average closing price immediately prior to the conversion date.

In November 2011, the Company settled the note in full through an exchange agreement with Genesis Capital Management, LLC. (see below).

Panache/JSJ Investments

In November 2011, the Company issued a 10% convertible Note (the “November 2011 Note #3”) in the amount of $50,000 to Panache Capital, LLC (“Panache”).  The principal and accrued interest is payable on November 16, 2012, or such earlier date as defined in the agreement.  The November 2011 Note #3 is convertible by Panache at any time after issue with conversion periods as defined in agreement. The November 2011 Note #3 is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. On August 10, 2012, the Company assigned the November 2011 Note #3 note to JSJ Investments, Inc. with conversion terms remaining the same.  During the nine months ended September 30, 2012, $24,758 of principal was converted into 14,500,000 shares of common stock.

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note #4”) in the amount of $75,000 to Panache in consideration for payment of a note payable (See Note 5).  The principal and accrued interest is payable on November 16, 2012, or such earlier date as defined in the agreement.  The November 2011 Note #4 is convertible by Panache at any time after issue with conversion periods as defined in agreement. The November 2011 Note #4 is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  In November and December 2011, $16,369 of principal was converted into 1,100,000 shares of common stock. During the nine months ended September 30, 2012, $58,631 of principal and $2,079 of accrued interest was converted into 15,119,306 shares of common stock.

Caesar/Magna Group, LLC

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #5”) in the amount of $31,000 to Caesar Capital Group, LLC (“Caesar”).  The principal and accrued interest is payable on August 11, 2012 or such earlier date as defined in the agreement.  The November 2011 Note #5 is convertible by Caesar at any time after the six month anniversary of the issue date with conversion periods as defined in agreement. The November 2011 Note #5 is convertible into shares of the Company’s common stock at a price of 35% of the lesser of closing bid price one day prior to conversion or the average of the five trading days one day prior to conversion. During the nine months ended September 30, 2012, $9,990 of principal was converted into 3,996,000 shares of common stock.  On August 29, 2012, the principal of $21,010 and accrued interest of $2,059 was sold to Magna Group, LLC. The extended due date is April 6, 2013.  The interest rate on the note remained the same.  The Company determined that the modification of this debt instrument resulted in debt instrument being exchanged with different terms and applied extinguishment accounting resulting in a loss on extinguishment of debt. See (Note 8).

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

TCA Global

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #6”) in the amount of $200,000 to TCA Global Credit Master Fund, LP (“TCA Global”). The principal and accrued interest is payable on December 22, 2012, or such earlier date as defined in the agreement. The November 2011 Note #6 is convertible by TCA Global at any time after issue with conversion periods as defined in agreement. The November 2011 Note #6 is convertible into shares of the Company’s common stock at a price of 95% of the average of the five lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

Genesis

In November 2011, the Company issued an 8% convertible note (the “November 2011 Note #7”) in the amount of $64,643 through an exchange agreement with Genesis Capital Management, LLC (“Genesis”).  The November 2011 Note #7 settled in full the note with Strategic in the principal amount of $50,000 plus accrued interest of $3,869.  In addition, the Company incurred finance costs of $10,774. The principal and accrued interest is payable on November 30, 2012, or such earlier date as defined in the agreement. The November 2011 Note #7 is convertible by Genesis at any time after issue with conversion periods as defined in agreement. The November 2011 Note #7 is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. In December 2011, $36,000 of principal was converted into 2,517,483 shares of common stock.  During the nine months ended September 30, 2012, $28,643 of principal was converted into 4,262,641 shares of common stock.

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note #8”) in the amount of $60,000 to Genesis.  The principal and accrued interest is payable on June 1, 2012, or such earlier date as defined in the agreement.  The November 2011 Note #8 is convertible by Genesis at any time after issue with conversion periods as defined in agreement. The November 2011 Note #8 is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  During the nine months ended September 30, 2012, $42,000 of principal was converted into 29,276,017 shares of common stock.  As of September 30, 2012, the remaining loan balance is $18,000.  The Company determined since the loan was not converted prior to the due date, the November 2011 Note #8 ceased to be a derivative and became a note payable on demand.

Tangiers

Effective January 2011, the Company entered into a 7% convertible promissory note agreement (the “January 2011 Note”) in the amount of $25,000 with Tangiers Capital, LLC (“Tangiers”) for the settlement of an accrued termination fee related to the securities purchase agreement with Tangiers. The principal and accrued interest is payable on June 18, 2012, or such earlier date as defined in the agreement. The January 2011 Note, including any accrued interest, is convertible into shares of the Company’s common stock at a price of 80% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder. In March 2011, $12,500 of the January 2011 Note was converted into 762,195 shares of common stock.  In March and April 2011, the January 2011 Note and accrued interest was converted into 1,965,254 shares of common stock.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

On November 16, 2009, the Company issued a 7% Secured Convertible Debenture (the “November 2009 Debenture”) in the amount of $25,000 to Tangiers. The principal and accrued interest is payable on August 16, 2010, or such earlier date as defined in the agreement. Upon issuance, the November 2009 Debenture, including any accrued interest, was convertible into shares of the Company’s common stock at a price of 80% of the average of the two lowest trading prices, determined on the then current trading market for the Company’s common stock, for the ten trading days prior to conversion, at the option of the holder. The holder is entitled to “piggyback” registration rights on shares of common stock issued upon conversion.  During the year ended December 31, 2010, $18,750 of the November 2009 Debenture was converted into 290,144 shares of common stock. In February 2011, the balance of the note of $6,250 and accrued interest of $1,694 was converted into 141,839 shares of common stock.

Magna Group, LLC

On July 25, 2012, the Company issued a 12% convertible note (the “July 25 Note”) in the amount of $66,380 to Magna Group, LLC (“Magna”) in exchange for an account payable. The principal and accrued interest is payable on or before March 25, 2013.  The July 25 Note is convertible by Magna at any time. The July 25 Note is convertible into shares of the Company’s common stock at a price of 40% of the average of the stock price for the three days prior to the date of conversion.  During the nine months ended September 30, 2012, $66,380 of principal and accrued interest of $751 was converted into 33,375,462 shares of common stock

Hanover Group, LLC

On July 25, 2012, the Company issued a 12% convertible note (the “July 25 Note #2”) in the amount of $26,000 to Hanover Holdings I, LLC (“Hanover”).  The principal and accrued interest is payable on or before July 25, 2013.  The July 25 Note #2 is convertible by Hanover at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The July 25 Note #2 is convertible into shares of the Company’s common stock at a price of 60% of the average of the stock price for the three days prior to the date of conversion.

On August 29, 2012, the Company issued a 12% convertible note (the “August 29 Note”) in the amount of $9,000 to Hanover Holdings I, LLC (“Hanover”).  The principal and accrued interest is payable on or before August 29, 2013.  The August 29 Note is convertible by Hanover at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The August 29 Note is convertible into shares of the Company’s common stock at a price of 60% of the average of the stock price for the three days prior to the date of conversion.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair values upon issuance of the January 2011 Note of $12,478, April 2011 Note of $32,704, May 2011 Note of $16,570, July 2011 Note of $30,962, August 2011 Note of $32,500, September 2011 Note of $21,507, November 2011 Note of $28,344, November 2011 Note #2 of $32,500, November 2011 Note #3 of $12,488, November 2011 Note #4 of $18,731, November 2011 Note #5 of $31,000, November 2011 Note #6 of $22,982, November 2011 Note #7 of $64,643 November 2011 Note #8 of $34,028, February 2012 Note of $61,297,  June 7  Note of $32,582, July 10 Note of $23,800, July 25 Note of $3,300,  July 25 Note #2 of $26,600, August 6 Note of $21,100, August 29 Note of $6,500 and September 7 Note of $12,900  were recorded as a derivative liability and a discount to the convertible debt. Amortization of debt discount amounted to $198,382 and $31,505 for the nine months ended September 30, 2012 and 2011, respectively.  The derivative liability is revalued each reporting period using the Black-Scholes model. For the nine months ended September 30, 2012 and 2011, the Company recorded an unrealized (loss) gain from the change in the fair value of the derivative liability of $262,858 and $129,934, respectively.  Convertible debt as of September 30, 2012 ($421,252) and December 31, 2011 ($563,274) is shown net of debt discount in the amount of $80,963 and $198,723, respectively.

The Black-Scholes model was valued with the following inputs:

•

Stock Price - The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.01 to $0.003 in the period 1-01-2012 through 9-30-2012.

•

Variable Conversion Price - The variable conversion price was based on: (i) 80% of the lowest Stock Price out of the last 10 trading days prior to the Valuation Date (Tangiers); (ii) 62.5%, 61% and 60% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher); (iii) 80% of the 5 day average Stock Price for the last 5 trading days prior to Valuation Date (Strategic); (iv) 35% of the lesser of Stock Price 1 day prior to conversion or the average of the 5 trading days  ending 1 day prior to Valuation Date (Caesar); (v) 65% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Panache) and (Genesis), (vi) 95% of the average of the 5 lowest Stock Price during the 10 trading days ending 1 day prior to the Valuation Date (TCA Global) , (vii) 60% of the average of the 10 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (Asher) , (viii) 60% of the average of the stock price for the three days prior to the date of conversion (Hanover), (ix) 40% of the average of the stock price for the three days prior to the date of conversion (Magna Group).

•

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 12 months to 0 months in the period 1-01-2012 through 9-30-12.

•

Risk Free Rate - The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.10% to 0.21% in the period 1-01-2012 through 9-30-12.

•

Volatility - The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies ranged from 42% to 94% in the period from January 1, 2012 through September 30, 2012.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

[8] Modification of Convertible Debt (Extinguishment Accounting)

During the nine months ended September 30, 2012, the Company modified the terms of certain convertible debentures which extended the term of the debt. In connect with the modification, the Company compared the present value of both old and new convertible debt.  The Company determined that the present value of the new convertible debt exceeded the present value of the old convertible debt by more than 10%, which resulted in the application of extinguishment accounting. The modification of the debt instrument for the nine months ended September 30, 2012, resulted in debt instrument being exchanged with substantially different terms and applied extinguishment accounting resulting in a loss on extinguishment of debt as follows:

Date of Modification	Original Debt	Loss on extinguishment
August 29, 2012	$23,069	$16,474

For the nine months ended September 30, 2012, the Company entered into a “Convertible Promissory Note Agreement” for $23,069 of the convertible notes with a carrying value of $18,438, which is net of a debt discount totaling $4,721.  Under the modification, the maturity date was extended to April 6, 2013.

[9] Equipment Held Under Capital Leases

The Company’s equipment held under the capital lease obligations as of September 30, 2012 and December 31, 2011 is summarized as follows:

	September 30,	December 31,
	2012	2011
Showroom Equipment	$40,000	$40,000
Less: Accumulated Amortization	38,636	32,667

Equipment Held under Capitalized Lease Obligations - Net	$1,364	$7,333

Amortization related to the equipment held under capital leases is calculated using the straight-line method over the five year useful lives of the assets.  For the three months ended September 30, 2012 and 2011, and the nine months ended  September 30, 2012 and 2011, amortization was approximately $2,000, $2,000, $4,000 and $4,000 respectively.

The capital lease obligation was paid in full during 2011.

[10] Stockholders’ Equity

During the nine months ended September 30, 2012, the Company issued an aggregate of 57,223,758 shares of common stock to Asher for conversion of its convertible debt.  The shares are valued at $167,500.

During the nine months ended September 30, 2012, the Company issued an aggregate of 33,538,658 shares of common stock to Genesis for conversion of its convertible debt.  The shares are valued at $70,643.

During the nine months ended September 30, 2012, the Company issued an aggregate of 3,996,000 shares of common stock to Caesar Capital Group for conversion of its convertible debt.  The shares are valued at $9,990.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

During the nine months ended September 30, 2012, the Company issued an aggregate of 29,619,306 shares of common stock to Panache Capital for conversion of its convertible debt.  The shares are valued at $85,468.

During the nine months ended September 30, 2012, the Company issued an aggregate of 33,375,462 shares of common stock to Magna Group for conversion of its convertible debt.  The shares are valued at $66,380.

On August 28, 2012, the Company issued 4,000,000 shares of common stock for payment of legal fees.  The shares are valued at $16,000, the fair value of the legal services at date of issuance.  For the nine months ended September 30, 2012, the Company recorded $13,600 in legal fees and $2,400 as a prepaid expense for future services.

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share and 51 shares of preferred stock, par value $0.001 per share. At September 30, 2012 and December 31, 2011, there were 203,055,366 and 41,302,182 common shares issued and outstanding, respectively. In October 2009, the Company affected a 12 for 1 forward split of its common stock. Effective June 8, 2012, the Company amended its Articles of Incorporation to change the Company’s authorized capital from 200,000,000 common shares to 500,000,000 common shares of stock. Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been retroactively adjusted to reflect such stock splits. Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock, par value $0.001 to its Chief Executive Officer (see Note 10).  The Series A Preferred Stock pays no dividends and has no conversion rights. Each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

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

In January 2010, the Company finalized a Securities Purchase Agreement with Tangiers Investments, LP (“Tangiers”) (See Note 11).  Pursuant to the agreement, the Company issued Tangiers 92,593 shares of common stock valued at the market price of $500,000 for a one-time commitment fee.

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

[11] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At September 30, 2012 and December 31, 2011, $275,657 and $323,086, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.15% and 3.25% at September 30, 2012 and December 31, 2011, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

In the years ended December 31, 2011 and 2010, the Company issued an aggregate of 1,988,054 and 3,232,020 shares of common stock to its Chief Executive Officer (“CEO”), in accordance with his employment agreement (See Note 12), respectively. The shares are valued at $23,558 and $70,833 the amount of unpaid compensation owed the CEO, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

[12] Commitments and Contingencies

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

Rent expense for the Company's operating leases for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011 amounted to approximately $2,200, $5,000, $8,800 and $16,000, respectively

Acquisition - The Company entered into an Asset Purchase Agreement with Mario Panelli & C. s.a.s. (“Seller”), an Italian distributor of high-end jewelry, and Mario Panelli and Mogni Viviana (“Owners”), wherein the Company agreed to purchase the inventory of the Seller. The Company agreed to pay the Seller an amount equal to 100% of the book value of the Seller’s inventory as determined in accordance with U.S. generally accepted accounting principles. The closing date has been extended pending the Company obtaining adequate financing to complete the transaction.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Equity Financing Agreement - In January 2010, the Company finalized a securities purchase agreement with Tangiers Investors, LP (“Tangiers”) pursuant to which at its discretion the Company can periodically sell to Tangiers up to $25,000,000 of its common stock. The selling price will be 88% of the lowest volume weighted average price, as defined in the agreement, for the five days immediately following the notice of sale date. In addition, the Company issued Tangiers 92,593 shares of common stock valued at $500,000 for a one-time commitment fee which is recorded as deferred offering costs.  Effective, June 22, 2010, the Company terminated the securities purchase agreement with Tangiers and recorded an expense of $535,160 as share-based financing costs which included the $500,000 commitment fee and $35,160 of professional fees related to a registration statement for common shares to be issued pursuant to the agreement, which was also terminated.

Consulting Agreement - The Company entered into an agreement for business development services with a consultant.  Pursuant to the agreement, the Company issued 375,000 shares of Company common stock for the services, which primarily were rendered in the first quarter of 2010.  The shares, which were issued in April 2010, are valued at the market price of $180,000.

Committed Equity Facility Agreement - In November 2011, the Company entered into a committed equity facility agreement with TCA Global to issue and sell from time to time up to $2,500,000 of the Company’s common stock at 95% of the market price to TCA Global, as defined in the agreement. The Company incurred a non-refundable facility fee of $125,000 (5%) payable in shares of the Company’s common stock which was recorded as deferred offering cost. The fee is to be paid in four quarterly installments.  The Company issued 1,736,111 shares of common stock valued at $31,250 for the first installment at the date of execution of the agreement.  The Company has also recorded common stock issuable for the remaining three installments in the amount of 5,208,333 common stock valued at $93,750.

Litigation - The Company is currently a defendant in a litigation filed by Moti Ganz USA, Ltd., as plaintiff, involving the return of a piece of jewelry valued at approximately $12,000.  As of September 30, 2012, the Company finalized the negotiations and the jewelry was returned to the Company.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

[13] Subsequent Events

On October 2012, the Company issued 33,324,161 shares of common stock for conversion of debt. The shares are valued at $60,120 pursuant to the terms of the various convertible debt agreements.

On October 3, 2012, the Company issued a 10% convertible note (the “October 3 Note”) in the amount of $30,000 to JSJ Investment, Inc.  (“JSJ”).  The principal and accrued interest is payable on or before October 3, 2013.  The October 3 Note is convertible by JSJ at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The October 3 Note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest days during the ten day trading period prior to the date of conversion.

On October 5, 2012, the Company issued a 8% convertible note (the “October 5 Note”) in the amount of $36,750 to Auctus Private Equity Fund, LLC (“Auctus”).  The principal and accrued interest is payable on or before July 5, 2013.  The October 5 Note is convertible by Auctus at any time after the six month anniversary of the issue date. The October 5 Note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the lowest two closing bid prices during the ten day trading period prior to the date of conversion.

On October 12, 2012, the Company issued 10,000,000 shares of common stock for payment of legal fees.  The shares are valued at $33,000, the fair value of the legal services at date of issuance.

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

Plan of Operation

We concentrate our business on boutique, upscale jewelry stores, and middle to high-end jewelry retail chain stores.  We currently sell our jewelry to approximately 50 independent jewelry retailers across the United States and have spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995.  Our products consist of a wide range of unique styles and designs made from precious metals such as, gold, platinum, and Karat gold, as well as diamonds and other precious stones.  We have approximately 50 to 75 product styles in our inventory, with prices ranging from $400 to $200,000. We have manufacturing control over our line as a result of having a manufacturing facility in New Jersey as well as subcontracts with facilities in Italy.

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

Results of Operations

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following income and operating expenses tables summarize selected items from the statement of operations for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Income

	Three Months Ended September 30,		Increase/
	2012	2011	(Decrease)

Sales - Net	$525,609	$394,562	33.21%

Cost of Sales	$107,765	$363,421	(70.35)%

Gross Profit	$417,844	$31,141	1241.78%

Gross Profit as a Percentage of Revenue	79.50%	7.89%	71.61%

Sales

Net sales for the three months ended September 30, 2012, were $525,609, compared to $394,562 for the three months ended September 30, 2011.  This resulted in an increase of $131,047, or 33.21%, from the comparable period.  The increase in sales is primarily a result of our efforts to introduce new products and to expand our customer base inside and outside the United States and into Europe and Asia.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the three months ended September 30, 2012, were $107,765, a decrease of $255,656, or 70.35%, from $363,421 for the three months ended September 30, 2011.  The decrease in cost of sales relative to sales is primarily due to continuing on selling old inventory at a higher margin because of the increase of the price of metals and diamonds.

Gross Profit

During the three months ended September 30, 2012, our gross profit as a percentage of sales was 79.50%, compared to a gross profit as a percentage of sales of 7.89% for the three months ended September 30, 2011.  This increase in gross profit percentage during the three months ended September 30, 2012 was primarily attributable to selling old inventory as described above.

Operating Expenses

	Three Months Ended September 30,		Increase/
	2012	2011	(Decrease)

Selling Expenses	$7,395	$40,357	(81.68%)

Total General and Administrative Expenses	$363,880	$103,780	250.63%

Total Operating Expenses	$371,275	$144,137	157.58%

Other Income (Expense)	$65,627	$103,652	(36.69%)

Net Income (Loss)	$112,196	$(9,344)	1300.73%

Selling Expenses

Total selling expenses were $7,395 for the three months ended September 30, 2012, which was a $32,962 or (81.68%) decrease from $40,357 for the three months ended September 30, 2011.  Selling expenses include advertising, trade show expenses, travel and selling commissions.  The decrease in selling expenses during the three months ended September 30, 2012, is a result of cutting back on advertisement due to the volatility of the economy.

General and Administrative Expenses

General and administrative expenses were $363,880 for the three months ended September 30, 2012, versus $103,780 for the three months ended September 30, 2011, an increase of $260,100 or 250.63%.  The reason for an increase in the general and administrative expenses was the increase in marketing and some travel expenses for opening new markets and an increase in bad debt expense.

Income (Loss) from Operations

During the three months ended September 30, 2012, we had income from operations totaling $46,569, which was an increase of $159,565, or (141.21%), from the loss of ($112,996) for the three months ended September 30, 2011.  As discussed above, reductions in our selling expenses, increase in revenues as well as an increase in our gross profits let to the significant increase in profits.

Other Income (Expense)

Other Income (Expense) in the three months ended September 30, 2012, is comprised of the fair value change in our derivative of $189,028, net interest expense of $13,115, amortization of debt discount of $89,601, amortization of deferred financing costs of $4,721 and derivative expense of $0 and other income/(expense) of  ($15,964).  Other Income (Expense) in the three months ended September 30, 2011, is comprised of the fair value change in our derivative of $149,550, interest expense of $15,080 and amortization of debt discount of $30,818.

Net Income (Loss)

We earned a net income of $112,196 for the three months ended September 30, 2012, compared to a net loss of $(9,344) for the three months ended September 30, 2011.  This represented a decrease in our net loss of $121,540 or 1300.73% from the comparable period, attributable to various factors.  The decrease in net loss is primarily attributable to our decrease in selling expenses and cost of sales from September 30, 2011, to September 30, 2012, of approximately $32,962 and $255,656, respectively, increase in change in fair value of derivative liability of $39,478, increasing our revenue and the continuance of selling our old inventory at higher margins.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following income and operating expense tables summarize selected items from the statement of operations for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Income

	Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)

Sales - Net	$1,306,109	$1,029,774	26.83%

Cost of Sales	$414,427	$666,764	(37.85)%

Gross Profit	$891,682	$363,010	145.64%

Gross Profit as a Percentage of Revenue	68.27%	35.25%	33.02%

Sales

Net sales for the nine months ended September 30, 2012, were $1,306,109, compared to $1,029,744 for the nine months ended September 30, 2011.  This resulted in an increase of approximately $276,335 or 26.83% from the comparable period.  The increase in sales is primarily a result of our efforts to introduce new products and to expand our customer base inside and outside the United States and into Europe and Asia.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the nine months ended September 30, 2012, were $414,427, a decrease of ($252,337), or (37.85)%, from $666,764 for the nine months ended September 30, 2011.  The decrease in cost of sales relative to sales is primarily due to selling old inventory at a higher margin because of the increase of the price of metals and diamonds.

Gross Profit

During the nine months ended September 30, 2012, our gross profit as a percentage of sales was 68.27%, compared to a gross profit as a percentage of sales of 35.25% for the nine months ended September 30, 2011.  This an increase in gross profit percentage during the nine months ended September 30, 2012 was primarily attributable to selling old inventory as described above.

Operating Expenses

	Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)

Selling Expenses	$88,867	$236,598	(62.44)%

Total General and Administrative Expenses	$739,628	$406,083	82.14%

Total Operating Expenses	$828,495	$642,681	28.91%

Other Income (Expense)	$(163,077)	$18,106	(1000.68)%

Net Loss	$(99,890)	$(261,565)	(61.81)%

Selling Expenses

Total selling expenses were $88,867 for the nine months ended September 30, 2012, which was approximately a $(147,731) or (62.44)% decrease from $236,598 for the nine months ended September 30, 2011.  Selling expenses include advertising, trade show expenses, travel and selling commissions.  The decrease in selling expenses during the nine months ended September 30, 2012, is a result of cutting back on advertisement due to the volatility of the economy.

General and Administrative Expenses

General and administrative expenses were $739,628 for the nine months ended September 30, 2012, versus $406,083 for the nine months ended September 30, 2011, an increase of $333,545 or 82.14%.  The reason for an increase in the general and administrative expenses was the increase in marketing and travel expenses for opening new markets and an increase in bad debt expense.

Income (Loss) from Operations

During the nine months ended September 30, 2012, we had income from operations totaling $63,187, which was an increase of $342,858, or 122.59%, from the loss of ($279,671) for the nine months ended September 30, 2011. As discussed above, reductions in our selling expenses, increase in revenues as well as an increase in our gross profits lead to the significant increase in profits.

Other Income (Expense)

Other Income (Expense) in the nine months ended September 30, 2012, is comprised of the fair value change in our derivative of $262,858, net interest expense of $44,645, amortization of debt discount of $287,983, amortization of deferred financing costs of $48,546, derivative expense of $28,797 and other expense of $15,964.  Other Income (Expense) in the nine months ended September 30, 2011, is comprised of the fair value change in our derivative of $123,934, interest expense of $44,855, amortization of debt discount of $62,323, and other income of $1,350.

Net Loss

We incurred a net loss of ($99,890) for the nine months ended September 30, 2012, compared to a net loss of ($261,565) for the nine months ended September 30, 2011.  This represented a decrease in our net loss of approximately $161,675 or (61.81)% from the comparable period, attributable to the various factors.  The decrease in net loss is primarily attributable to our decrease in selling expenses from September 30, 2011, to September 30, 2012, of approximately $147,731.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2012, compared to December 31, 2011.

			Increase/
	September 30, 2012	December 31, 2011	(Decrease)

Current Assets	$2,502,943	$2,183,826	$319,117

Current Liabilities	$1,183,433	$1,214,369	$(30,936)

Working Capital	$1,319,510	$969,457	$350,053

At September 30, 2012, we had cash of $872 compared to a cash balance of $128,238 at December 31, 2011, a decrease of $127,366.  Over the next twelve months we believe that our existing capital combined with available borrowing under our bank line of credit and anticipated cash flow from operations will be sufficient to sustain our current operations.  Additionally, our major stockholder has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances.  It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital increased by 36.11% as of September 30, 2012, as discussed below.

Accounts receivable at September 30, 2012 and December 31, 2011, was $646,171 and $385,642, respectively, representing an increase of $260,529 or 67.56%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.  The increase in accounts receivable is primarily attributable to our increased sales in Russia.

Inventory at September 30, 2012 and December 31, 2011, was $1,825,563 and $1,529,394, respectively.  Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued expenses at September 30, 2012, were $162,729 compared to $119,231 at December 31, 2011, which represents a 36.48% increase.  This increase is attributed to the purchasing of raw material for production from our Vegas JCK show orders.

Advances from our major stockholder at September 30, 2012, were $275,657, compared to $323,086 at December 31, 2011.  The decrease is a result of additional repayments in 2012.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of September 30, 2012, we had one outstanding term loan.  The term loan, with Leaf Financial Corp., which is payable in monthly installments and matures in April 2014, had an original balance of $100,000 (the "Leaf Loan").  The Leaf Loan bears an annual interest rate of 10.52% and as of September 30, 2012, there was an outstanding balance of $38,148.  The Leaf Loan is collateralized by our assets.  We also had a $300,000 term loan with JPMorgan Chase, which had an outstanding balance of $72,371 and was paid in the fourth quarter of 2011, through an assignment and convertible debenture agreement with Panache Capital, LLC, as discussed below.

In November 2011, the Company issued a 10% convertible note in the amount of $60,000 to Genesis.  The principal and accrued interest is payable on June 1, 2012 or such earlier date as defined in the agreement.  The note is convertible by Genesis at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  During the nine months ended September 30, 2012, $42,000 of principal was converted into 29,276,017 shares of common stock.  As of September 30, 2012, the remaining loan balance is $18,000.  The Company determined since the loan was not converted prior to the due date of the convertible loan, the note ceased to be a derivative and became a note payable on demand.

In December 2011, we entered into a $75,000 bank line of credit agreement with Columbia Bank.  Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%.  The credit line has been utilized in 2012.  As of September 30, 2012, the outstanding balance is $75,000.  The line is collateralized by our assets as well as a personal guarantee by the Company’s Chief Executive Officer, Berge Abajian.  We had a bank line of credit of $55,000 with JPMorgan Chase Bank, which had an outstanding balance of $36,971 and was paid in the fourth quarter of 2011, through an assignment and convertible debenture agreement with Asher Enterprises, Inc. (“Asher”), as discussed below.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of September 30, 2012, have interest rates ranging from 3.99% to 24.90%.  As of September 30, 2012, we have outstanding balances related to these obligations of $117,358.

Convertible Debt

We have convertible debt notes maturing in various months during 2012, with the latest maturity of March 11, 2013.  The notes interest rates range from 8% to 12%.  The conversion feature is accounted for as an embedded derivative carried on our balance sheet at fair value and any unrealized change in fair value is a component on our statement of operations.  The embedded derivative is valued using the Black-Scholes pricing model.  At September 30, 2012 convertible debt of $421,252 is shown net of debt discount of $80,963.  For the nine months ended September 30, 2012, amortization of debt discount amounted to $89,601 and unrealized gain from the change in the fair value of the derivative liability amounted to $189,028.

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

Accounts Receivable

Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $48,000 and $48,000 at September 30, 2012 and December 31, 2011, respectively.

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

These inputs are prioritized below:

•

Level 1:Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

•

Level 2:Observable market-based inputs or unobservable inputs that are corroborated by market data.

•

Level 3:Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of September 30, 2012, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The following are the major categories of liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Liability	$--	$165,587	$--	$165,587	$--	$282,584	$--	$282,584

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

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement.  The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013.  The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet - Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy.  The objective of this update is to clarify the reporting for refundable advance fees received by continuing care retirement communities.  The amendments in this update are effective for fiscal periods beginning after December 15, 2013.  Early adoption is permitted. The amendments in this update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

Item 1A.  Risk Factors.

Other than the risk factor below there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on April 3, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, we have issued the following securities which were not registered under the Securities Act.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On July 11, July 20, August 22, August 27, and August 31, 2012, we issued 8,571,429 shares, 1,500,000 shares, 6,666,667 shares, 6,363,636 shares, and 3,714,286 shares of common stock to Asher Enterprises, Inc. (“Asher”) for conversion of its convertible debt in the aggregate amount of $45,000.

On July 25, August 10, August 13, and September 12, 2012, we issued 3,851,992 shares, 1,142,314 shares, 6,000,000 shares and 8,500,000 shares of common stock to Panache Capital, LLC (“Panache”) for conversion of its convertible debt in the aggregate amount of $31,594.

On July 9, and July 30, 2012, we issued 10,000,000 shares and 11,923,076 shares of common stock to Genesis Capital Management, LLC (“Genesis”) for conversion of its convertible debt in the amount of $29,500.

On June 8, 2012, we issued 3,996,000 shares of common stock to Caesar Capital Group (“Caesar”) for conversion of its convertible debt in the amount of $33,058.

On July 30, August 8, August 28, September 11, and September 24, 2012, we issued 7,746,377 shares, 6,000,000 shares, 8,571,428 shares, 8,000,000 shares and 3,057,657 shares of common stock to Magna Group for conversion of its convertible debt in the aggregate amount of $66,380.

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

In October 2012, the Company issued 33,324,161 shares of common stock for conversion of debt. The shares are valued at $60,120 pursuant to the terms of the various convertible debt agreements.

On October 12, 2012, the Company issued 10,000,000 shares of common stock for payment of legal fees.  The shares are valued at $33,000, the fair value of the legal services at date of issuance.

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

BERGIO INTERNATIONAL, INC.

Date: November 13, 2012	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)