Form 10-K
period 2012-12-31
Bergio International, Inc.
filed 2013-04-04
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 29, 2012, was $0.004.  As of April 1, 2013, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 675,510,349.

PART I

Item 1.  Business.

Company Overview

We were incorporated as “Alba Mineral Exploration, Inc.” on July 24, 2007, in the State of Delaware for the purpose of engaging in the exploration of mineral properties. On October 21, 2009, we entered into an exchange agreement (the “Exchange Agreement”) with Diamond Information Institute, Inc. (“Diamond Information Institute”), whereby we acquired all of the issued and outstanding common stock of Diamond Information Institute, and changed the name of the Company to Bergio International, Inc. (“we,” “us,” “our,” “Bergio,” or the “Company”).

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

Our product range is divided into three fashion lines: (i) 18K gold line, (ii) a bridal line, and (iii) a couture and/or one of kind pieces. Our officer and director, Mr. Abajian, consults regularly with the design teams of his Italian manufacturers, which usually results in a constant continuation of new products and sometimes entire lines being developed. Typically, new products come on line approximately every year and most recently, Bergio introduced its latest collection, Byzantine, Cestino, and Safari Collections, which launched in June 2010 and consists of approximately 35 pieces made with pink gold and diamonds. In 2011, we introduced two additional collections, Sistina and Rocca Collections. Depending on the timing and styling at any point in time, our products and collections would fall in one of the various categories shown below:

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

We intend to further promote our products and brand by participating in trade shows and various exhibitions, consumer and trade advertisements, billboard advertisements, as well as make specialty appearances in retail stores carrying our products

Sources and Availability of Raw Materials and Principal Suppliers

Most of the inventory and raw materials we purchase occurs through our manufacturers located in Europe. The inventory that we directly maintain is based on the recent sales and revenues of our products but ultimately is at the discretion of Mr. Abajian and his experience in the industry. Our inventories are commodities that can be incorporated into future products or can be sold on the open market. Additionally, we perform physical inventory inspections on a quarterly basis to assess upcoming styling needs and consider the current pricing in metals and stones needed for our products.

We acquire all raw gemstones, precious metals and other raw materials used for manufacturing our products on the open market. We are not constrained in our purchasing by any contracts with any suppliers and acquire raw material based upon, among other things, availability and price on the open wholesale market.

Approximately 70% of our product line is now produced in our facility in Fairfield, New Jersey and 30% is contracted to our manufacturing suppliers in Italy and Moscow, who then procure the raw materials in accordance with the specifications and designs submitted by Bergio. However, the general supply of precious metals and stones used by us can be reasonably forecast even though the prices will fluctuate. Any price differentials in the precious metals and stones will typically be passed on to the customer.

For the raw materials not procured by contracted manufacturers, we have approximately five suppliers that compete for our business, with our largest gold supplier being ASD Casting Inc. Most of our precious stones are purchased from various diamond dealers. We do not have any formal agreements with any of our suppliers but have established an ongoing relationship with each of our suppliers.

Customers

During the year ended December 31, 2012, the Company had one customer, Ultra Diamonds Inc., which accounted for approximately 5% or more of our annual sales. All of our sales are generated from our customer base of 50 customers, which includes luxury department store retailer Neiman Marcus.

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

Employees

As of April 1, 2013, we had three full-time employees and three part-time employees. Of our current employees, one is sales and marketing personnel, two are manufacturing and three hold administrative and executive positions.  No personnel are covered by a collective bargaining agreement. We intend to use the services of independent consultants and contractors when possible or until we are able to hire internal personnel.

Competition and Market Overview

The jewelry design and manufacture industry is extremely competitive and has low barriers to entry. We compete with other jewelry designers and manufacturers of upscale jewelry as well as retail jewelry stores. There are over 2,500 jewelry design and manufacture companies worldwide, several of which have greater experience, brand name recognition and financial resources than Bergio.

Our management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to remain competitive. Recently the U.S. economy has encountered a slowdown and Bergio anticipates the U.S. economy will most likely remain weak at least through the end of 2013. Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy. Consumer discretionary spending generally declines during times of falling consumer confidence, which may affect the retail sale of our products. U.S. consumer confidence reflected these slowing conditions throughout 2013. The impact of the slowing U.S. economy is not usually known until the third quarter of any given year in our industry, thus it is hard to estimate the actual impact the slowing economy will have on our business.

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

Approximately 30% of the Company’s manufacturing is contracted to quality suppliers in the vicinities of Valenza, Italy and Moscow, Russia, with the remaining 70% of setting and finishing work being conducted in Bergio’s Fairfield, New Jersey facility. The setting and finishing work done in our New Jersey facility involves the use of precision lasers, rather than using old soldering procedures which utilizes gas and oxygen to assemble different elements. Soap and water is used as a standard to clean the jewelry. Also, a standard polishing compound is used for the finishing work but it does not have a material impact on our cost and effect of compliance with environmental laws.

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

Item 1A.  Risk Factors.

Risks Related To Our Business and Industry

WE HAVE HAD LIMITED OPERATIONS, HAVE INCURRED LOSSES SINCE INCEPTION, HAVE SUFFICIENT CASH TO SUSTAIN OUR OPERATIONS FOR A PERIOD OF APPROXIMATELY ONE MONTH, AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

For the year ended December 31, 2012, we incurred a net loss of $388,434 and used cash of $435,875 in operations. As of December 31, 2012, we have an accumulated deficit of $3,732,882. We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We currently have sufficient cash to sustain our operations for a period of approximately two months. Management estimates that it will need approximately $200,000 over the next twelve months to fund all of the Company’s current product development and marketing projects. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted and unrestricted shares of our common stock. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material.

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

As of December 31, 2012, approximately $1,002,529 of our working capital consists of accounts receivable from customers. If customers responsible for a large amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially affect the ability to collect these accounts receivable, which could then result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in the ability to collect on accounts receivable could affect our cash flow and working capital position.

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

Risks Related to Our Common Stock

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTC MARKETS, WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTCQB.  The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCQB, WHICH ENCHANCES THE VOLATILE NATURE OF OUR EQUITY.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our common stock, there may be a lower likelihood that orders for shares of our common stock will be executed, and current prices may differ significantly from the price that was quoted at the time of entry of the order.

OUR COMMON STOCK IS CONSIDERED A “PENNY STOCK,” AND IS SUBJECT TO ADDITIONAL SALE AND TRADING REGULATIONS THAT MAY MAKE IT MORE DIFFICULT TO SELL.

Our common stock is considered to be a “penny stock” since it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

OUR CURRENT CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR, MR. BERGE ABAJIAN, CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND HAS SUFFICIENT VOTING POWER TO CONTROL THE VOTE ON SUBSTANTIALLY ALL CORPORATE MATTERS.

Berge Abajian, our chief executive officer and sole director, controls a significant percentage of our capital stock.  Accordingly, Mr. Abajian will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business.  As a result of his ownership and position in the Company, Mr. Abajian is able to influence all matters requiring shareholder action, including significant corporate transactions.

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

We are subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership.  We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404.  For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2012, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

WE WILL INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY, WHICH COULD AFFECT OUR PROFITABILITY AND OPERATING RESULTS.

We voluntarily file annual, quarterly and current reports with the SEC. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. We expect to spend between $50,000 and $100,000 in legal and accounting expenses annually to comply with our SEC reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company’s Common Stock is listed on the OTC Markets and trades under the symbol BRGO.

The following table sets forth the range of the high and low bid quotations of the common stock for the past two years in the over-the-counter market, as reported by the OTC Markets.  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter Ended:

	High	Low
2012
March 31	$0.02	$0.01
June 30	0.017	0.001
September 30	0.01	0.002
December 31	0.004	0.001

2011
March 31	$0.11	$0.01
June 30	0.07	0.01
September 30	0.12	0.01
December 31	0.09	0.01

(b) Holders

As of April 1, 2013, we estimate that there were approximately 4000 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future.  Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, we had an incentive stock and award plan under which 35,000,000 shares had been reserved for issuance. The following table shows information with respect this plan as of the fiscal year ended December 31, 2012:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average Exercise price Of Outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	35,000,000	0(1)	0
Equity compensation plans not approved by security holders	--	--	--
Total	35,000,000	0(1)	0

(1)

Only restricted or registered shares of common stock were issued pursuant to the plan.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2012, we have issued the following securities  which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

On October 3, 2012, we issued 6,699,161 shares of common stock valued at $12,058 to Magna Group (“Magna”) for conversion of its convertible debt.

On October 4, 2012, we issued 9,750,000 shares of common stock valued at $17,745 to JSJ Investments (“JSJ”) for conversion of its convertible debt.

On October 9, 2012, we issued 10,000,000 shares of common stock valued at $37,000 to Genesis Capital Management, LLC (“Genesis”) for conversion of its convertible debt.

On October 15, 2012, we issued 6,875,000 shares of common stock valued at $12,375 to Magna for conversion of its convertible debt.

On October 19, 2012, we issued 17,500,000 shares of common stock valued at $59,500 to TCA Global Credit Master Fund, LP (“TCA”) for conversion of its convertible debt.

On November 7, 2012, we issued 7,000,000 shares of common stock valued at $11,340 to WHC Capital (“WHC”) for conversion of its convertible debt.

On November 7, 2012, we issued 6,673,445 shares of common stock valued at $12,146 to JSJ for conversion of its convertible debt.

On November 29, 2012, we issued 10,000,000 shares of common stock valued at $10,600 to WHC for conversion of its convertible debt.

On December 14, 2012, we issued 13,333,333 shares of common stock valued at $12,000 to Asher Enterprises, Inc. (“Asher”) for conversion of its convertible debt.

On December 19, 2012, we issued 13,558,000 shares of common stock valued at $9,762 to WHC for conversion of its convertible debt.

On December 28, 2012, we issued 30,000,000 shares of common stock valued at $33,000 to TCA for conversion of its convertible debt.

On December 31, 2012, we issued 22,727,273 shares of common stock valued at $15,000 to Asher for conversion of its convertible debt.

Rule 10B-18 Transactions

During the year ended December 31, 2012, there were no repurchases of the Company’s common stock by the Company.

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

Plan of Operation

We concentrate our business on boutique, upscale jewelry stores. We currently sell our jewelry to approximately 50 independent jewelry retailers across the United States and have spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995. Our products consist of a wide range of unique styles and designs made from precious metals such as, gold, platinum, and Karat gold, as well as diamonds and other precious stones. We have approximately 50 to 75 product styles in our inventory, with prices ranging from $400 to $200,000. We have manufacturing control over our line as a result of having a manufacturing facility in New Jersey as well as subcontracts with facilities located in Italy.

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

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The following income and operating expenses tables summarize selected items from the statement of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011.

INCOME:

	Years Ended December 31,		Increase/
	2012	2011	(Decrease)

Sales - Net	$2,017,614	$1,621,011	24.47%

Cost of Sales	1,159,557	926,684	25.13%

Gross Profit	$858,057	$694,327	23.58%

Gross Profit as a Percentage of Revenue	43%	43%	0%

Sales

Net sales for the year ended December 31, 2012 were $2,017,614, compared to $1,621,011 for the year ended December 31, 2011. This resulted in an increase of approximately $396,603, or 24.47%, from the comparable period. The increase in sales is primarily a result of expanding our sales in the U.S. and being rewarded with a $600,000 order from Ultra Diamonds Inc. (“Ultra”).

Typically, revenues experience significant seasonal volatility in the jewelry industry. The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results. The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the year ended December 31, 2012 was $1,159,557, an increase of approximately $232,873, or 25.13%, from $926,684 for the year ended December 31, 2011. The increase in cost of sales is primarily related to the increase in number of sales.

Gross Profit

For the years ended December 31, 2012 and December 31, 2011, our gross profit as a percentage of sales was 43%. We try to maintain a steady gross profit in order to be able to sustain our operating expenses.

OPERATING EXPENSES:

	Years Ended December 31,		Increase/
	2012	2011	(Decrease)

Selling Expenses	$224,973	$412,276	(45.43%)

Total General and Administrative Expenses	559,898	523,058	7.04%

Total Operating Expenses	$784,871	$935,334	(16%)

Other Income [Expense]	$(461,620)	$(167,321)	175.89%

Net Loss	$(388,434)	$(408,328)	(4.87%)

Selling Expenses

Total selling expenses were $224,973 for the year ended December 31, 2012, which was approximately a $(187,303) or (45.43%) decrease from $412,276 for the year ended December 31, 2011. Selling expenses include advertising, trade show expenses, travel and selling commissions. The decrease in selling expenses during the year ended December 31, 2012 is a result of decreasing our commission base and our advertising budget.

General and Administrative Expenses

General and administrative expenses were $559,898 for the year ended December 31, 2012 versus $523,058 for the year ended December 31, 2011, an increase of approximately $36,840 or 7.04%. The increase in general and administrative expenses is primarily the result of implementing our growth strategy.

Loss from Operations

During the year ended December 31, 2012, we had an income from operations totaling $73,186, which was an increase of approximately $314,193, or 130.37%, from the loss of $241,007 for the year ended December 31, 2011. As discussed above, the reduction in our selling expenses was the main reason for the significant decrease in our operating loss and the 130% increase of income from 2011.

Other Income [Expense]

Other Income [Expense] in the year ended December 31, 2012, is comprised primarily of the fair value change in our derivative of $235,882, net of net interest expense of $66,446, amortization of debt discount of $330,433, derivative expense of $71,788, amortization of deferred financing costs of $76,918, loss on settlement of debt of $135,953, loss on extinguishment of debt $16,474 and other income of $510.  Other Income [Expense] in the year ended December 31, 2011, is comprised primarily of the fair value change in our derivative of $176,841 net of interest expense of $66,332, amortization of debt discount of $199,895, write-down of other receivable of $72,500 and amortization of deferred financing costs of $6,785.

Net Loss

We incurred a net loss of $338,434 for the year ended December 31, 2012, compared to a net loss of $408,328 for the year ended December 31, 2011. This represented a decrease in our net loss of approximately $69,894 (17%) from the comparable period, attributable to an increase in revenue and gross profits as discussed above.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2011 compared to December 31, 2010:

	December 31,		Increase/
	2012	2011	(Decrease)

Current Assets	$2,927,915	$2,183,826	$744,089

Current Liabilities	$1,332,643	$1,214,369	$118,274

Working Capital	$1,595,272	$969,457	$625,815

At December 31, 2012, we had cash of $52,703, compared to a cash balance of $128,238 at December 31, 2011, a decrease of $75,535. Over the next twelve months we believe that our existing capital combined with available borrowing under our bank line of credit and anticipated cash flow from operations will be sufficient to sustain our current operations. Additionally, our major stockholder has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital increased by 64.55% as of December 31, 2012, as discussed below.

Accounts receivable at December 31, 2012 and 2011, was $1,002,529 and $385,642, respectively, representing an increase of $616,887 or 159.96%. We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased. When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations. The increase in accounts receivable is primarily attributable to the increase in revenues and the $600,000 order that was delivered to Ultra.

Inventory at December 31, 2012 and 2011, was $1,800,135 and $1,529,394, respectively. Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume. We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets. This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued expenses at December 31, 2012 were $393,086 compared to $119,231 at December 31, 2011, which represents a $273,855 increase.  The main reason of the increase was the $600,000 order received from Ultra and the necessary raw material that was purchased in order to fulfill such order.

Advances from our major stockholder at December 31, 2012 were $235,317 compared to $323,086 at December 31, 2011. The slight decrease is a result of making re-payments to our major stockholder.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of December 31, 2012, we had one outstanding term loan. The term loan, with Leaf Financial Corp., which is payable in monthly installments and matures in April 2014, had an original balance of $100,000.  The note bears an annual interest rate of 10.52% and as of December 31, 2012, there was an outstanding balance of $31,035.  The note is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.

In November 2011, the Company issued a 10% convertible note in the amount of $60,000 to Genesis.  The principal and accrued interest is payable on June 1, 2012, or such earlier date as defined in the agreement.  The note is convertible by Genesis at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  During the year ended December 31, 2012, $60,000 of principal was converted into 39,276,017 shares of common stock.  As of December 31, 2012, the remaining loan balance is $0.  The Company determined since the loan was not converted prior to the due date of the convertible loan, the note ceased to be a derivative and became a note payable on demand.  Upon the conversion, the Company recognized a loss on conversion of $106,421.

In December 2011, we entered into a $75,000 bank line of credit agreement with Columbia Bank.  Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%. The line is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian. We had a bank line of credit of $55,000 with JPMorgan Chase Bank, which had an outstanding balance of $36,971 and was paid in the fourth quarter through an assignment and convertible debenture agreement with Asher Enterprises, Inc.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest only and as of December 31, 2011 have interest rates ranging from 3.99% to 8.75%.  As of December 31, 2012, we have outstanding balances of $114,693.

Convertible Debt

We have convertible debt notes maturing in various months during 2012, 2013 and 2014 with the latest maturity of June 12, 2014. The notes’ interest rates range from 8% to 12%. The conversion feature is accounted for as an embedded derivative carried on our balance sheet at fair value and any unrealized change in fair value is a component on our statement of operations. The embedded derivative is valued using the Black-Scholes pricing model. At December 31, 2012, convertible debt of $353,030 is shown net of debt discount of $95,284. For the year ended December 31, 2012, amortization of debt discount amounted to $330,433 and unrealized loss from the change in the fair value of the derivative liability amounted to $135,953.

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

We currently have three full-time employees and three part-time employees.  Of our current employees, one is sales and marketing personnel, two are manufacturing and three hold administrative and executive positions.  None of our employees are subject to any collective bargaining agreements.  We do not anticipate a significant change in the number of full time employees over the next 12 months.

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

Accounts Receivable.  Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $0 at December 31, 2012 and $47,939 at December 31, 2011.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of December 31, 2012, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of the Company’s convertible debt is measured on a recurring basis.

The following table presents fair value measurements for major categories of the Company’s financial liabilities measured at fair value on a recurring basis:

	December 31, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$--	$298,187	$--	$298,187	$--	$282,584	$--	$282,584

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

Deferred Offering and Deferred Financing Costs – We defer certain costs associated with financing activities related to the issuance of equity securities (deferred offering costs) and debt securities (deferred financing costs). These costs consist primarily of legal, banking and other professional fees related to the transactions. Upon successful completion of the offering of equity securities, deferred offering costs are recorded as a reduction of the net proceeds in paid in capital. If the offering is not successful, such costs will be expensed. Deferred financing costs are amortized over the life of the related debt.

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

Recently Issued Accounting Standards

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that: (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2012, and identified the following material weaknesses:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of April 1, 2013.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Berge Abajian	53	Chief Executive Officer, Chairman
Arpi Abajian	50	Secretary

Following is a brief summary of the background and experience of each director and executive officer of Bergio International, Inc.:

Berge Abajian became the Chief Executive Officer of Bergio International in October 2009. Prior to that, Mr. Abajian served as CEO of the Diamond Information Institute, the predecessor company to Bergio, from 1988 to October 2009. Mr. Abajian has a BS in Business Administration from Fairleigh Dickinson University and is well known and respected in the jewelry industry.  Since 2005, Mr. Abajian has served as the President of the East Coast branch of the Armenian Jewelry Association and has also served as a Board Member on MJSA (Manufacturing Jewelers and Suppliers of America), New York Jewelry Association, and the 2001-2002 Luxury Show.

Arpi Abajian, was appointed our Secretary on October 29, 2009, by the Company’s Board of Directors. For the past 11 years, Ms. Abajian has worked at Bergio (formerly known as Diamond Information Institute) in various administrative positions.  Ms. Abajian is currently married to the Chief Executive Officer and Chairman of our company and does not serve on the board of any other companies.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, except to the extent governed by an employment agreement.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Meetings of Our Board of Directors

Our board of directors did not hold any meetings during the most recently completed fiscal year end. Various matters were approved by consent resolution, which in each case was signed by each of the members of the Board then serving.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Nomination Committee

Our Board does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•

The appropriate size of our Board;

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

The Board considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our Company through a period of rapid growth.

In the near future, we expect that our Board will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our Company and with the full authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers. We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and company performance with commensurate cash compensation.

Employment Agreements

On September 1, 2011, the Company entered into an amended and restated employment agreement (the “Amended Agreement”) with Mr. Abajian, the Company’s Chief Executive Officer, restating that certain employment agreement by and between the parties as of February 28, 2010.

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

Mr. Abajian is to receive a base salary in the amount of $175,000 per annum for year one, commencing on February 28, 2010, and shall increase at a rate of three percent (3%) per annum for each consecutive year after 2010, or at such rates as are approved from time to time by the Company’s board of directors.  Mr. Abajian for the past two years has decreased his salary and waived the salary increase in his effort to help the Company financially. In addition, Mr. Abajian may receive an annual bonus up to one-half percent (0.5%) based upon the Company’s annual net profit before taxes. Mr. Abajian is also eligible to participate in the Company’s medical insurance plan, life insurance plan or any 401(k), pension or similar plans that are now or may be in the future established, for the general benefit of the Company’s senior executives.  Further, and pursuant to the terms of the Amended Agreement, the Company issued to Mr. Abajian 51 shares of the Company’s Series A Preferred Stock, par value $0.001 per share, subject to certain increases.

Retirement Benefits

Currently, we do not provide any Company sponsored retirement benefits to any employee, including the named executive officers.

Perquisites

We have historically provided only modest perquisites to our named executive officers. We do not view perquisites as a significant element of our compensation structure, but do believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which we compete. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our by our board of directors.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the years ended December 31, 2012, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	Non-Equity Incentive Plan Comp. ($)	Nonqualified Deferred Comp. Earnings ($)	All Other Comp. ($)	Total ($)
Berge Abajian Chief Executive Officer, Chief Financial Officer, Chairman	2012	100,000	0	0	0	0	0	16,200 (1)	116,200
	2011	77,885	0	0	0	0	0	15,189 (1)	93,074
	2010	141,666	0	0	0	0	0	17,873 (1)	159,539
Arpi Abajian	2012	0	0	0	0	0	0	0	0
Secretary	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

(1)

Other compensation was made up of Mr. Abajian’s car expense and health insurance expenses.

(2)

The amounts shown in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2012, 2011 and 2010, in accordance with FAS 123(R). On February 11, 2009, Mr. Abajian was issued 10,942 shares of common stock as compensation in advance for serving on Diamond Information Institute’s board of directors for the 2009 fiscal year. None of the shares owned by Mr. Abajian have any registration rights attached to them.

Incentive Stock and Award Plan

On May 9, 2011, the Company’s Board approved, authorized and adopted the 2011 Incentive Stock and Award Plan (the “Plan”).  The Plan was amended on October 11, 2012.  Subject to adjustment for mergers, reorganizations, consolidation, recapitalization, stock dividend or other change in corporate structure, a total of 35,000,000 shares of common stock, par value $0.001 per share is subject to the Plan. Under the Plan, the Company may grant non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees. Subject to a tax exception, if any Option or Restricted Stock expires or is canceled prior to its exercise or vesting in full, the shares of common stock issuable under the Option or Restricted Stock may be issuable pursuant to future Options or Restricted Stock under the Plan.

The Plan shall be administered by a committee consisting of one (1) director (the “Committee”).  In the absence of such a Committee, the Company’s Board shall administer the Plan.

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

Director Compensation

We do not currently pay any cash fees or expenses to our sole director for serving on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 1, 2013, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Names and Address of Directors, Officers and 5% Stockholders (1)	Number of Shares Owned	Percent (2)

Berge Abajian (3) Chief Executive Officer, Chief Financial Officer, Chairman	7,441,300	1.1%

Arpi Abajian Secretary	5,471	* %

All Directors and Officers as a Group (2 persons)	7,446,771	1.10%

Hanover Holdings I, LLC (4)	40,959,805	6.06%

(1)  Unless otherwise indicated, the address of each beneficial owner listed above is c/o Bergio International, Inc., 12 Daniel Road East, Fairfield, NJ 07007.

(2)  Based on a total of 675,510,349 shares of common stock outstanding on April 1, 2013.

(3)  Mr. Abajian also owns 51 shares of the Company’s Series A Preferred Stock.

(4)  Hanover Holdings I, LLC has an address at 5 Hanover Square, Suite 1604, New York, NY 10004.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

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

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. The Company receives periodic advances from its principal stockholder, Berge Abajian, based upon the Company’s cash flow needs. At December 31, 2012, $235,317 was due to Mr. Abajian. As of today, the outstanding amount is $220,832.59. Interest expense is accrued at an average annual market rate of interest which was 3.15% at December 31, 2012. No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

Director Independence

The common stock of the Company is currently quoted on the OTC Markets, a quotation system which currently does not have director independence requirements.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.  Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq.

At this time, the Company does not have any independent directors.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Silberstein Ungar, PLLC, our independent registered public accountants in 2012 and 2011.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2012	December 31, 2011
Audit and
Audit Related Fees	$16,200	$16,800
Tax Fees	$-	$-
All Other Fees (1)	$12,309	$11,300

(1)

For 2012 and 2011, all other fees paid to Silberstein Ungar, PLLC are related to reviewing the Company’s quarterly reports and various traveling expenses associated therewith.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1

Share Exchange Agreement, dated October 19, 2009, by and between Alba Mineral Exploration, Inc. and Diamond Information Institute, Inc. (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2009)

2.2

Stock Purchase Agreement, dated October 20, 2009, by and among Alba Mineral Exploration, Inc., Owen Gibson, individually, Joan Gibson, individually, Darcy Brann, individually, Duane Schaffer, individually, Lindsay Devine, individually, and Dennis Rodowitz, individually (as filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2009)

3.1	Articles of Incorporation, as amended (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on April 23, 2008)

3.2	Certificate of Amendment to the Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 22, 2009)

3.3	Bylaws, as amended (as filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on April 23, 2008)

3.4

Certificate of Designation of Preferences, Rights and Limitations of the Bergio International Inc. Series A Preferred Stock, as filed with the Delaware Secretary of State on September 2, 2011 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2011)

3.5	Certificate of Amendment of Certificate of Incorporation, dated November 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2012)

10.1	Order Approving Stipulation for Settlement of Claim, dated February 4, 2010 (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2010)

10.2

Amended and Restated Employment Agreement, dated September 1, 2011, by and between Bergio International Inc. and Berge Abajian, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2011)

10.3	Bergio International, Inc. 2011 Stock Incentive and Reward Plan (as filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on May 10, 2011).

10.4

Committed Equity Facility Agreement, dated December 23, 2011, by and between Bergio International Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2012)

10.5

Registration Rights Agreement, dated December 23, 2011, by and between Bergio International Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2012)

Exhibit No.	Description

10.6

First Amendment to Committed Equity Facility Agreement, dated October 18, 2012, by and between Bergio International Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 24, 2012)

23.1	Consent of Silberstein Ungar, PLLC*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL INC.

Date: April 4, 2013	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Berge Abajian	Chief Executive Officer (Principal Executive Officer), Chief Financial	April 4, 2013
Berge Abajian	Officer (Principal Financial Officer) (Principal Accounting Officer)
Chairman of the Board

/s/ Arpi Abajian	Secretary	April 4, 2013
Arpi Abajian

BERGIO INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bergio International, Inc.

Fairfield, New Jersey

We have audited the accompanying balance sheets of Bergio International, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bergio International, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 30, 2013

BERGIO INTERNATIONAL ,INC.

BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:

Current Assets:
Cash	$52,703	$128,238
Accounts Receivable - Net	1,002,529	385,642
Inventory	1,800,135	1,529,394
Prepaid Expenses	22,665	14,863
Other Receivable - Net	-	65,000
Deferred Financing Costs	49,883	60,689

Total Current Assets	2,927,915	2,183,826

Property and Equipment - Net	110,635	104,597

Other Assets:
Deferred Offering Costs	-	175,000
Investment in Unconsolidated Affiliate	5,828	5,000

Total Other Assets	5,828	180,000

Total Assets	$3,044,378	$2,468,423

Liabilities and Stockholders' Equity:

Current Liabilities:
Accounts Payable and Accrued Liabilities	$393,086	$119,231
Bank Lines of Credit - Net	114,693	104,326
Convertible Debt, Net	134,193	364,551
Current Maturities of Notes Payable	157,167	20,591
Advances from Stockholder	235,317	323,086
Derivative Liability	298,187	282,584
Total Current Liabilities	1,332,643	1,214,369

Long Term Liabilities:
Convertible Debt, Net	123,553	-
Notes Payable	81,386	31,035

Commitments and Contingencies	-	-

Total Liabilities	1,537,582	1,245,404

Stockholders' Equity
Series A Preferred Stock - $.001 Par Value, 51 Shares
Authorized, 51 and 51 Shares Issued and Outstanding (See Note 11)	-	-
Common Stock, $0.001 Par Value; 1,500,000,000 Shares Authorized,
361,970,539 and 41,302,182 Issued and Outstanding	361,970	41,302
Additional Paid-In Capital	4,877,708	4,526,165
Accumulated Deficit	(3,732,882)	(3,344,448)
Total Stockholders' Equity	1,506,796	1,223,019

Total Liabilities and Stockholders' Equity	$3,044,378	$2,468,423

See notes to financials

BERGIO INTERNATIONAL ,INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011

Sales - Net	$2,017,614	$1,621,011

Cost of Sales	1,159,557	926,684

Gross Profit	858,057	694,327

Selling Expenses	224,973	412,276

General and Administrative Expenses	559,898	523,058

Total Operating Expenses	784,871	935,334

Income/(Loss) from Operations	73,186	(241,007)

Other Income (Expense)
Interest Income	828	-
Interest Expense	(67,274)	(66,332)
Derivative Expense	(71,788)	-
Amortization of Debt Discount	(330,433)	(199,895)
Change in Fair Value of Derivative	235,882	176,841
Amortization of Deferred Financing Costs	(76,918)	(6,785)
Loss on settlement of debt	(135,953)	-
Loss on extinguishment of debt	(16,474)	-
Other Income/(Expense)	510	(71,150)
Total Other Income (Expense)	(461,620)	(167,321)

Loss From Operations Before Income Taxes	(388,434)	(408,328)

Provision for Income Taxes	-	-

Net Loss	$(388,434)	$(408,328)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding
Basic and Diluted	136,340,979	21,641,233

See notes to financials

BERGIO INTERNATIONAL ,INC.

STATEMENT OF STOCKHOLDERS' EQUITY

AS OF DECEMBER 31, 2012

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance - December 31, 2010	-	-	11,159,574	11,159	4,021,593	(2,936,120)	1,096,632

Issuance of common stock for accrued compensation	-	-	1,988,054	1,988	21,570	-	23,558
Issuance of common stock for debt conversion	-	-	19,236,424	19,237	281,139		300,376
Issuance of common stock for professional services	-	-	533,553	534	34,147	-	34,681
Issuance of common stock for payment of accounts payable	-	-	1,040,133	1,040	30,060	-	31,100
Issuance of common stock for deferred offering cost	-	-	2,136,111	2,136	49,114	-	51,250
Common stock issuable for deferred offering cost	-	-	5,208,333	5,208	88,542	-	93,750
Issuance of preferred stock to CEO	51
Net loss	-	-	-	-	-	(408,328)	(408,328)

Balance - December 31, 2011	51	-	41,302,182	41,302	4,526,165	(3,344,448)	1,223,019

Issuance of common stock for debt conversion	-	-	313,605,507	313,606	420,835	-	734,441
Issuance of common stock for professional services	-	-	14,000,000	14,000	35,000	-	49,000
Reclassification of derivative liability associated with convertible debt	-	-	-	-	63,771	-	63,771
Reclassification of stock offering costs to additional paid in capital	-	-	-	-	(50,000)	-	(50,000)
Cancellation of shares	-	-	(6,937,150)	(6,937)	(118,063)	-	(125,000)
Net loss, for the year ended December 31, 2012	-	-	-	-	-	(388,434)	(388,434)
Balance - December 31, 2012	51	$-	361,970,539	$361,970	$4,877,708	$(3,732,882)	$1,506,796

See notes to financials

BERGIO INTERNATIONAL ,INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2012	December 31, 2011
Operating Activities
Net loss	$(388,434)	$(408,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	22,261	43,031
Stock Issued for Services	49,000	-
Allowance for Doubtful Accounts	-	12,152
Allowance for Doubtful Accounts - Receivable Other	-	72,500
Amortization of Debt Discount and Deferred Financing Costs	407,352	206,680
Derivative Expense	71,788	-
Loss on Debt Extinguishment	16,474	-
Loss on Settlement of Debt	135,953	-
Change in Fair Value of Derivative Liabilities	(235,882)	(176,841)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(616,887)	76,418
Accrued Interest	10,149	-
Inventory	(270,741)	73,286
Prepaid Expenses	(7,802)	(5,510)
Other Receivable	65,000	-
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	305,894	(160,290)
Net Cash Used In Operating Activities	(435,875)	(266,902)

Investing Activities:
Capital Expenditures	(28,299)	(29,493)
Change in Investment in Unconsolidated Affiliate	(828)	-
Proceeds from Sale of Subsidiary	-	37,500
Net Provided By (Used In) Investing Activities	(29,127)	8,007

Financing Activities:
Advances (Repayments) of Bank Lines of Credit - Net	10,367	(59,569)
Advances of Note Payable	75,000	-
Proceeds from Convertible Debt	478,630	566,000
Repayments of Note Payable	(20,648)	(37,689)
Advances from Stockholder - Net	(87,769)	5,485
Repayments of Capital Leases	-	(14,656)
Deferred Offering Costs	-	(30,000)
Deferred Financing Costs	(66,113)	(46,700)
Net Cash Provided By Financing Activities	389,467	382,871

Net Change in Cash	(75,535)	123,976

Cash - Beginning of Periods	128,238	4,262

Cash - End of Periods	$52,703	$128,238

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$56,000
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt Discount from Fair Value of Imbedded Derivative	$226,993	$391,437
Issuance of Common Stock for Deferred Offering Costs	$-	$51,250
Issuance of Convertible Debt for Bank Line of Credit	$-	$36,971
Issuance of Common Stock for Vendor Payables	$31,982	$65,781
Issuance of Common Stock for Accrued Payroll – Related Party	$-	$23,558
Issuance of Common Stock for Convertible Debt and Accrued Interest	$596,352	$300,376
Issuance of Convertible Debt for Notes Payable	$-	$72,371
Issuance of Convertible Debt for Deferred Financing Costs	$-	$20,774
Reclassification of Derivative Liability to Additional Paid in Capital	$63,771	$-
Common Stock Issuable for Deferred Offering Cost	$-	$93,750
Reclassification of Stock Offering Costs to Additional Paid in Capital	$175,000	$-

See notes to financials

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

[1] Nature of Operations and Basis of Presentation

Nature of Operations - Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc.  On October 21, 2009, as a result of a Share Exchange Agreement, the corporate name was changed to Bergio International, Inc. and the Company implemented a 12-for-1 forward stock split of its common shares.  Effective November 29, 2012, the Company amended its Articles of Incorporation to change the Company’s authorized capital from 500,000,000 common shares to 1,500,000,000 common shares of stock.  Effective June 8, 2012, the Company amended its Articles of Incorporation to change the Company’s authorized capital from 200,000,000 common shares to 500,000,000 common shares of stock.  Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been adjusted to reflect such stock splits.  The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered in Fairfield, New Jersey. Based on the nature of operations, the Company’s sales cycle experiences significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

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

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2012 and December 31, 2011.

Accounts Receivable - Accounts receivable is generated from sales of fine jewelry to retail outlets throughout the United States. At December 31, 2012 and December 31, 2011, accounts receivable were substantially comprised of balances due from retailers.

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance.  The Company historically has been able to collect the accounts receivable balance during a period of nine months to a year.  As of December 31, 2012 and December 31, 2011 an allowance for doubtful accounts of $0 and $47,939, respectively, has been provided. An officer of the Company has personally guaranteed a customer account receivable balance of $70,926.

Other Receivable - In February 2010, the Company sold all of its shares in Diamond Information Institute, Inc. to an unrelated party for $225,000, and recognized a gain from the sale of $225,000.  Payments due on the receivable are in arrears and the Company has initiated legal proceedings against the purchaser.  The receivable balance as of December 31, 2012 and 2011 is $0 and $137,500, respectively. Subsequent to December 31, 2011, the Company received a $65,000 payment on the receivable.  Management believes the remaining balance will be collected, but due to its uncertainty, has recorded an allowance of the full amount owed of $72,500 as other expenses.

Inventories - Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions.  The Company, from time to time, maintains balances in financial institutions beyond the insured amounts.  At December 31, 2012 and December 31, 2011, the Company had no cash balances beyond the federally insured amounts.

Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which the Company’s services are provided, as well as their dispersion across many different geographical areas.  As is characteristic of the Company’s business and of the jewelry industry generally, the Company extends its customers seasonal credit terms.  The carrying amount of receivables approximates fair value. The Company routinely assesses the financial strength of its customers and believes its credit risk exposure on accounts receivable is limited. Based on management’s review of accounts receivable, an allowance for doubtful accounts is recorded. The Company does not require collateral to support these financial instruments.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of December 31, 2012 the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The following are the major categories of liabilities measured at fair value on a recurring basis: as of December 31, 2012 and December 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2012				December 31, 2011

	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$-	298,187	-	298,187	$-	282,584	-	282,584

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, in which the Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At December 31, 2012 and December 31, 2011, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Advertising and Promotional Costs - Advertising and promotional costs are expensed as incurred and are recorded as part of Selling Expenses in the Statement of Operations.  The total cost for the years ended December 31, 2012 and 2011, was approximately $144,332, and $187,000 respectively.

During the year, the Company prepays costs associated with trade shows which are recorded as Prepaid Expenses in the Balance Sheet and are charged to the Statement of Operations upon the trade shows being conducted. For the years ended December 31, 2012 and 2011 $6,625  and $27, 000, respectively, of trade show expenses have been recorded.

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

Basic and Diluted Loss Per Share - Basic earnings per share includes no dilution and is computed by dividing earnings  available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the years ended December 31, 2012 and 2011, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive.   Equity instruments that may dilute earnings per share in the future are listed in Note 7. For years ended December 31, 2012 and 2011, 550,907,567 and 41,086,693 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Net income (loss) for the period	$(388,434)	$(408,328)

Weighted average number of shares outstanding	136,340,979	21,641,233

Basic earnings per share	$(0.00)	$(0.02)

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2012 through the issuance of the accompanying financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have a material effect on the financial position, results of operations or cash flows of the Company.   .

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

[4] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	December 31,	December 31,
	2012	2011

Selling Equipment	$ 8,354	$ 8,354
Office and Equipment	383,320	355,027
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total - At Cost	417,942	389,646
Less: Accumulated Depreciation and Amortization	307,307	285,049

Property and Equipment - Net	$110,635	$ 104,597

Depreciation and amortization expense for the years ended December 31, 2012 and December 31, 2011, was $22,261 and $43,031, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

[5] Notes Payable

	December 31, 2012	December 31, 2011

Notes payable due in equal monthly installments, over 60 months, maturing through April 2014 at interest rates of 10.52%. The notes are collateralized by the assets of the Company.	$31,035	$51,626

Note payable due on demand, matured December 22, 2012 at interest rate of 12%	132,518	--

Credit line of $75,000 as of January 31, 2013 was converted to a term loan. Notes payable due in equal monthly installments, over 60 months, maturing through February 2018 at interest rates of 5%. The notes are collateralized by specific assets of the Company.	75,000	--

Total	238,553	51,626
Less: Current Maturities Included in Current Liabilities	157,167	20,591

Total Long-Term Portion of Debt	$81,386	$31,035

Maturities of long-term debt are as follows:

Years ended
December 31,
2013	$ 157,167
2014	33,886
2015	15,000
2016	15,000
2017	17,500

Total	$ 238,553

[6] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	December 31, 2012	December 31, 2011
Various unsecured Credit Cards of $161,000, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At December 31, 2012 and December 31, 2011, the interest rates ranged from 3.99% to 24.90%.	$114,693	$104,326

Total	114,693	104,326

Less: Current maturities included in current liabilities	114,693	104,326

Total Long-Term Portion	$--	$--

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

On August 6, 2012, the Company issued an 8% convertible note (the “August 6 Note”) in the amount of $37,500 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on May 8, 2013 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

On July 10, 2012, the Company issued an 8% convertible note (the “July 10 Note”) in the amount of $32,500 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on April 12, 2013 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

On June 7, 2012, the Company issued an 8% convertible note (the “June 7 Note”) in the amount of $37,500 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on March 11, 2013 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2012, the principal of $36,000 was converted into 36,060,606 shares of common stock.

On February 13, 2012, the Company issued an 8% convertible note (the “February 2012 Note”) in the amount of $32,500 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on January 12, 2013 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2012, the convertible note and $1,300 of accrued interest were converted into 16,744,589 shares of common stock.

In July 2011, the Company issued an 8% convertible note (the “July 2011 Note”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on April 18, 2012 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  During the year ended December 31, 2012, the convertible note and $1,300 of accrued interest were converted into 4,551,780 shares of common stock.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

In August 2011, the Company issued an 8% convertible note (the “August 2011 Note”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on May 29, 2012 or such earlier date as defined in the agreement.   The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60.0% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2012, the convertible note and $1,300 of accrued interest were converted into 4,909,787 shares of common stock.

In September 2011, the Company issued an 8% convertible note (the “September 2011 Note”) in the amount of $37,500 to Asher.  The principal and accrued interest is payable on June 28, 2012 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2012, the convertible note and $1,500 of accrued interest were converted into 11,273,127 shares of common stock.

In November 2011, the Company issued an 8% convertible note (the “November 2011 Note #2”) in the amount of $32,500 to Asher.  The principal and accrued interest is payable on September 5, 2012 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 61% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2012, the convertible note and accrued interest of $1,300 was converted into 19,744,475 shares of common stock.

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

DECEMBER 31, 2012

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

Panache/JSJ Investments

In November 2011, the Company issued a 10% convertible Note (the “November 2011 Note #3”) in the amount of $50,000 to Panache Capital, LLC (“Panache”).  The principal and accrued interest is payable on November 16, 2012 or such earlier date as defined in the agreement.  The note is convertible by Panache at any time after issue with conversion periods as defined in agreement.  The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. On August 10, 2012 the Company assigned the $50,000 convertible note to JSJ Investments, Inc with conversion terms remaining the same.  During the year ended December 31, 2012, $50,000 of principal and $4,649 of accrued interest was converted into 30,923,445 shares of common stock.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note #4”) in the amount of $75,000 to Panache in consideration for payment of a note payable (See Note 5).  The principal and accrued interest is payable on November 16, 2012 or such earlier date as defined in the agreement.  The note is convertible by Panache at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  In November and December 2011, $16,369 of principal was converted into 1,100,000 shares of common stock. During the year ended December 31, 2012, $58,631 of principal and $2,079 of accrued interest was converted into 15,119,306 shares of common stock.

Caesar/Magna Group, LLC

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #5”) in the amount of $31,000 to Caesar Capital Group, LLC (“Caesar”).  The principal and accrued interest is payable on August 11, 2012 or such earlier date as defined in the agreement.  The note is convertible by Caesar at any time after the six month anniversary of the issue date with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 35% of the lesser of closing bid price one day prior to conversion or the average of the five trading days one day prior to conversion. During the year ended December 31, 2012, $9,990 of principal was converted into 3,996,000 shares of common stock.  On August 29, 2012, the principal of $21,010 and accrued interest of $2,059 was sold to Magna Group, LLC. The extended due date is April 6, 2013.  The interest rate on the note remained the same.  The Company determined that the modification of this debt instrument resulted in debt instrument being exchanged with different terms and applied extinguishment accounting resulting in a loss on extinguishment of debt See (Note 8). During the year ended December 31, 2012, $24,058 of principal and $375 of accrued interest was converted into 13,574,161 shares of common stock.

TCA Global

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #6”) in the amount of $200,000 to TCA Global Credit Master Fund, LP (“TCA Global”). The principal and accrued interest is payable on December 22, 2012 or such earlier date as defined in the agreement. The note is convertible by TCA Global at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 95% of the average of the five lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  During the year ended December 31, 2012, $67,482 was converted into 49,236,111 shares of common stock and a loss upon settlement of $29,532 given the note matured and the instrument ceased to be a derivative liability.  As of December 31, 2012, the remaining balance of the demand note is $132,518.

Genesis

In November 2011, the Company issued an 8% convertible note (the “November 2011 Note #7”) in the amount of $64,643 through an exchange agreement with Genesis Capital Management, LLC (“Genesis”). The new note settled in full the note with Strategic in the principal amount of $50,000 plus accrued interest of $3,869. In addition, the Company incurred finance costs of $10,774. The principal and accrued interest is payable on November 30, 2012 or such earlier date as defined in the agreement. The note is convertible by Genesis at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. In December 2011, $36,000 of principal was converted into 2,517,483 shares of common stock.  During the year ended December 31, 2012, $28,643 of principal was converted into 4,262,641 shares of common stock.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note #8”) in the amount of $60,000 to Genesis.  The principal and accrued interest is payable on June 1, 2012 or such earlier date as defined in the agreement.  The note is convertible by Genesis at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  During the year ended December 31, 2012, $42,000 of principal was converted into 29,276,017 shares of common stock.  As of December 31, 2012, the remaining loan balance is $18,000.  The Company determined since the loan was not converted prior to the due date of the convertible loan, the note ceased to be a derivative and became a note payable on demand.  For the year ended December 31, 2012 the Company converted $18,000 in loan balance in exchange for 10,000,000 shares with a fair value of $37,000.  The Company recorded a loss on conversion of $19,000.

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

Magna Group, LLC

On July 25, 2012, the Company issued a 12% convertible note (the “July 25 Note”) in the amount of $66,380 to Magna Group, LLC (“Magna”) in exchange for an account payable.  The principal and accrued interest is payable on or before March 25, 2013.   The note is convertible by Magna at any time.  The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the stock price for the three days prior to the date of conversion.  During the year  ended December 31, 2012, $66,380 of principal and accrued interest of $751 was converted into 33,375,462 shares of common stock

Hanover Group, LLC

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

DECEMBER 31, 2012

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

Panache Capital, LLC/WHC Capital, LLC

On November 7, 2012, the Company issued a 10% convertible note (the “November 7 Note”) in the amount of $31,982 to Panache Capital, LLC (“Panache”) in exchange for the account payable.  The principal and accrued interest is payable on or before October 24, 2013.   The note is convertible by Panache at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the three lowest stock prices for the ten days prior to the date of conversion.  During the year ended December 31, 2012, $31,702 of principal was converted into 30,558,000 shares of common stock.

On November 6, 2012, the Company issued a 10% convertible note (the “November 6 Note”) in the amount of $13,000 to Panache Capital, , LLC (“Panache”).  The principal and accrued interest is payable on or before October 24, 2013.   The note is convertible by Panache at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the three lowest stock prices for the ten days prior to the date of conversion.

JSJ

In October 3, 2012, the Company issued a 10% convertible note (the “October 3 Note”) in the amount of $30,000 to JSJ Investment, Inc.  (“JSJ”)  The principal and accrued interest is payable on or before October 3, 2013.   The note is convertible by JSJ at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest days during the ten day trading period prior to the date of conversion.

Auctus Private Equity Fund, LLC

In October 5, 2012, the Company issued a 8% convertible note (the “October 5 Note”) in the amount of $36,750 to Auctus Private Equity Fund, LLC  (“Auctus”).  The principal and accrued interest is payable on or before July 5, 2013.   The note is convertible by Auctus  at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the two days during the ten day trading period prior to the date of conversion.

Fife

In December of 2012, the Company entered into a $325,000 convertible note consisting of three tranches to be drawn down with the first tranche totaling $125,000, including $25,000 in loan costs and an additional two tranches totaling $200,000.  The note bears a 5% annual interest rate and matures eighteen months from the issuance.  The note is convertible into common shares of the Company based on 70% of the average of the 3 lowest closing prices of the common stock for the proceeding 15 consecutive trading days immediately prior to the conversion.  As of December 31, 2012, the Company only drew down the first tranche totaling $125,000.  In 2013, the Company advised the lender that they are terminating the agreement and will not be drawing down the remaining $200,000.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair values upon issuance of the January 2011 Note of $12,478, April 2011 Note of $32,704, May 2011 Note of $16,570, July 2011 Note of $30,962, August 2011 Note of $32,500, September 2011 Note of $21,507, November 2011 Note of $28,344, November 2011 Note #2 of $32,500, November 2011 Note #3 of $12,488, November 2011 Note #4 of $18,731, November 2011 Note #5 of $31,000, November 2011 Note #6 of $22,982, November 2011 Note #7 of $64,643 November 2011 Note #8 of $34,028, February 13, 2012 Note #9 of $61,297,  June 7, 2012  Note #10 of $32,582, July 10, 2012 Note #11 of $23,800, July 25, 2012 Note #12 of $3,300,  July 25, 2012 Note #13 of $26,600, August 6, 2012 Note #14 of $21,100, August 29, 2012 Note #15 of $6,500,September 7, 2012 Note #16 of $12,900,  October 3, 2012 Note #17 of $ 18,763, October 5, 2012 Note #18 of $34,549,  November 6, 2012 Note #19 of $15,117, November 7, 2012 Note #20 of $40,874, and December 12, 2012 Note  #21 of $1,526,  were recorded as a derivative liability and a discount to the convertible debt. Amortization of debt discount amounted to $330,433 and $199,895 for years ended December 31, 2012 and 2011, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. For the years ended December 31, 2012 and 2011, the Company recorded an unrealized (loss) gain from the change in the fair value of the derivative liability of $235,882 and $176,841, respectively.  Convertible debt as of December 31, 2012 ($353,030) and December 31, 2011 ($563,274) is shown net of debt discount in the amount of $95,284 and $198,723, respectively.

The Black-Scholes model was valued with the following inputs:

•

Stock Price - The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.01 to $0.003 in the period January 1, 2012 through December 31, 2012.

•

Variable Conversion Price - The variable conversion price was based on: (i) 80% of the lowest Stock Price out of the last 10 trading days prior to the Valuation Date (Tangiers); (ii) 62.5%, 61% and 60% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher); (iii) 80% of the 5 day average Stock Price for the last 5 trading days prior to Valuation Date (Strategic); (iv) 35% of the lesser of Stock Price 1 day prior to conversion or the average of the 5 trading days  ending 1 day prior to Valuation Date (Caesar); (v) 65% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Panache) and (Genesis), (vi) 95% of the average of the 5 lowest Stock Price during the 10 trading days ending 1 day prior to the Valuation Date (TCA Global) , (vii) 60% of the average of the 10 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (Asher) , (viii) 60% of the average of the stock price for the three days prior to the date of conversion (Hanover), (ix) 40% of the average of the stock price for the three days prior to the date of conversion (Magna Group), (x) 65%  of the average of the 3 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (JSJ Investments), (xi) 62.5%  of the average of the 2 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (Auctus Private Equity Fund), (xii)  60%  of the average of the 3 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (WHC Capital), (xiii) Adjustment of Conversion Price upon Issuance of Common Stock. Except with respect to Excluded Securities, if and whenever on or after the Issuance Date the Company issues or sells Common Stock, Options, Convertible Securities, or upon any conversion or Deemed Issuance, or in accordance with subsections (a) through (e) below is deemed to have issued or sold, any shares of Common Stock (including without limitation the issuance or sale of shares of Common Stock owned or held by or for the account of the Company, but excluding any Excluded Securities issued or sold or deemed to have been issued or sold) for a consideration per share (the "New Issuance Price") less than a price equal to the Conversion Price in effect immediately prior to such issue, conversion, or sale or deemed issuance or sale (such Conversion Price then in effect is referred to herein as the "Applicable Price") (the foregoing a "Dilutive Issuance"), then, immediately after such Dilutive Issuance, the Conversion Price then in effect shall be reduced to an amount equal to the New Issuance Price (Fife).

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

•

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 12 months to 0 months in the period January 1, 2012 through December 31, 2012.

•

Risk Free Rate - The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.10% to 0.21% in the period January 1, 2012 through December 31, 2012.

•

Volatility - The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies ranged from 42% to 101% in the period from January 1, 2012 through December 31, 2012.

[8] Modification of Convertible Debt (Extinguishment Accounting)

During the year ended December 31, 2012 the Company modified the terms of certain convertible debentures which extended the term of the debt. In connection with the modification, the Company compared the present value of both old and new convertible debt.  The Company determined that the present value of the new convertible debt exceeded the present value of the old convertible debt by more than 10%, which resulted in the application of extinguishment accounting. The modification of the debt instrument for the year ended December 31, 2012, resulted in debt instruments being exchanged with substantially different terms and extinguishment accounting was applied resulting in a loss on extinguishment of debt as follows:

Date of Modification	Original Debt	Loss on Extinguishment
August 29, 2012	$23,069	$16,474

[9] Equipment Held Under Capital Leases

The Company’s equipment held under the capital lease obligations as of December 31, 2012 and December 31, 2011 is summarized as follows:

	December 31, 2012	December 31, 2011
Showroom Equipment	$40,000	$40,000
Less: Accumulated Amortization	39,943	32,667

Equipment Held under Capitalized Lease Obligations - Net	$57	$7,333

Amortization related to the equipment held under capital leases is calculated using the straight-line method over the five year useful lives of the assets.  For the years ended December 31, 2012 and 2011 amortization was approximately $7,277 and $8,000 respectively.

The capital lease obligation was paid in full during 2011.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

[10] Income Taxes

Deferred income tax assets [liabilities] are as follows:

	December 31,
	2012	2011

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$603,142	$413,718
Allowance for Doubtful Accounts	--	48,104
Start-up Costs	14,286	15,501
Totals	617,428	477,323

Deferred Income Tax Liabilities:
Property and Equipment	(30,898)	(23,651)

Gross Deferred Tax Asset [Liability]	568,530	453,672

Valuation Allowance for Deferred Taxes	(568,530)	(453,672)
Net Deferred Tax Asset [Liability]	$--	$--

Reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	2012	2011

U.S. statutory rate	(34%)	(34%)
State income taxes - net of federal benefit	6%	6%
Change in valuation allowance and other	28%	28%
Effective rate	--	--

At December 31, 2012, the Company had approximately $1,516,687 of federal net operating tax loss carryforwards expiring at various dates through 2032.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance increased (decreased) by approximately $114,858 and $152,000 in the years ended December 31, 2012 and 2011, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

[11] Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of common stock, par value $.001 per share and 51 shares of preferred stock, par value $.001 per share. At December 31, 2012 and December 31, 2011, there were 361,970,539 and 41,302,182 common shares issued and outstanding, respectively. In October 2009, the Company affected a 12 for 1 forward split of its common stock. Effective June 8, 2012, the Company amended its Articles of Incorporation to change the Company’s authorized capital from 200,000,000 common shares to 500,000,000 common shares of stock.  Effective November 29, 2012, the Company amended its Articles of Incorporation to change the Company’s authorized capital from 500,000,000 common shares to 1,500,000,000 common shares of stock.  Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been retroactively adjusted to reflect such stock splits. Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock, par value $0.001 to its CEO (see Note 10).  The Series A Preferred Stock pays no dividends and has no conversion rights. Each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company.

During the year ended December 31, 2012, the Company issued an aggregate of 93,284,364 shares of common stock to Asher for conversion of its convertible debt.  The shares are valued at $194,500.

During the year ended December 31, 2012, the Company issued an aggregate of 43,538,658 shares of common stock to Genesis for conversion of its convertible debt.  The shares are valued at $195,063.

During the year ended December 31, 2012, the Company issued an aggregate of 3,996,000 shares of common stock to Caesar Capital Group for conversion of its convertible debt.  The shares are valued at $9,990.

During the year ended December 31, 2012, the Company issued an aggregate of 15,119,306 shares of common stock to Panache Capital for conversion of its convertible debt.  The shares are valued at $60,710.

During the year ended December 31, 2012, the Company issued an aggregate of 46,949,623 shares of common stock to Magna Group for conversion of its convertible debt.  The shares are valued at $90,813.

During the year ended December 31, 2012, the Company issued an aggregate of 30,558,000 shares of common stock to WHC Capital for conversion of its convertible debt.  The shares are valued at $31,702.

During the year ended December 31, 2012, the Company issued an aggregate of 30,923,445 shares of common stock to JSJ for conversion of its convertible debt.  The shares are valued at $54,649.

During the year ended December 31, 2012, the Company issued an aggregate of 49,236,111 shares of common stock to TSA for conversion of its convertible debt.  The shares are valued at $97,014.

In August 28, 2012, the Company issued 4,000,000 shares of common stock for payment of legal fees.  The shares are valued at $16,000, the fair value of the legal services at date of issuance.    On October 12, 2012, the Company issued 10,000,000 shares of common stock for payment of legal fees.  The shares are valued at $33,000, the fair value of the legal services at date of issuance. For the year ended December 31, 2012 the company recorded $37,437 in legal fees and $11,630 as a prepaid expense for future services.

In March 2011, the Company issued an aggregate of 1,988,054 shares of common stock valued at $23,558 to its Chief Executive Officer pursuant to his employment agreement (see Note 10).

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In December 2011, the Company issued 1,736,111 shares of common stock to TCA Global for deferred offering costs. The shares are valued at $31,250. The Company also recorded 5,208,333 common shares issuable to TCA Global for deferred offering costs. The agreement was terminated in 2012, and 6,944,444 shares were cancelled.   The company reclassified deferred offering costs to additional paid in capital as stock offering costs for $93,750 and remaining balance is $0 as of December 31, 2012.

[12] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At December 31, 2012 and December 31, 2011, $235,317 and $323,086, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.15% and 3.25% at December 31, 2012 and December 31, 2011, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

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

DECEMBER 31, 2012

[13] Commitments and Contingencies

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

Rent expense for the Company's operating leases for year ended December 31, 2012 and 2011 amounted to approximately $13,200 and $16,000, respectively.

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

Committed Equity Facility Agreement - In November 2011, the Company entered into a committed equity facility agreement (THE “Agreement”) with TCA Global to issue and sell from time to time up to $2,500,000 of the Company’s common stock at 95% of the market price to TCA Global, as defined in the Agreement. The Company incurred a non-refundable facility fee of $125,000 (5%) payable in shares of the Company’s common stock which was recorded as deferred offering cost. The fee is to be paid in four quarterly installments.  The Company issued 1,736,111 shares of common stock valued at $31,250 for the first installment at the date of execution of the Agreement.  The Company has also recorded common stock issuable for the remaining three installments in the amount of 5,208,333 common shares valued at $93,750.  The Agreement was terminated in 2012 and 6,944,444 shares were cancelled.  The company reclassified deferred offering costs to additional paid in capital as stock offering costs for $93,750 and remaining balance is $0 as of December 31, 2012.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

Litigation - The Company is currently a defendant in a litigation filed by Moti Ganz USA, Ltd., as plaintiff, involving the return of a piece of jewelry valued at approximately $12,000.  As of December 31, 2012 the Company finalized the negotiations and the jewelry was returned to the Company.

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

[14] Subsequent Events

Subsequent to the year end, the Company issued 268,259,105 shares of common stock for conversion of debt. The shares are valued at $200,107 pursuant to the terms of the various convertible debt agreements.

In January 18, 2013, the Company issued 3,250,000 shares of common stock for payment of professional services.  The shares are valued at $3,900, the fair value of the professional services at date of issuance.