Form 10-Q
period 2013-03-31
Bergio International, Inc.
filed 2013-05-15
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2013

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

As of May 13, 2013, there were 846,067,644 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BERGIO INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2013

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012
Assets:

Current Assets:
Cash	$967	$52,703
Accounts Receivable - Net	763,005	1,002,529
Inventory	1,954,292	1,800,135
Prepaid Expenses	26,375	22,665
Deferred Financing Costs	-	49,883

Total Current Assets	2,744,639	2,927,915

Property and Equipment - Net	122,014	110,635

Other Assets:
Deferred Offering Costs	34,460	-
Investment in Unconsolidated Affiliate	5,828	5,828

Total Other Assets	40,288	5,828

Total Assets	$2,906,941	$3,044,378

Liabilities and Stockholders' Equity:

Current Liabilities:
Accounts Payable and Accrued Liabilities	$287,688	$393,086
Bank Lines of Credit - Net	112,594	114,693
Convertible Debt, Net	83,762	134,193
Current Maturities of Notes Payable	64,008	157,167
Advances from Stockholder - Net	209,379	235,317
Derivative Liability	413,652	298,187
Total Current Liabilities	1,171,083	1,332,643

Long Term Liabilities:
Convertible Debt, Net	123,801	123,553
Notes Payable	74,649	81,386
Total Long Term Liabilities	198,450	204,939

Commitments and Contingencies	-	-

Total Liabilities	1,369,533	1,537,582

Stockholders' Equity
Series A Preferred Stock - $.001 Par Value, 51 Shares
Authorized, 51 and 51 Shares Issued and Outstanding (See Note 11)	-	-
Common Stock, $0.001 Par Value; 1,500,000,000 Shares Authorized,
725,529,038 and 361,970,539 Issued and Outstanding	725,528	361,970
Additional Paid-In Capital	4,825,180	4,877,708
Accumulated Deficit	(4,013,300)	(3,732,882)
Total Stockholders' Equity	1,537,408	1,506,796

Total Liabilities and Stockholders' Equity	$2,906,941	$3,044,378

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Sales - Net	$316,770	$329,947

Cost of Sales	192,066	135,660

Gross Profit	124,704	194,287

Selling Expenses	38,201	38,528

General and Administrative Expenses	174,336	188,210

Total Operating Expenses	212,537	226,738

Loss from Operations	(87,833)	(32,451)

Other Income (Expense)
Interest Income	-	828
Interest Expense	(15,717)	(16,717)
Derivative Expense	(51,436)	(28,797)
Amortization of Debt Discount	(68,888)	(130,038)
Change in Fair Value of Derivative	(35,620)	6,278
Amortization of Deferred Financing Costs	(20,924)	(20,772)
Total Other Income (Expense)	(192,585)	(189,218)

Loss From Operations Before Income Taxes	(280,418)	(221,669)

Provision for Income Taxes	-	-

Net Loss	$(280,418)	$(221,669)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding
Basic and Diluted	528,828,965	49,989,242

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
AS OF MARCH 31, 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance - December 31, 2010	-	$ -	11,159,574	$ 11,159	$ 4,021,593	$ (2,936,120)	$ 1,096,632

Issuance of common and preferred stock:
Issuance of common stock for accrued compensation	-	-	1,988,054	1,988	21,570	-	23,558
Issuance of common stock for debt conversion	-	-	19,236,424	19,237	281,139		300,376
Issuance of common stock for professional services	-	-	533,553	534	34,147	-	34,681
Issuance of common stock for payment of accounts payable	-	-	1,040,133	1,040	30,060	-	31,100
Issuance of common stock for deferred offering cost	-	-	2,136,111	2,136	49,114	-	51,250
Common stock issuable for deferred offering cost	-	-	5,208,333	5,208	88,542	-	93,750
Issuance of preferred stock to CEO	51
Net loss, for the year ended December 31, 2011	-	-	-	-	-	(408,328)	(408,328)
Balance - December 31, 2011	51	-	41,302,182	41,302	4,526,165	(3,344,448)	1,223,019

Issuance of common stock for debt conversion	-	-	313,605,507	313,605	420,835	-	734,441
Issuance of common stock for professional services	-	-	14,000,000	14,000	35,000	-	49,000
Reclassification of derivative liability associated with convertible debt	-	-	-	-	63,771	-	63,771
Reclassification of stock offering costs to additional paid in capital	-	-	-	-	(50,000)	-	(50,000)
Cancellation of shares	-	-	(6,937,150)	(6,937)	(118,063)	-	(125,000)
Net loss, for the year ended December 31, 2012	-	-	-	-	-	(388,434)	(388,434)
Balance - December 31, 2012	51	-	361,970,539	361,970	4,877,708	(3,732,882)	1,506,796

Issuance of common stock for debt conversion	-	-	350,558,499	350,558	(124,410)	-	226,148
Issuance of common stock for professional services	-	-	13,000,000	13,000	2,600	-	15,600
Reclassification of derivative liability associated with convertible debt	-	-	-	-	69,282	-	69,282
Net loss, for the three months ended March 31, 2013	-	-	-	-	-	(280,418)	(280,418)
Balance - March 31, 2013	51	$ -	725,529,038	$ 725,528	$ 4,825,180	$ (4,013,300)	$ 1,537,408

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net loss	$(280,418)	$(221,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,465	5,370
Stock Issued for Services	15,600	-
Amortization of Debt Discount and Deferred Financing Costs	89,811	150,810
Derivative Expense	51,436	28,797
Change in Fair Value of Derivative Liabilities	35,620	(6,278)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	239,524	2,070
Inventory	(154,157)	(145,265)
Prepaid Expenses	(3,710)	(11,570)
Other Receivable	-	65,000
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	(98,630)	91,171
Net Cash Used In Operating Activities	(100,459)	(41,564)

Investing Activities:
Capital Expenditures	(15,844)	(10,640)
Proceeds From Subsidiary	-	(828)
Net Used In Investing Activities	(15,844)	(11,468)

Financing Activities:
Advances of Bank Lines of Credit - Net	(2,099)	18,172
Proceeds from Convertible Debt	103,000	32,500
Repayments of Note Payable	(4,839)	(3,284)
Advances from Stockholder - Net	(25,995)	(101,842)
Deferred Offering Costs	(5,500)	(2,500)
Net Cash Provided By (Used In) Financing Activities	64,567	(56,954)

Net Change in Cash	(51,736)	(109,986)

Cash - Beginning of Periods	52,703	128,238

Cash - End of Periods	$967	$18,252

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,999	$-
Cash paid for income taxes	$100	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt Discount from Fair Value of Imbedded Derivative	$97,692	$32,500
Issuance of Common Stock for Convertible Debt and Accrued Interest	$232,916	$135,232
Reclassification from Line of Credit to Demand Note	$75,000	$-
Reclassification of Derivative Liability to Additional Paid in Capital	$69,282	$27,373

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

[1] Nature of Operations and Basis of Presentation

Nature of Operations - Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc.  On October 21, 2009, as a result of a Share Exchange Agreement, the corporate name was changed to Bergio International, Inc. and the Company implemented a 12-for-1 forward stock split of its common shares.  Effective November 29, 2012, the Company amended its Articles of Incorporation to change the Company’s authorized capital from 500,000,000 common shares to 1,500,000,000 common shares of stock.  Effective June 8, 2012, the Company amended its Articles of Incorporation to change the Company’s authorized capital from 200,000,000 common shares to 500,000,000 common shares of stock.  Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been adjusted to reflect such stock splits.  The Company is engaged in the product design, manufacturing and distribution of fine jewelry, primarily in the United States, and is headquartered in Fairfield, New Jersey. Based on the nature of operations, the Company’s sales cycle experiences significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

Basis of Presentation - The accompanying unaudited interim financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at March 31, 2013 and December 31, 2012.

Accounts Receivable - Accounts receivable is generated from sales of fine jewelry to retail outlets throughout the United States. At March 31, 2013 and December 31, 2012, accounts receivable were substantially comprised of balances due from retailers.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. The Company historically has been able to collect the accounts receivable balance during a period of nine months to a year.  As of March 31, 2013 and December 31, 2012, an allowance for doubtful accounts of $0 and $0 respectively has been provided. An officer of the Company has personally guaranteed a customer account receivable balance of $70,926.

Other Receivable - In February 2010, the Company sold all its shares in Diamond Information Institute, Inc. to an unrelated party for $225,000, and recognized a gain from the sale of $225,000. Payments due on the receivable are in arrears and the Company has initiated legal proceedings against the purchaser.  The receivable balance as of March 31, 2013 and December 31, 2012, is $0 and $0, respectively.  Subsequent to December 31, 2011, the Company received a $65,000 payment on the receivable.  Management believes the remaining balance will be collected, but due to its uncertainty, has recorded an allowance of the full amount owed of $72,500 as other expenses.

Inventories - Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions.  The Company, from time to time, maintains balances in financial institutions beyond the insured amounts.  At March 31, 2013 and December 31, 2012, the Company had no cash balances beyond the federally insured amounts.

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

MARCH 31, 2013

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

*

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

*

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

*

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of March 31, 2013 the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The following are the major categories of liabilities measured at fair value on a recurring basis: as of December 31, 2012 and December 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2013				December 31, 2012

	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$-	413,652	-	413,652	$-	298,187	-	298,187

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, in which the Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At March 31, 2013 and December 31, 2012, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

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

Advertising and Promotional Costs - Advertising and promotional costs are expensed as incurred and are recorded as part of Selling Expenses in the Statement of Operations.  The total cost for the three months ended March 31, 2013 and 2012, was approximately $9,690 and $38,361 respectively.

The Company prepays costs associated with trade shows which are recorded as Prepaid Expenses in the Balance Sheet and are charged to the Statement of Operations upon the trade shows being conducted. At March 31, 2013 and December 31, 2012, $26,375 and $22,665, respectively, of trade show expenses have been recorded.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Basic and Diluted Loss Per Share - Basic earnings per share includes no dilution and is computed by dividing earnings  available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three months ended March 31, 2013 and 2012, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 7. For the three months ended March 31, 2013 and 2012, 821,942,308 and 73,943,422 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

The following table sets forth the computation of basic earnings per share:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Net income (loss) for the period	$(280,418)	$(221,669)

Weighted average number of shares outstanding	528,828,965	49,989,242

Basic earnings per share	$(0.00)	$(0.02)

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2013 through the issuance of the accompanying financial statements.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

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

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet - Subtopic 954-430, Health Care Entities - Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

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

[4] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	March 31, 2013	December 31, 2012

Selling Equipment	$ 8,354	$ 8,354
Office and Equipment	399,164	383,320
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total - At Cost	433,786	417,942
Less: Accumulated Depreciation and Amortization	311,772	307,307

Property and Equipment - Net	$ 122,014	$ 110,635

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012, was $4,465 and $5,370, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

[5] Notes Payable

	March 31, 2013	December 31, 2012

Notes payable due in equal monthly installments, over 60 months, maturing through April 2014 at interest rates of 10.52%. The notes are collateralized by the assets of the Company.	$27,389	$31,035

Note payable due on demand, matured December 22, 2012 at interest rate of 12%	37,518	132,518

Credit line of $75,000 as of January 31, 2013 was converted to a term loan. Notes payable due in equal monthly installments, over 60 months, maturing through February 2018 at interest rates of 5%. The notes are collateralized by specific assets of the Company.	73,750	75,000

Total	138,657	238,553
Less: Current Maturities Included in Current Liabilities	64,008	157,167

Total Long-Term Portion of Debt	$74,649	$81,386

[6] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	March 31, 2013	December 31, 2012
Various unsecured Credit Cards of $161,000, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At March 31, 2013 and December 31, 2012, the interest rates ranged from 3.99% to 24.90%.	112,594	114,693

Total	112,594	114,693

Less: Current maturities included in current liabilities	112,594	114,693

Total Long-Term Portion	$--	$--

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

[7] Convertible Debt

Asher

On March 4, 2013, the Company issued an 8% convertible note (the “March 4 Note”) in the amount of $53,000 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on December 6, 2013 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

On September 7, 2012, the Company issued an 8% convertible note (the “September 7 Note”) in the amount of $32,500 to Asher. The principal and accrued interest is payable on June 11, 2013 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the three months ended March 31, 2013, the principal of $8,600 was converted into 23,888,889 shares of common stock.

On August 6, 2012, the Company issued an 8% convertible note (the “August 6 Note”) in the amount of $37,500 to Asher. The principal and accrued interest is payable on May 8, 2013 or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the three months ended March 31, 2013, the principal of $37,500 and $1,500 of accrued interest was converted into 71,410,256 shares of common stock.

On July 10, 2012, the Company issued an 8% convertible note (the “July 10 Note”) in the amount of $32,500 to Asher. The principal and accrued interest is payable on April 12, 2013, or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the three months ended March 31, 2013, the principal of $32,500 and $1,300 of accrued interest was converted into 56,661,616 shares of common stock.

On June 7, 2012, the Company issued an 8% convertible note (the “June 7 Note”) in the amount of $37,500 to Asher.  The principal and accrued interest is payable on March 11, 2013 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2012, the principal of $36,000 was converted into 36,060,606 shares of common stock. During the three months ended March 31, 2013, the principal of $10,500 and $1,500 of accrued interest was converted into 18,750,000 shares of common stock.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note”) in the amount of $39,522 to Asher in consideration for payment of a line of credit with a principal balance of $36,971 plus interest of $2,551 (See Note 7).  The principal and accrued interest is payable on December 31, 2012, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after issue with conversion periods as defined in agreement.  The note is convertible into shares of the Company’s common stock at a price of 61% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  In November 2011, the convertible note was converted into 2,333,134 shares of common stock.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

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

Panache/JSJ Investments

In November 2011, the Company issued a 10% convertible Note (the “November 2011 Note #3”) in the amount of $50,000 to Panache Capital, LLC (“Panache”).  The principal and accrued interest is payable on November 16, 2012 or such earlier date as defined in the agreement.  The note is convertible by Panache at any time after issue with conversion periods as defined in agreement.  The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. On August 10, 2012, the Company assigned the $50,000 convertible note to JSJ Investments, Inc. with conversion terms remaining the same. During the year ended December 31, 2012, $50,000 of principal and $4,649 of accrued interest was converted into 30,923,445 shares of common stock.

In November 2011, the Company issued a 10% convertible note (the “November 2011 Note #4”) in the amount of $75,000 to Panache in consideration for payment of a note payable (See Note 5).  The principal and accrued interest is payable on November 16, 2012 or such earlier date as defined in the agreement.  The note is convertible by Panache at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.  In November and December 2011, $16,369 of principal was converted into 1,100,000 shares of common stock. During the year ended December 31, 2012, $58,631 of principal and $2,079 of accrued interst was converted into 15,119,306 shares of common stock.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Caesar/Magna Group, LLC

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #5”) in the amount of $31,000 to Caesar Capital Group, LLC (“Caesar”).  The principal and accrued interest is payable on August 11, 2012 or such earlier date as defined in the agreement.  The note is convertible by Caesar at any time after the six month anniversary of the issue date with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 35% of the lesser of closing bid price one day prior to conversion or the average of the five trading days one day prior to conversion. During the year ended December 31, 2012, $9,990 of principal was converted into 3,996,000 shares of common stock. On August 29, 2012, the principal of $21,010 and accrued interest of $2,059 was sold to Magna Group, LLC. The extended due date is April 6, 2013. The interest rate on the note remained the same. The Company determined that the modification of this debt instrument resulted in debt instrument being exchanged with different terms and applied extinguishment accounting resulting in a loss on extinguishment of debt. (See Note 8). During the year ended December 31, 2012, $24,058 of principal and $375 of accrued interest was converted into 13,574,161 shares of common stock.

TCA Global

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #6”) in the amount of $200,000 to TCA Global Credit Master Fund, LP (“TCA Global”). The principal and accrued interest is payable on December 22, 2012 or such earlier date as defined in the agreement. The note is convertible by TCA Global at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 95% of the average of the five lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2012, $67,482 was converted into 49,236,111 shares of common stock and a loss upon settlement of $29,532 given the note matured and the instrument ceased to be a derivative liability. During the three months ended March 31, 2013, $95,000 was converted into 90,000,000 shares of common stock and a gain upon settlement of $1,000. As of March 31, 2013, the remaining balance of the demand note is $37,518.

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

MARCH 31, 2013

(UNAUDITED)

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

Magna Group, LLC

On July 25, 2012, the Company issued a 12% convertible note (the “July 25 Note #13”) in the amount of $66,380 to Magna Group, LLC (“Magna”) in exchange for an account payable. The principal and accrued interest is payable on or before March 25, 2013. The note is convertible by Magna at any time. The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the stock price for the three days prior to the date of conversion. During the year ended December 31, 2012, $66,380 of principal and accrued interest of $751 was converted into 33,375,462 shares of common stock

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Hanover Group, LLC

On July 25, 2012, the Company issued a 12% convertible note (the “July 25 Note #12”) in the amount of $26,000 to Hanover Holdings I, LLC (“Hanover”). The principal and accrued interest is payable on or before July 25, 2013. The note is convertible by Hanover at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the stock price for the three days prior to the date of conversion. During the three months ended March 31, 2013, the principal of $26,000 and accrued interest of $1,746 was converted into 62,626,472 shares of common stock.

On August 29, 2012, the Company issued a 12% convertible note (the “August 29 Note”) in the amount of $9,000 to Hanover. The principal and accrued interest is payable on or before August 29, 2013. The note is convertible by Hanover at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the stock price for the three days prior to the date of conversion. During the three months ended March 31, 2013, the principal of $9,000 and $540 of accrued interest was converted into 26,500,000 shares of common stock.

Panache Capital, LLC/WHC Capital, LLC

On November 7, 2012, the Company issued a 10% convertible note (the “November 7 Note”) in the amount of $31,982 to Panache Capital, LLC (“Panache”) in exchange for the account payable.  The principal and accrued interest is payable on or before October 24, 2013. The note is convertible by Panache at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the three lowest stock prices for the ten days prior to the date of conversion.  During the year ended December 31, 2012, $31,702 of principal was converted into 30,558,000 shares of common stock. During the three months ended March 31, 2013, the principal of $280 and $182 of accrued interest was converted into 721,266 shares of common stock.

On November 6, 2012, the Company issued a 10% convertible note (the “November 6 Note”) in the amount of $13,000 to Panache.  The principal and accrued interest is payable on or before October 24, 2013.   The note is convertible by Panache at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the three lowest stock prices for the ten days prior to the date of conversion.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Auctus Private Equity Fund, LLC

In October 5, 2012, the Company issued a 8% convertible note (the “October 5 Note”) in the amount of $36,750 to Auctus Private Equity Fund, LLC (“Auctus”).  The principal and accrued interest is payable on or before July 5, 2013. The note is convertible by Auctus at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5%of the average of the two days during the ten day trading period prior to the date of conversion.

Fife

In December of 2012, the Company entered into a $325,000 convertible note (the "December 12, 2012 Note #21") consisting of three tranches to be drawn down with the first tranche totaling $125,000, including $25,000 in loan costs and an additional two tranches totaling $200,000. The note bears a 5% annual interest rate and matures eighteen months from the issuance. The note is convertible into common shares of the Company based on 70% of the average of the 3 lowest closing prices of the common stock for the proceeding 15 consecutive trading days immediately prior to the conversion. As of December 31, 2012, the Company only drew down the first tranche totaling $125,000. In 2013, the Company advised the lender that they are terminating the agreement and will not be drawing down the remaining $200,000. However, on February 11, 2013 the Company drew down an additional $50,000.  As of March 31, 2013, $175,000 is owed.

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair values upon issuance of the January 2011 Note of $12,478, April 2011 Note of $32,704, May 2011 Note of $16,570, July 2011 Note of $30,962, August 2011 Note of $32,500, September 2011 Note of $21,507, November 2011 Note of $28,344, November 2011 Note #2 of $32,500, November 2011 Note #3 of $12,488, November 2011 Note #4 of $18,731, November 2011 Note #5 of $31,000, November 2011 Note #6 of $22,982, November 2011 Note #7 of $64,643 November 2011 Note #8 of $34,028, February 2012 Note  of $61,297,  June 7 Note of $32,582, July 10 Note of $23,800, July 25, 2012 Note #12 of $3,300,  July 25, 2012 Note #13 of $26,600, August 6 Note of $21,100, August 29 Note of $6,500, September 7 Note of $12,900,  October 3 Note of $ 18,763, October 5 Note of $34,549,  November 6 Note of $15,117, November 7 Note of $40,874, December 12, 2012 Note  #21 of $1,526, March 4 Note of $47,692,  were recorded as a derivative liability and a discount to the convertible debt. Amortization of debt discount amounted to $68,888 and $130,038 for the three months ended March 31, 2013 and 2012, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. For the three months ended March 31, 2013 and 2012, the Company recorded an unrealized (loss) gain from the change in the fair value of the derivative liability of $(35,620) and $6,278, respectively.  Convertible debt as of March 31, 2013 $(331,650) and December 31, 2012 $(390,264), is shown net of debt discount in the amount of $124,087 and $132,518, respectively.

The Black-Scholes model was valued with the following inputs:

*

Stock Price - The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.01 to $0.003 in the period January 1, 2012 through December 31, 2012.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

*

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

*

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 12 months to 0 months in the period January 1, 2013 through March 31, 2013.

*

Risk Free Rate - The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged from 0.10% to 0.21% in the period January 1, 2013 through March 31, 2013.

*

Volatility - The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies ranged from 42% to 101% in the period from January 1, 2013 through March 31, 2013.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

[8] Modification of Convertible Debt (Extinguishment Accounting)

During the year ended December 31, 2012, the Company modified the terms of certain convertible debentures which extended the term of the debt. In connection with the modification, the Company compared the present value of both old and new convertible debt. The Company determined that the present value of the new convertible debt exceeded the present value of the old convertible debt by more than 10%, which resulted in the application of extinguishment accounting. The modification of the debt instrument for the year ended December 31, 2012, resulted in debt instruments being exchanged with substantially different terms and extinguishment accounting was applied resulting in a loss on extinguishment of debt as follows:

Date of Modification	Original Debt	Loss on extinguishment
August 29, 2012	$23,069	$16,474

[9] Equipment Held Under Capital Leases

The Company’s equipment held under the capital lease obligations as of March 31, 2013 and December 31, 2012 is summarized as follows:

	March 31, 2013	December 31, 2012
Showroom Equipment	$40,000	$40,000
Less: Accumulated Amortization	40,000	39,943

Equipment Held under Capitalized Lease Obligations - Net	$--	$57

Amortization related to the equipment held under capital leases is calculated using the straight-line method over the five year useful lives of the assets.  For the three months ended March 31, 2013 and 2012  amortization was approximately $57 and $1,983 respectively.

The capital lease obligation was paid in full during 2011.

[10] Stockholders’ Equity

The Company is authorized to issue 1,500,000,000 shares of common stock, par value $0.001 per share, and 51 shares of preferred stock, par value $0.001 per share. At March 31, 2013 and December 31, 2012, there were 725,529,038 and 361,970,539 common shares issued and outstanding, respectively.  Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock, par value $0.001 to its CEO (see Note 10).  The Series A Preferred Stock pays no dividends and has no conversion rights. Each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company.

During the three months ended March 31, 2013, the Company issued an aggregate of 170,710,761 shares of common stock to Asher for conversion of its convertible debt.  The shares are valued at $93,400.

During the three months ended March 31, 2013, the Company issued an aggregate of 90,000,000 shares of common stock to TCA Global for conversion of its convertible debt.  The shares are valued at $95,000.

During the three months ended March 31, 2013, the Company issued an aggregate of 89,126,472 shares of common stock to Hanover for conversion of its convertible debt. The shares are valued at $37,286.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

During the three months ended March 31, 2013, the Company issued an aggregate of 721,266 shares of common stock to WHC Capital for conversion of its convertible debt.  The shares are valued at $462.

During the year ended December 31, 2012, the Company issued an aggregate of 93,284,364 shares of common stock to Asher for conversion of its convertible debt.  The shares are valued at $194,500.

During the year ended December 31, 2012, the Company issued an aggregate of 43,538,658 shares of common stock to Genesis for conversion of its convertible debt.  The shares are valued at $195,063.

During the year ended December 31, 2012, the Company issued an aggregate of 3,996,000 shares of common stock to Caesar for conversion of its convertible debt.  The shares are valued at $9,990.

During the year ended December 31, 2012, the Company issued an aggregate of 15,119,306 shares of common stock to Panache for conversion of its convertible debt.  The shares are valued at $60,710.

During the year ended December 31, 2012, the Company issued an aggregate of 46,949,623 shares of common stock to Magna for conversion of its convertible debt. The shares are valued at $90,813.

During the year ended December 31, 2012, the Company issued an aggregate of 30,558,000 shares of common stock to WHC Capital for conversion of its convertible debt.  The shares are valued at $31,702.

During the year ended December 31, 2012, the Company issued an aggregate of 30,923,445 shares of common stock to JSJ for conversion of its convertible debt.  The shares are valued at $54,649.

During the year ended December 31, 2012, the Company issued an aggregate of 49,236,111 shares of common stock to TCA Global for conversion of its convertible debt.  The shares are valued at $97,014.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

In October 2011, the Company issued 400,000shares of common stock for deferred offering costs.  The shares are valued at $20,000, the fair value at date of issuance.

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

In December 2011, the Company issued 1,736,111 shares of common stock to TCA Global for deferred offering cost. The shares are valued at $31,250. The Company also recorded 5,208,333 common shares issuable to TCA Global for deferred offering costs. The agreement was terminated in 2012, and 6,944,444 shares were cancelled.   The company reclassified deferred offering costs to additional paid in capital as stock offering costs for $125,000 and remaining balance is $0 as of December 31, 2012.

[11] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At March 31, 2013 and December 31, 2012, $209,379 and $235,317, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.15% and 3.25% at March 31, 2013 and December 31, 2012, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

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

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013.

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

Rent expense for the Company's operating leases for the three months ended March 31, 2013 and 2012 amounted to approximately $3,330 and $3,300, respectively

Acquisition - The Company entered into an Asset Purchase Agreement with Mario Panelli & C. s.a.s. (“Seller”), an Italian distributor of high-end jewelry, and Mario Panelli and Mogni Viviana (collectively, the “Owners”), wherein the Company agreed to purchase the inventory of the Seller. The Company agreed to pay the Seller an amount equal to 100% of the book value of the Seller’s inventory as determined in accordance with U.S. generally accepted accounting principles. The closing date has been extended pending the Company obtaining adequate financing to complete the transaction.

Committed Equity Facility Agreement - In November 2011, the Company entered into a committed equity facility agreement (the "Agreement") with TCA Global to issue and sell from time to time up to $2,500,000 of the Company’s common stock at 95% of the market price to TCA Global, as defined in the Agreement. The Company incurred a non-refundable facility fee of $125,000 (5%) payable in shares of the Company’s common stock which was recorded as deferred offering cost. The fee is to be paid in four quarterly installments.  The Company issued 1,736,111 shares of common stock valued at $31,250 for the first installment at the date of execution of the Agreement.  The Company has also recorded common stock issuable for the remaining three installments in the amount of 5,208,333 common stock valued at $93,750.  The Agreement was terminated in 2012 and 6,944,444 shares were cancelled.  The Company reclassified deferred offering costs to additional paid in capital as stock offering costs for $93,750 and remaining balance is $0 as of December 31, 2012.

Litigation - The Company is currently a plaintiff in a litigation filed against Macau Consultants and Advisory Services, Inc., Diamond International, Inc., Stanley Larson, Merlin Larson, Dennis Atkins, Paul Crawford, et al, as defendants.  The litigation involves the sale of Diamond International, Inc. to Macau Consultants and Advisory Services, Inc. for a purchase price of $225,000. A past due receivable balance of $137,500 was due to the Company at December 31, 2011.  Subsequent to December 31, 2011, the Company received a payment of $65,000, leaving a remaining balance of $72,500.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

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

[13] Subsequent Events

Subsequent to March 31, 2013, the Company issued 115,920,931 shares of common stock for conversion of debt. The shares are valued at $48,740 pursuant to the terms of the various convertible debt agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by the Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

We concentrate our business on boutique, upscale jewelry stores. We currently sell our jewelry to approximately 50 independent jewelry retailers across the United States and 16 stores in Russia and have spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995. Our products consist of a wide range of unique styles and designs made from precious metals such as, gold, platinum, and Karat gold, as well as diamonds and other precious stones. We have approximately 100 to 150 product styles in our inventory, with prices ranging from $1,500 to $200,000. We have manufacturing control over our line as a result of having a manufacturing facility in New Jersey and Russia as well as subcontracts with facilities located in Italy.

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

Results of Operations

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following income and operating expenses tables summarize selected items from the statement of operations for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Income

	Three Months ended March 31,		Increase/
	2013	2012	(Decrease)

Sales - Net	$316,770	$329,947	(4)%

Cost of Sales	$192,066	$135,660	41.58%

Gross Profit	$124,704	$194,287	(35.81)%

Gross Profit as a Percentage of Revenue	39%	59%	(20)%

Sales

Net sales for the three months ended March 31, 2013, were $316,770, compared to $329,947 for the three months ended March 31, 2012.  This resulted in a decrease of $13,177, or 4%, from the comparable period.  The decrease in sales is primarily a result of a marginal slowdown in the U.S. market.

Typically, revenues experience significant seasonal volatility in the jewelry industry. The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results. The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2013, was $192,066, an increase of $56,406, or 41.58%, from $135,660 for the three months ended March 31, 2012.  The increase in cost of sales is primarily due to increased labor costs.

Gross Profit

During the three months ended March 31, 2013, our gross profit as a percentage of sales was 39%, compared to a gross profit as a percentage of sales of 59% for the three months ended March 31, 2012.  This decrease in gross profit percentage is primarily attributable to an increase in labor costs as mentioned above.

Operating Expenses

	Three Months Ended March 31,		Increase/
	2013	2012	(Decrease)

Selling Expenses	$38,201	$38,528	(0.85)%

Total General and Administrative Expenses	174,336	188,210	(7.37)%

Total Operating Expenses	$212 ,537	$226,738	(6.26)%

Other Income (Expense)	$(192,585)	$(189,218)	1.78%

Net Loss	$(280,418)	$(221,669)	26.50%

Selling Expenses

Total selling expenses were $38,201 for the three months ended March 31, 2013, which was approximately a $327, or 0.85%, decrease from $38,528 for the three months ended March 31, 2012.  Selling expenses include advertising, trade show expenses, travel and selling commissions.  The decrease in selling expenses during the three months ended March 31, 2013 is a result of management monitoring and controlling such expenses.

General and Administrative Expenses

General and administrative expenses were $174,336 for the three months ended March 31, 2013, versus $188,210 for the three months ended March 31, 2012, a decrease of approximately $13,874 or 7.37%.  The decrease in general and administrative expenses primarily results from management controlling such expenses in these difficult economic conditions

Income (Loss) from Operations

During the three months ended March 31, 2012, we had a loss from operations totaling $87,833, which was an increase of approximately $55,382 or 170.66% from the loss of $32,451 for the three months ended March 31, 2012. The main reason for the increase is due to the increase of labor costs.  In addition, the first quarter is traditionally a slow quarter in the jewelry industry.

Other Income (Expense)

Other income (Expense) in the three months ended March 31, 2013, is comprised primarily of the fair value change in our derivative of ($35,620), interest expense of $15,717, amortization of debt discount of $68,888, and amortization of deferred financing costs of $20,924.  Other income (Expense) in the three months ended March 31, 2012, is comprised primarily of the fair value change in our derivative of $6,278, net of net interest expense of $15,889, amortization of debt discount of $130,038, and amortization of deferred financing costs of $20,772.

Net Loss

We incurred a net loss of $280,418 for the three months ended March 31, 2013, compared to a net loss of $221,669 for the three months ended March 31, 2012.  This represented an increase in our net loss of approximately $58,749, or 26.50%, from the comparable period, the overall amount of net loss increased as a result of decrease in sales, increase in cost of sales, and increase in other expenses.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2013, compared to December 31, 2012.

	March 31, 2013	December 31, 2012	Increase/ (Decrease)

Current Assets	$2,744,639	$2,927,915	$(183,276)

Current Liabilities	$1,171,083	$1,332,643	$(161,560)

Working Capital	$1,573,556	$1,595,272	$(21,716)

At March 31, 2013, we had cash of $967 compared to a cash balance of $52,703 at December 31, 2012, a decrease of $51,736.  Over the next twelve months we believe that our existing capital combined with available borrowing under our bank line of credit and anticipated cash flow from operations will be sufficient to sustain our current operations. Additionally, our major stockholder has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital decreased by 1.36% as of March 31, 2013, as discussed below.

Accounts receivable at March 31, 2013 and December 31, 2012, was $763,005 and $1,002,529, respectively, representing a decrease of $239,524 or 23.89%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased. When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations. The decrease is mainly attributed to collecting receivables from prior periods.  Inventory at March 31, 2013 and December 31, 2012, was $1,954,292 and $1,800,135, respectively.  Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume. We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets. This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued expenses at March 31, 2013, were $287,688, compared to $393,086 at December 31, 2012, which represents a 26.81% decrease.  The main reason for the decrease is management’s attempt to control our payables in these economic conditions in order to improve our cash flow. Advances from our major stockholder at March 31, 2013, were $209,379, compared to $235,317 at December 31, 2012.  The decrease is a result of making re-payments to our major stockholder.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of March 31, 2013, we had two outstanding term loans.  The term loan, with Leaf Financial Corp., which is payable in monthly installments and matures in April 2014, had an original balance of $100,000.  The note bears an annual interest rate of 10.52% and as of March 31, 2013, there was an outstanding balance of $27,389.  The note is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.

In December 2011, we entered into a $75,000 bank line of credit agreement with Columbia Bank.  Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%. The line is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.  As of January 31, 2013, the credit line of $75,000 was converted to a term loan.  Note payable is due in equal monthly installments, over 60 months, maturing through February 2018 at interest rates of 5%.  The note is collateralized by specific assets of the Company as well as a personal guarantee by our CEO.

We had a bank line of credit of $55,000 with JPMorgan Chase Bank, which had an outstanding balance of $36,971 and was paid in the fourth quarter through an assignment and convertible debenture agreement with Asher Enterprises, Inc.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principle and as of March 31, 2013, have interest rates ranging from 3.99% to 8.75%.  As of March 31, 2013, we have outstanding balances related to these obligations of $112,594.

Convertible Debt

We have convertible debt notes maturing in various months during 2012, 2013 and 2014 with the latest maturity of June 12, 2014. The notes’ interest rates range from 8% to 12%. The conversion feature is accounted for as an embedded derivative carried on our balance sheet at fair value and any unrealized change in fair value is a component on our statement of operations. The embedded derivative is valued using the Black-Scholes pricing model. At March 31, 2013, convertible debt of $331,650 is shown net of debt discount of $124,087.  For the three months ended March 31, 2013, amortization of debt discount amounted to $68,888 and unrealized loss from the change in the fair value of the derivative liability amounted to $35,620.

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

Accounts Receivable

Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $0 and $0 at March 31, 2013 and December 31, 2012, respectively.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of March 31, 2013, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of the Company’s convertible debt is measured on a recurring basis.

The following table presents fair value measurements for major categories of the Company’s financial liabilities measured at fair value on a recurring basis:

	March 31, 2013				December 31, 2012
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$--	$413,652	$--	$413,652	$--	$298,187	$--	$298,187

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were ineffective.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 4, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, we have issued the following securities which were not registered under the Securities Act.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On January 4, 2013, we issued 721,266 shares of common stock to Panache Capital, LLC (“Panache”) for conversion of its convertible debt in the amount of $462.

On January 11, 2013, we issued 18,750,000 shares of common stock valued at $12,000 to Asher Enterprises, Inc. (“Asher”) for conversion of its convertible debt.

On January 18, 2013, we issued 18,939,394 shares of common stock valued at $12,500 to Asher for conversion of its convertible debt.

On January 29, 2013, we issued 40,000,000 shares of common stock valued at $40,000 to TCA Global Credit Master Fund LP (“TCA”) for conversion of its convertible debt.

On January 31, 2013, we issued 22,222,222 shares of common stock valued at $12,000 to Asher for conversion of its convertible debt.

On February 5, 2013, we issued 21,666,667 shares of common stock to Hanover Holdings I, LLC (“Hanover”) for conversion of its convertible debt in the amount of $13,000.

On February 7, 2013, we issued 15,500,000 shares of common stock valued at $9,300 to Asher for conversion of its convertible debt.

On February 19, 2013, we issued 23,333,333 shares of common stock valued at $14,000 to Asher for conversion of its convertible debt.

On February 22, 2013, we issued 50,000,000 shares of common stock valued at $55,000 to TCA for conversion of its convertible debt.

On February 28, 2013, we issued 48,076,923 shares of common stock valued at $25,000 to Asher for conversion of its convertible debt.

On March 12, 2013, we issued 40,959,805 shares of common stock to Hanover for conversion of its convertible debt in the amount of $14,746.

On March 20, 2013, we issued 23,888,889 shares of common stock valued at $8,600 to Asher for conversion of its convertible debt.

On March 26, 2013, we issued 26,500,000 shares of common stock to Hanover for conversion of its convertible debt in the amount of $9.540.

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

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.

Date: May 15, 2013	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)