Form 10-Q
period 2013-06-30
Bergio International, Inc.
filed 2013-08-19
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2013

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

As of August 16, 2013, there were 1,078,552,821 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BERGIO INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2013

BERGIO INTERNATIONAL, INC.
BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012
Assets:

Current Assets:
Cash	$12,864	$52,703
Accounts Receivable - Net	750,024	1,002,529
Inventory	2,002,308	1,800,135
Prepaid Expenses	-	22,665
Deferred Financing Costs	-	49,883
Total Current Assets	2,765,196	2,927,915

Property and Equipment - Net	126,098	110,635

Other Assets:
Deferred Offering Costs	24,376	-
Investment in Unconsolidated Affiliate	5,828	5,828
Total Other Assets	30,204	5,828

Total Assets	$2,921,498	$3,044,378

Liabilities and Stockholders' Equity:

Current Liabilities:
Accounts Payable and Accrued Liabilities	$346,853	$393,086
Bank Lines of Credit - Net	111,824	114,693
Convertible Debt, Net	131,328	134,193
Current Maturities of Notes Payable	37,362	157,167
Advances from Stockholder - Net	189,766	235,317
Derivative Liability - Current	881,879	298,187
Total Current Liabilities	1,699,012	1,332,643

Long Term Liabilities:
Convertible Debt, Net	14,051	123,553
Notes Payable	54,436	81,386
Derivative Liability - Long-Term	605,917	-
Total Long Term Liabilities	674,404	204,939

Commitments and Contingencies	-	-

Total Liabilities	2,373,416	1,537,582

Stockholders' Equity
Series A Preferred Stock - $.001 Par Value, 51 Shares
Authorized, 51 and 51 Shares Issued and Outstanding (See Note 11)	-	-
Common Stock, $0.001 Par Value; 1,500,000,000 Shares Authorized,
963,986,686 and 361,970,539 Issued and Outstanding	963,985	361,970
Additional Paid-In Capital	4,818,862	4,877,708
Accumulated Deficit	(5,234,765)	(3,732,882)
Total Stockholders' Equity	548,082	1,506,796

Total Liabilities and Stockholders' Equity	$2,921,498	$3,044,378

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Sales, Net	378,486	450,553	695,256	780,500

Cost of Sales	174,401	171,002	366,467	306,662

Gross Profit	204,085	279,551	328,789	473.838

Selling, General and Administrative Expenses:
Selling, General and Administrative expenses	385,630	230,484	598,167	457,222

Total Selling, General and Administrative Expenses	385,630	230,484	598,167	457,222

Income (Loss) from Operations	(181,545)	49,067	(269,378)	16,616

Other Income (expense):
Interest Income	-	-	-	828
Interest Expense	(16,897)	(15,641)	(32,614)	(32,358)
Derivative Expense	(976,196)	-	(1,027,632)	(28,797)
Amortization of Debt Discount	(76,297)	(68,344)	(145,185)	(198,382)
Change in Fair Value of Derivatives	44,552	67,552	8,932	(78,830)
Amortization of deferred financing costs	(15,082)	(23,053)	(36,006)	(43,825)
Total Other Income (Expense)	(1,039,920)	(39,486)	(1,232,505)	(228,704)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(1,221,465)	$9,581	$(1,501,883)	$(212,088)

Net Income (Loss) per Common Share: Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Fully diluted	(0.00)	0.00	(0.00)	(0.00)

Weighted Average Shares:
Basic	877,080,124	74,422,409	707,235,948	61,705,825
Diluted	877,080,124	242,258,225	707,235,948	61,705,825

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
AS OF JUNE 30, 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance - December 31, 2010	-	$ -	11,159,574	$ 11,159	$ 4,021,593	$ (2,936,120)	$ 1,096,632

Issuance of common and preferred stock:
Issuance of common stock for accrued compensation	-	-	1,988,054	1,988	21,570	-	23,558
Issuance of common stock for debt conversion	-	-	19,236,424	19,237	281,139		300,376
Issuance of common stock for professional services	-	-	533,553	534	34,147	-	34,681
Issuance of common stock for payment of accounts payable	-	-	1,040,133	1,040	30,060	-	31,100
Issuance of common stock for deferred offering cost	-	-	2,136,111	2,136	49,114	-	51,250
Common stock issuable for deferred offering cost	-	-	5,208,333	5,208	88,542	-	93,750
Issuance of preferred stock to CEO	51
Net loss, for the year ended December 31, 2011	-	-	-	-	-	(408,328)	(408,328)
Balance - December 31, 2011	51	-	41,302,182	41,302	4,526,165	(3,344,448)	1,223,019

Issuance of common stock for debt conversion	-	-	313,605,507	313,605	420,835	-	734,441
Issuance of common stock for professional services	-	-	14,000,000	14,000	35,000	-	49,000
Reclassification of derivative liability associated with convertible debt	-	-	-	-	63,771	-	63,771
Reclassification of stock offering costs to additional paid in capital	-	-	-	-	(50,000)	-	(50,000)
Cancellation of shares	-	-	(6,937,150)	(6,937)	(118,063)	-	(125,000)
Net loss, for the year ended December 31, 2012	-	-	-	-	-	(388,434)	(388,434)
Balance - December 31, 2012	51	-	361,970,539	361,970	4,877,708	(3,732,882)	1,506,796

Issuance of common stock for debt conversion	-	-	565,766,147	565,765	(158,894)	-	406,871
Issuance of common stock for professional services	-	-	36,250,000	36,250	30,766	-	67,016
Reclassification of derivative liability associated with convertible debt	-	-	-	-	69,282	-	69,282
Net loss, for the six months ended June 30, 2013	-	-	-	-	-	(1,501,883)	(1,501,883)
Balance - June 30, 2013	51	$ -	963,986,686	$ 963,985	$ 4,818,862	$ (5,234,765)	$ 548,082

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net loss	$(1,501,883)	$(212,088)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	9,465	11,003
Stock Issued for Services	67,016	-
Amortization of Debt Discount and Deferred Financing Costs	170,692	242,008
Derivative Expense	1,027,632	28,797
Change in Fair Value of Derivative Liabilities	(8,932)	(73,830)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	252,505	(158,309)
Inventory	(202,173)	(135,285)
Prepaid Expenses	22,665	14,863
Other Receivable	-	65,000
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(38,347)	81,705
Net Cash Used In Operating Activities	(201,360)	(135,934)

Investing Activities:
Capital Expenditures	(24,928)	(18,472)
Proceeds From Subsidiary	-	(828)
Net Used In Investing Activities	(24,928)	(19,300)

Financing Activities:
Increase (Decrease) in Cash Overdraft		742
Advances (Repayments) of Bank Lines of Credit - Net	(2,869)	83,220
Proceeds from Convertible Debt	245,500	70,000
Repayments of Note Payable	(10,631)	(8,318)
Advances from Stockholder - Net	(45,551)	(113,365)
Deferred Offering Costs	-	(5,000)
Net Cash Provided By (Used In) Financing Activities	186,449	(27,279)

Net Change in Cash	(39,839)	(127,955)

Cash - Beginning of Periods	52,703	128,238

Cash - End of Periods	$12,864	$283

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$4,999	$-
Cash Paid for Income Taxes	$100	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt Discount from Fair Value of Imbedded Derivative	$240,191	$65,082,
Conversion of Debt and Accrued Interest for Common Stock	$406,971	$227,507
Reclassification from Line of Credit to Demand Note	$75,000	$-
Reclassification of Derivative Liability to Additional Paid in Capital	$69,282	$17,033

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

[1] Nature of Operations and Basis of Presentation

Nature of Operations - Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc.  On October 21, 2009, as a result of a Share Exchange Agreement, the corporate name was changed to Bergio International, Inc. and the Company implemented a 12-for-1 forward stock split of its common shares.  Effective November 29, 2012, the Company amended its Articles of Incorporation to change the Company’s authorized capital from 500,000,000 shares of common stock to 1,500,000,000 shares of common stock.  Effective June 8, 2012, the Company amended its Articles of Incorporation to change the Company’s authorized capital from 200,000,000 shares of common stock to 500,000,000 shares of common stock.  Effective December 27, 2010, the Company implemented a 1-for-12 reverse stock split.  All share and per share data has been adjusted to reflect such stock splits.  The Company is engaged in the product design, manufacturing and distribution of fine jewelry, primarily in the United States, and is headquartered in Fairfield, New Jersey. Based on the nature of operations, the Company’s sales cycle experiences significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

Basis of Presentation - In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and June 30, 2012, and statements of cash flows for the six months ended June 30, 2013 and June 30, 2012.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2012 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on April 4, 2013 (the “Annual Report”).

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2013 through the issuance of the accompanying financial statements.

[2] Summary of Significant Accounting Policies

During the six months ended June 30, 2013, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

[3] Basic and Diluted Loss per Share

Basic earnings per share includes no dilution and is computed by dividing earnings  available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three months ended June 30, 2013 and 2012, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 7. For the three and six months ended June 30, 2013, 518,106,243 shares, issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive. For the six months ended June 30, 2012, 167,835,816 shares, issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

[3] Basic and Diluted Loss per Share (continued)

The following table sets forth the computation of earnings per share:

	Three Months Ended	Three Months Ended
	June 30,2013	June 30,2012
Basic net income (loss) per share computation:
Net income (loss)	$(1,221,465)	$9,581
Weighted-average common shares outstanding	877,080,124	74,422,409
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share computation:
Net loss	$(1,221,465)	$9,581
Weighted-average common shares outstanding	877,080,124	74,422,409
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	877,080,124	242,258,225
Diluted net loss per share	$(0.00)	$(0.00)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Basic net loss per share computation:
Net loss	$(1,501,883)	$(212,088)
Weighted-average common shares outstanding	707,235,948	61,705,825
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share computation:
Net loss	$(1,501,883)	$(212,088)
Weighted-average common shares outstanding	707,235,948	61,705,825
Incremental shares attributable to the assumed exercise of outstanding stock options	-	-
Total adjusted weighted-average shares	707,235,948	61,705,825
Diluted net loss per share	$(0.00)	$(0.00)

[4] New Authoritative Accounting Guidance

For the six months ended June 30, 2013, there have been no significant accounting pronouncements or changes in accounting pronouncements that have become effective that are expected to have a material impact on the Company’s financial position, operations or cash flows.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

[5] Notes Payable

	June 30, 2013	December 31, 2012

Notes payable due in equal monthly installments, over 60 months, maturing through April 2014 at interest rates of 10.52%. The notes are collateralized by the assets of the Company.	$21,798	$31,035

Note payable due on demand, matured December 22, 2012 at interest rate of 12%	-	132,518

Credit line of $75,000 as of January 31, 2013 was converted to a term loan. Notes payable due in equal monthly installments, over 60 months, maturing through February 2018 at interest rates of 5%. The notes are collateralized by specific assets of the Company.	70,000	75,000

Total	91,798	238,553
Less: Current Maturities Included in Current Liabilities	37,362	157,167

Total Long-Term Portion of Notes Payable	$54,436	$81,386

[6] Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	June 30, 2013	December 31, 2012
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At June 30, 2013 and December 31, 2012, the interest rates ranged from 3.99% to 24.90%.	111,824	114,693

Total	111,824	114,693

Less: Current maturities included in current liabilities	111,824	114,693

Total Long-Term Portion	$--	$--

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

[7] Convertible Debt

Asher

On April 22, 2013, the Company issued an 8% convertible note (the “April 22 Note”) in the amount of $42,500 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on January 25, 2014 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

On March 4, 2013, the Company issued an 8% convertible note (the “March 4 Note”) in the amount of $53,000 to Asher.  The principal and accrued interest is payable on December 6, 2013 or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion.

On September 7, 2012, the Company issued an 8% convertible note (the “September 7 Note”) in the amount of $32,500 to Asher. The principal and accrued interest is payable on June 11, 2013, or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the six months ended June 30, 2013, the total principal amount of $32,500 was converted into 96,288,083 shares of common stock.

On August 6, 2012, the Company issued an 8% convertible note (the “August 6 Note”) in the amount of $37,500 to Asher. The principal and accrued interest is payable on May 8, 2013, or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the six months ended June 30, 2013, the total principal of $37,500 and $1,500 of accrued interest was converted into 71,410,256 shares of common stock.

On July 10, 2012, the Company issued an 8% convertible note (the “July 10 Note”) in the amount of $32,500 to Asher. The principal and accrued interest is payable on April 12, 2013, or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the six months ended June 30, 2013, the principal of $32,500 and $1,300 of accrued interest was converted into 56,661,616 shares of common stock.

On June 7, 2012, the Company issued an 8% convertible note (the “June 7 Note”) in the amount of $37,500 to Asher.  The principal and accrued interest is payable on March 11, 2013, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2012, the principal of $36,000 was converted into 36,060,606 shares of common stock. During the six months ended June 30, 2013, the remaining principal of $10,500 and $1,500 of accrued interest was converted into 18,750,000 shares of common stock.

Asher is entitled to have all shares issued upon conversion of the above notes listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company’s common stock are then listed.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

[7] Convertible Debt (continued)

TCA Global

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #6”) in the amount of $200,000 to TCA Global Credit Master Fund, LP (“TCA Global”). The principal and accrued interest is payable on December 22, 2012, or such earlier date as defined in the agreement. The note is convertible by TCA Global at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 95% of the average of the five lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2012, $67,482 was converted into 49,236,111 shares of common stock and a loss upon settlement of $29,532 given the note matured and the instrument ceased to be a derivative liability. During the six months ended June 30, 2013, the remaining principal of $132,518 and interest of $3,482 was converted into 70,000,000 shares of common stock and a gain upon settlement of $1,000

Hanover Group, LLC

On July 25, 2012, the Company issued a 12% convertible note (the “July 25 Note #12”) in the amount of $26,000 to Hanover Holdings I, LLC (“Hanover”). The principal and accrued interest is payable on or before July 25, 2013. The note is convertible by Hanover at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the stock price for the three days prior to the date of conversion. During the three months ended June 30, 2013, the total principal of $26,000 and accrued interest of $1,746 was converted into 62,626,472 shares of common stock.

On August 29, 2012, the Company issued a 12% convertible note (the “August 29 Note”) in the amount of $9,000 to Hanover. The principal and accrued interest is payable on or before August 29, 2013. The note is convertible by Hanover at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the stock price for the three days prior to the date of conversion. During the six months ended June 30, 2013, the principal of $9,000 and $540 of accrued interest was converted into 26,500,000 shares of common stock.

Panache Capital, LLC/WHC Capital, LLC

On November 7, 2012, the Company issued a 10% convertible note (the “November 7 Note”) in the amount of $31,982 to Panache Capital, LLC (“Panache”) in exchange for the account payable.  The principal and accrued interest is payable on or before October 24, 2013. The note is convertible by Panache at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the three lowest stock prices for the ten days prior to the date of conversion.  During the year ended December 31, 2012, $31,702 of principal was converted into 30,558,000 shares of common stock. During the six months ended June 30, 2013, the remaining principal of $280 and $182 of accrued interest was converted into 721,266 shares of common stock.

On November 6, 2012, the Company issued a 10% convertible note (the “November 6 Note”) in the amount of $13,000 to Panache.  The principal and accrued interest is payable on or before October 24, 2013.   The note is convertible by Panache at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the three lowest stock prices for the ten days prior to the date of conversion. During the six months ended June 30, 2013, the total principal of $13,000 was converted into 8,031,059 shares of common stock.

JSJ

In October 3, 2012, the Company issued a 10% convertible note (the “October 3 Note”) in the amount of $30,000 to JSJ Investment, Inc.  (“JSJ”)  The principal and accrued interest is payable on or before October 3, 2013.   The note is convertible by JSJ at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest days during the ten day trading period prior to the date of conversion. During the six months ended June 30, 2013, the total principal of $30,000 was converted into 46,758,910 shares of common stock.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

[7] Convertible Debt (continued)

Auctus Private Equity Fund, LLC

In October 5, 2012, the Company issued a 8% convertible note (the “October 5 Note”) in the amount of $36,750 to Auctus Private Equity Fund, LLC (“Auctus”).  The principal and accrued interest is payable on or before July 5, 2013. The note is convertible by Auctus at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5%of the average of the two days during the ten day trading period prior to the date of conversion. During the six months ended June 30, 2013, principal of $26,510 was converted into 68,483,520 shares of common stock. At June 30, 2013, the balance due on the note was $10,240.

Fife

In December 2012, the Company entered into a $325,000 convertible note (the “December 12, 2012 Note #21”) consisting of three tranches to be drawn down with the first tranche totaling $125,000, including $25,000 in loan costs and an additional two tranches totaling $200,000. The note bears a 5% annual interest rate and matures eighteen months from the issuance. The note is convertible into common shares of the Company based on 70% of the average of the 3 lowest closing prices of the common stock for the proceeding 15 consecutive trading days immediately prior to the conversion. As of December 31, 2012, the Company only drew down the first tranche totaling $125,000. In 2013, the Company advised the lender that they are terminating the agreement and will not be drawing down the remaining $200,000. However, on February 11, 2013, April 5, 2013 and April 23, 2013, the Company drew down an additional $150,000, $50,000 on each date.  During the six months ended June 30, 2013, principal of $45,070 was converted into 39,534,965 shares of common stock. At June 30, 2013, the balance due on the note was $229,930.

[8] Derivative Liability

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $76,297 and $145,185 for the three and six months ended June 30, 2013 as compared to $68,344 and $198,382 for the three and six months ended June 30, 2012. The derivative liability is revalued each reporting period using the Black-Scholes model. For the three and six months ended June 30, 2013, the Company recorded unrealized gains from the change in the fair value of the derivative liability of $44,552 and $8,932, respectively, as compared to recognizing unrealized gains of $67,552 and $78,830 for the three and six months ended June 30, 2012, respectively.  Convertible debt as of June 30, 2013 and December 31, 2012 was $145,379 and $390,264, respectively, and are shown net of debt discount in the amounts of $190,291 and $132,518, respectively.

The Black-Scholes model was valued with the following inputs:

Stock Price - The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.0006 to $0.0045 in the period January 1, 2013 through June 30, 2013.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

[8] Derivative Liability (continued)

Variable Conversion Price - The variable conversion price was based on: (i) 80% of the lowest Stock Price out of the last 10 trading days prior to the Valuation Date (Tangiers); (ii) 62.5%, 61% and 60% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher); (iii) 80% of the 5 day average Stock Price for the last 5 trading days prior to Valuation Date (Strategic Business Initiatives, LLC); (iv) 35% of the lesser of Stock Price 1 day prior to conversion or the average of the 5 trading days  ending 1 day prior to Valuation Date (Caesar Group, LLC); (v) 65% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Panache) and (Genesis Capital Management, LLC), (vi) 95% of the average of the 5 lowest Stock Price during the 10 trading days ending 1 day prior to the Valuation Date (TCA Global) , (vii) 60% of the average of the 10 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (Asher) , (viii) 60% of the average of the stock price for the three days prior to the date of conversion (Hanover), (ix) 40% of the average of the stock price for the three days prior to the date of conversion (Magna Group, LLC), (x) 65%  of the average of the 3 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (JSJ Investments), (xi) 62.5%  of the average of the 2 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (Auctus Private Equity Fund), (xii)  60%  of the average of the 3 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (WHC Capital, LLC), (xiii) Adjustment of Conversion Price upon Issuance of Common Stock. Except with respect to Excluded Securities, if and whenever on or after the Issuance Date the Company issues or sells Common Stock, Options, Convertible Securities, or upon any conversion or Deemed Issuance, or in accordance with subsections (a) through (e) below is deemed to have issued or sold, any shares of Common Stock (including without limitation the issuance or sale of shares of Common Stock owned or held by or for the account of the Company, but excluding any Excluded Securities issued or sold or deemed to have been issued or sold) for a consideration per share (the “New Issuance Price”) less than a price equal to the Conversion Price in effect immediately prior to such issue, conversion, or sale or deemed issuance or sale (such Conversion Price then in effect is referred to herein as the “Applicable Price”) (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the Conversion Price then in effect shall be reduced to an amount equal to the New Issuance Price (Fife).

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 12 months to 0 months in the period January 1, 2013 through June 30, 2013.

Risk Free Rate - The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate at June 30, 2013 was 0.15%.

Volatility - The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies at June 30, 2013 was 48.76%.

[9] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At June 30, 2013 and December 31, 2012, $189,766 and $235,317, respectively, was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.15% and 3.25% at June 30, 2013 and December 31, 2012, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

Employment Agreement - Effective February 28, 2010, the Company entered into an employment agreement with its CEO.  The agreement, which is for a five year term, provides for an initial base salary of $175,000 per year with a 3% annual increase thereafter (the “Base Salary”). The CEO is also entitled to certain bonuses based on net profits before taxes and other customary benefits, as defined in the agreement.   In addition, since it is understood that the Company is employing the CEO during a time of economic decline throughout the U.S. and at times and from time to time, the Company may not be in a position to pay the full amount of Base Salary owed the CEO it is understood and agreed to by the Board, that as long as the Company is unable to pay the CEO the full amount of his Base Salary that the Board shall issue to him, from time to time, an amount of shares that will allow him to remain in possession of fifty-one percent (51%) of the Company’s then outstanding shares of common stock.  Such issuances shall be made to the CEO at any time when his total share holdings are reduced to an amount less than fifty-one percent (51%) as a result of issuance of shares of common stock made on behalf of the Company. The CEO waived the 3% annual increase for 2011.

BERGIO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

[9] Related Party Transactions (continued)

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

[10] Litigation

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

[11] Subsequent Event

On July 15, 2013, the Company increased the number of authorized shares of common stock, $0.001par value, to 3,000,000,000.

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

Results of Operations

	Three Months ended June 30,
	2013		2012	Dollar Increase (Decrease)	Percent Increase(Decrease)

Sales - Net	$378,486		$450,553	$ (72,067)	(16.0)%

Gross Profit	$204,085		$279,551	$ (75,446)	(27.0)%

Gross Profit as a Percentage of Revenue	53.9%		62.0%	-	-

	Six Months ended June 30,
	2013		2012	Dollar Increase (Decrease)	Percent Increase(Decrease)

Sales - Net	$695,226		$780,500	(85,274)	(10.9)%

Gross Profit	$328,789		$473,838	(145,049)	(30.6)%

Gross Profit as a Percentage of Revenue	47.3%	%	60.7%	-	-

Sales

Net sales for the three and six months ended June 30, 2013 decreased $72,067 (16.0%) and $85,274 (10.9%) to $378,486 and $695,226, respectively, as compared to $450,553 and $780,500 for the three and six months ended June 30, 2012.  The decrease in sales is primarily a result of a marginal slowdown in the U.S. and Russian markets as well as the decrease in the price of gold.

Typically, revenues experience significant seasonal volatility in the jewelry industry. The first two quarters of any given year typically represent approximately 25%-35% of total year revenues, based on historic results. The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Gross Profit

Gross profit for the three and six months ended June 30, 2013 decreased $75,446 (27.0%) and $145,049 (30.6%) to $204,085 and $328,789, respectively, as compared to $279,551 and $473,838 for the three and six months ended June 30, 2012.  The decrease in gross profit is primarily due to the decrease in the price of gold.

During the three months ended June 30, 2013, our gross profit as a percentage of sales was 53.9%, compared to a gross profit as a percentage of sales of 62.0% for the three months ended June 30, 2012.  This decrease in gross profit percentage is primarily attributable to a change in sales mix partially offset by a decrease in gold prices. During the six months ended June 30, 2013, our gross profit as a percentage of sales was 47.3%, compared to a gross profit as a percentage of sales of 60.7% for the six months ended June 30, 2012.  This decrease in gross profit percentage is primarily attributable to a decrease in the price of gold.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $155,146 (67.3%) and $140,945 (30.8%) to $385,630 and $598,167, respectively, for the three and six months ended June 30, 2013, as compared to $230,484 and $457,222 for three and six months ended June 30, 2012, respectively. This increase is primarily attributed to higher selling expenses related to advertising, trade show expenses, travel and selling commissions as well as additional legal fees.

Income (Loss) from Operations

As a result of the above, we had losses from operations totaling $181,545 and $269,378 for three and six months ended June 30, 2013, respectively, as compared to income from operations of $49,067 and $16,161 for the three and six months ended June 30, 2012, respectively.

Other Income (Expense)

For the three and six months ended June 30, 2013 the Company incurred Other Expense of $1,039,920 and $1,232,505, respectively, as compared to Other Expense of $39,486 and $228,704 for the three and six months ended June 30, 2012, respectively. The increase in Other Expense is mostly attributed to the derivative expense which resulted at the time the derivative liability was created because of the high stock price at the time the issuance of the convertible debt, For the three and six months ended June 30, 2013, the Company had gains on the change in the valuation of derivatives of $44,552 and $8,932, respectively, as compared to gains of $67,552 and $78,830, respectively, for the three and six months ended June 30, 2012. These are non-cash transactions and the loss for the quarter is primarily attributed to the effect of the price of the underlying stock on the derivative liability.

Net Income (Loss)

As a result of the above, we incurred a net loss of $1,221,465 for the three months ended June 30, 2013, as compared to net income of $9,581 for the three months ended June 30, 2012.  For the six months ended June 30, 2013 we incurred a net loss of $1,501,883 as compared to a net loss of $212,088 for the six months ended June 30, 2012.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2013, compared to December 31, 2012.

	June 30, 2013	December 31, 2012	Increase/ (Decrease)

Current Assets	$2,765,196	$2,927,915	$(162,719)

Current Liabilities	$1,699,012	$1,332,643	$(366,369)

Working Capital	$1,066,184	$1,595,272	$(529,088)

At June 30, 2013, we had cash of $12,864 as compared to a cash balance of $52,703 at December 31, 2012, a decrease of $39,839.  Over the next twelve months we believe that our existing capital combined with available borrowing under our bank line of credit and anticipated cash flow from operations will be sufficient to sustain our current operations. Additionally, our major stockholder has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital decreased $529,088. This decrease is primarily attributed to the increase in the derivative liability, which was a non-cash transaction. Excluding the change in the derivative liability, working capital would have increased $79,816.

Accounts receivable at June 30, 2013 and December 31, 2012, was $750,024 and $1,002,529, respectively, representing a decrease of $252,505 or 25.2%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased. When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations. The decrease is mainly attributed to collecting receivables from prior periods.  Inventory at June 30, 2013 and December 31, 2012, was $2,002,308 and $1,800,135, respectively.  Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume. We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets. This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued liabilities at June 30, 2013, were $346,539, compared to $393,086 at December 31, 2012, which represents an 11.8 % decrease.  The main reason for the decrease is management’s attempt to control our payables in these economic conditions in order to improve our cash flow. Advances from our major stockholder at June 30, 2013, were $189,766, compared to $235,317 at December 31, 2012. The decrease is a result of making re-payments to our major stockholder.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of June 30, 2013, we had two outstanding term loans.  The term loan, with Leaf Financial Corp., which is payable in monthly installments and matures in April 2014, had an original balance of $100,000.  The note bears an annual interest rate of 10.52% and as of June 30, 2013, there was an outstanding balance of $21,798.  The note is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.

In December 2011, we entered into a $75,000 bank line of credit agreement with Columbia Bank.  Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%. The line is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.  As of January 31, 2013, the credit line of $75,000 was converted to a term loan.  Note payable is due in equal monthly installments, over 60 months, maturing through February 2018 at interest rates of 5%.  The note is collateralized by specific assets of the Company as well as a personal guarantee by our Chief Executive Officer.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principle and as of June 30, 2013, have interest rates ranging from 3.99% to 8.75%.  As of June 30, 2013, we have outstanding balances related to these obligations of $111,825.

Convertible Debt

We have convertible debt notes maturing in various months during 2012, 2013 and 2014 with the latest maturity of October 23, 2014. The notes’ interest rates range from 8% to 12%. The conversion feature is accounted for as an embedded derivative carried on our balance sheet at fair value and any unrealized change in fair value is a component on our statement of operations. The embedded derivative is valued using the Black-Scholes pricing model. At June 30, 2013, convertible debt of $193,170 is shown net of debt discount of $83,258.  For the six months ended June 30, 2013, amortization of debt discount amounted to $109,720 and unrealized loss from the change in the fair value of the derivative liability amounted to $465,441.

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

Significant Changes in the Number of Employees

We currently have three full-time employees and three part-time employees.  Of our current employees, one is in sales and marketing p, two are manufacturing and three hold administrative and executive positions.  None of our employees are subject to any collective bargaining agreements.  We do not anticipate a significant change in the number of full time employees over the next 12 months.

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

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 4, 2013 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2013 consolidated financial statements included in our Annual Report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2013, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On April 4, 2013, we issued 65,625,000 shares of common stock valued at $21,000 to Asher Enterprises, Inc. (“Asher”) for conversion of its convertible debt.

On April 4, 2013, we issued 32,636,364 shares of common stock valued at $9,250 to Auctus Private Equity Fund, LLC (“Auctus”) for conversion of its convertible debt.

On April 16, 2013, we issued 36,427,000 shares of common stock valued at $18,140 to JSJ Investments, Inc. (“JSJ Investments”) for conversion of its convertible debt.

On April 22, 2013, we issued 20,000,000 shares of common stock valued at $47,416 in exchange for services.

On April 22, 2013, we issued 6,774,194 shares of common stock valued at $4,200 to Asher for conversion of its convertible debt and accrued interest.

On April 24, 2013, we issued 9,094,737 shares of common stock valued at $5,400 to Auctus for conversion of its convertible debt.

On May 8, 2013, we issued 8,031,059 shares of common stock valued at $13,000 to WHC Capital, LLC for conversion of its convertible debt.

On May 9, 2013, we issued 30,000,000 shares of common stock valued at $96,000 to TCA Global Credit Master Fund LP (“TCA”) for conversion of its convertible debt.

On May 23, 2013, we issued 10,331,910 shares of common stock valued at $11,860 to JSJ Investments for conversion of its convertible debt.

On June 4, 2013, we issued 26,752,419 shares of common stock valued at $11,860 to Auctus for conversion of its convertible debt.

On June 6, 2013, we issued 39,534,965 shares of common stock valued at $45,070 to John M. Fife for conversion of its convertible debt.

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

BERGIO INTERNATIONAL, INC.

Date: August 19, 2013	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)