Form 10-K
period 2013-12-31
Bergio International, Inc.
filed 2014-04-15
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-150029

BERGIO INTERNATIONAL, INC.

 (Exact name of Registrant as specified in its charter)

Delaware	27-1338257
(State of incorporation)	(IRS Employer Identification Number)

12 Daniel Road E. Fairfield, CT	07007
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (973) 227-3230

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates on June 28, 2013 (the last business day of our most recently completed second fiscal quarter) was $4,847,434 using the closing price on June 28, 2013.

As of April 9, 2014, the registrant had 4,384,728,094 shares of common stock, par value $0.00001 per share, outstanding.

Documents Incorporated By Reference:  None.

BERGIO INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•

the availability and adequacy of our cash flow to meet our requirements;

•

economic, competitive, demographic, business and other conditions in our local and regional markets;

•

changes in our business and growth strategy;

•

changes or developments in laws, regulations or taxes in the entertainment industry;

•

actions taken or not taken by third-parties, including our contractors and competitors;

•

the availability of additional capital; and

•

other factors discussed elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.  We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

PART I

Item 1.  Business

Company Overview

We were incorporated as “Alba Mineral Exploration, Inc.” on July 24, 2007, in the State of Delaware for the purpose of engaging in the exploration of mineral properties. On October 21, 2009, we entered into an exchange agreement (the “Exchange Agreement”) with Diamond Information Institute, Inc. ("Diamond Information Institute"), whereby we acquired all of the issued and outstanding common stock of Diamond Information Institute and changed the name of the Company to Bergio International, Inc. (“we,” “us,” “our,” “Bergio,” or the “Company”).

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

Our product range is divided into three fashion lines: (i) an 18K gold line, (ii) a bridal line, and (iii) a couture and/or one of kind pieces. Our officer and director, Mr. Abajian, consults regularly with the design teams of his Italian manufacturers, which usually results in a constant continuation of new products and sometimes entire lines being developed. Typically, new products come on line approximately every year and most recently, Bergio introduced its latest collection, Byzantine, Cestino, and Safari Collections, which launched in June 2010 and consists of approximately 35 pieces made with pink gold and diamonds. In 2011, we introduced two additional collections, Sistina and Rocca Collections. Depending on the timing and styling at any point in time, our products and collections would fall in one of the various categories shown below:

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

Our management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to remain competitive. Recently the U.S. economy has encountered a slowdown and Bergio anticipates the U.S. economy will most likely remain weak at least through the end of 2014. Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy. Consumer discretionary spending generally declines during times of falling consumer confidence, which may affect the retail sale of our products. U.S. consumer confidence reflected these slowing conditions throughout 2014. The impact of the slowing U.S. economy is not usually known until the third quarter of any given year in our industry, thus it is hard to estimate the actual impact the slowing economy will have on our business.

According to the United States Department of Commerce outlook, the United States apparent consumption of precious metal jewelry was expected to grow over the next few years at a slow but steady rate, before picking up considerably in 2014. A stronger economy, more spending by the baby boomers and young professionals with an overall trend toward luxury products will lead to future growth. Therefore, we intend to make strong efforts to maintain our brand in the industry through our focus on the innovation and design of our products as well as being able to consolidate and increase cost efficiency when possible through acquisitions.

Marketing, Distribution and Customers

We have historically sold our products directly to distributors, retailers and other wholesalers, who then in turn sell their products to consumers through retail stores. Independent retail jewelers that offer the current Bergio line are not under formal contracts and most sell competing products as well.

We currently sell our jewelry to approximately 50 independent jewelry retailers across the United States, and have spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995. We also sell our products in Russia. Our products consist of a wide range of unique styles and designs made from precious metals such as, gold, platinum, and Karat gold, as well as diamonds and other precious stones We have manufacturing control over our line as a result of having a manufacturing facility in New Jersey, a contract manufacturer in Russia, as well as subcontracts with facilities in Italy.

During the year ended December 31, 2013, the Company had two customers, Funicelli (7.6%) and Sarkin Nourian (7.7%) accounting for over 5% or more of our annual sales. During the year ended December 31, 2012, the Company had one customer, Ultra Diamonds Inc., which accounted for approximately 5% or more of our annual sales.

Sales to Russia, sold through a Russian contract manufacturer, represented 36.1% and 30.7% of total sales for the years ended December 31, 2013 and 2012, respectively. The Company has no other sales outside the U.S.

All of our sales are generated from our customer base of 50 customers.

Sources and Availability of Raw Materials and Principal Suppliers

Most of the inventory and raw materials we purchase occurs through our manufacturers located in Europe and Russia. The inventory that we directly maintain is based on recent sales and revenues of our products but ultimately is at the discretion of Mr. Abajian, and his experience in the industry. Our inventories are commodities that can be incorporated into future products or can be sold on the open market. Additionally, we perform physical inventory inspections on a quarterly basis to assess upcoming styling needs and consider the current pricing in metals and stones needed for our products.

We acquire all raw gemstones, precious metals and other raw materials used for manufacturing our products on the open market. We are not constrained in our purchasing by any contracts with any suppliers and acquire raw material based upon, among other things, availability and price on the open wholesale market.

Product for U.S. consumption is now produced in our facility in Fairfield, New Jersey and 5% is contracted to our manufacturing supplier in Italy, who procures the raw materials in accordance with the specifications and designs submitted by Bergio. In Russia, our contract manufacturer procures all the materials.  However, the general supply of precious metals and stones used by us can be reasonably forecast even though the prices will fluctuate. Any price differentials in the precious metals and stones will typically be passed on to the customer.

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

Employees

As of April 8, 2013, we had three full-time employees and three part-time employees. Of our current employees, one is sales and marketing personnel, two are manufacturing and three hold administrative and executive positions.  No personnel are covered by a collective bargaining agreement. We intend to use the services of independent consultants and contractors when possible or until we are able to hire internal personnel.

Environmental Regulation and Compliance

The United States environmental laws do not materially impact our manufacturing as we are using state of the art equipment that complies with all relevant environmental laws.

Approximately 5% of the Company’s manufacturing is contracted to quality suppliers in the vicinity of Valenza, Italy, with the remaining 95% of setting and finishing work being conducted in Bergio’s Fairfield, New Jersey facility. The setting and finishing work done in our New Jersey facility involves the use of precision lasers, rather than using old soldering procedures which uses gas and oxygen to assemble different elements. Soap and water is used as a standard to clean the jewelry. Also, a standard polishing compound is used for the finishing work but it does not have a material impact on our cost and effect of compliance with environmental laws.

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

For the year ended December 31, 2013, we incurred a net loss of $835,740 and used cash of $450,511 in operations. As of December 31, 2013, we had an accumulated deficit of $4,568,622. We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We currently have sufficient cash to sustain our operations for a period of approximately two months. Management estimates that it will need approximately $400,000 over the next twelve months to fund all of the Company’s current product development and marketing projects. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted and unrestricted shares of our common stock. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material.

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

As of December 31, 2013, approximately $1,069,167 of our working capital consists of accounts receivable from customers. If customers responsible for a large amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially affect the ability to collect these accounts receivable, which could then result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in the ability to collect on accounts receivable could affect our cash flow and working capital position.

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

We are subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership.  We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404.  For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2013, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) Market Information

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

Years Ended December 31,
2013	High	Low
First Quarter	$0.0018	$0.0006
Second Quarter	0.0045	0.0007
Third Quarter	0.0019	0.0004
Fourth Quarter	0.0010	0.0002
2012
First Quarter	$0.0200	$0.0100
Second Quarter	0.0175	0.0100
Third Quarter	0.0100	0.0100
Fourth Quarter	0.0049	0.0100

b) Holders

As of April 10, 2014, the Company has 526 holders of its common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by law.

d) Securities Authorized fir Issuance under Equity Compensation Plans

As of December 31, 2013, we had an incentive stock and award plan under which 200,000,000 shares had been reserved for issuance. The following table shows information with respect this plan as of the fiscal year ended December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	--	$-0-	176,750,000
Equity Compensation Plans not approved by shareholders	--	-0-	--
Total	--	$-0-	176,750,000

Note: Only restricted shares of common stock were issued pursuant to this plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2013, we have issued the following securities  which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

a)

885,811,163 shares of common stock to Asher Enterprises, Inc. for conversion of its convertible debt and accrued interest.  The shares were valued at $286,670.

b)

68,483,520 shares of common stock to Auctus Private Equity Fund, LLC for conversion of its convertible debt.  The shares were valued at $26,510.

c)

704,327,513 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $225,282.

d)

89,126,472 shares of common stock to Hanover Holdings I, LLC for conversion of its convertible debt and accrued interest.  The shares were valued at $37,286.

e)

46,758,910 shares of common stock to JSJ Investments, Inc. for conversion of its convertible debt.  The shares were valued at $30,000.

f)

721,266 shares of common stock to Panache Capital, LLC for conversion of its convertible debt.  The shares were valued at $462.

g)

82,538,629 shares of common stock to Proteus Capital for conversion of its convertible debt and accrued interest.  The shares were valued at $39,280.

h)

147,150,196 shares of common stock to TCA Global Credit Master Fund, LP for conversion of its convertible debt and accrued interest.  The shares were valued at $182,290.

i)

8,031,059 shares of common stock to WHC Capital, LLC for conversion of its convertible debt.  The shares were valued at $13,000.

j)

33,000,000 shares of common stock for legal fees. These shares were valued at $63,016.

k)

3,250,000 shares of common stock for financial services. These shares were valued at $3,900.

Rule 10B-18 Transactions

During the year ended December 31, 2013, there were no repurchases of the Company’s common stock by the Company.

Item 6.  Selected Financial Data.

The Company is a smaller reporting company as defined in Item 10 (f) of Regulation S-K and therefore is not required to provide the information under this item.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except, as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

General

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary.  This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes, and with the Critical Accounting Policies noted below.

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

Results of Operations 2013 Compared to 2012

	Year Ended December 31,
	2013		2012	Dollar Increase (Decrease)	Percent Increase (Decrease)

Sales - Net	$1,999,496		$2,017,614	(18,118)	(0.9)%

Gross Margin	$706,958		$858,057	(151,099)	(17.6)%

Gross Margin Percent	35.4%	%	42.5%	-	-

Sales

Net sales for the year ended December 31, 2013 decreased $18,118 (0.9%) to $1,999,496 as compared to $2,017,614 for the year ended December 31, 2012. In the prior year, the Company had a one-time sale of approximately $300,000 that did not occur in the current year. As such, the Company did experience a modest increase in business as a result of its marketing efforts. Sales to customers in Russia represented 36.1% and 30.7% of total sales for the years ended December 31, 2013 and 2012, respectively. The Company has no other sales outside the U.S. All of our sales are generated from our customer base of 50 customers. The U.S. and Russian markets still are experiencing a marginal slowdown.

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

Gross Profit

Gross profit for the year ended December 31, 2013 decreased $151,099 (17.6%) to $706,958 as compared to $858,057 for the year ended December 31, 2012. The decrease in gross profit relative to sales is primarily due to selling certain inventories at cost.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $640,593 (81.6%) to $1,425,464 as compared to $784,871 for the year ended December 31, 2012. This increase is attributed to an increase in the provision for bad debts, primarily as a result of its concentration of receivables to Russia, as well as increased advertising and travel expenses as a result of the increased marketing activities.

Income (Loss) from Operations

As a result of the above, the Company recorded a loss from operations of $718,506 for the year ended December 31, 2013 as compared to income from operations of $73,186 for the year ended December 31, 2012.

Other Expense

For the year ended December 31, 2013, the Company had other expense of $117,233 as compared to $461,620 for the year ended December 31, 2012. The decrease in other expense was mostly attributed to the higher gains on the valuation of derivative and the gain on the extinguishment of derivative liabilities which was mostly offset by higher derivative expense. These are non-cash transactions and are primarily attributed to the effect of the price of the underlying stock on the derivative liability.

Net Income (Loss)

As a result of the above, for the year ended December 31, 2013, we incurred a net loss of $835,740 as compared to a net loss of $388,434 for the year ended December 31, 2012.

 Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2013, compared to December 31, 2012.

	December 31, 2013	December 31, 2012	Increase/ (Decrease)

Current Assets	$2,390,979	$2,927,915	$(536,936)

Current Liabilities	$666,420	$1,332,643	$666,223

Working Capital	$1,724,559	$1,595,272	$129,287

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

Our working capital increased $129,287. This increase is primarily attributed lower accounts payable and accrued liabilities, notes payable and a decrease in the derivative liability, which was a non-cash transaction, partially offset by lower accounts receivable.

Net accounts receivable at December 31, 2013 and December 31, 2012, was $763,187 and $1,002,529, respectively, representing a decrease of $239,342 or 23.9%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased. When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations. The decrease is mainly attributed to the allowance for bad debts mostly reflecting a reserve against our accounts receivable from our Russian customers.  Inventory at December 31, 2013 and December 31, 2012, was $1,611,584 and $1,800,135, respectively.  Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume. We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets. This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued liabilities at December 31, 2013, were $119,333, compared to $355,787 at December 31, 2012, which represents a 66.5% decrease.  The main reason for the decrease is management’s attempt to control our payables in these economic conditions in order to improve our cash flow. Advances from our major stockholder at December 31, 2013, were $153,550, compared to $235,317 at December 31, 2012. The decrease is a result of making re-payments to our major stockholder.

During 2013, the Company also converted a substantial amount of its debt, and as a result its total liabilities decreased $871,162 or 56.7%

During the year ended December 31, 2013, the Company had a net decrease in cash of $52,703. The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities.  For the year ended December 31, 2013, the Company used $450,511 in cash for operations as compared to $435,875 in cash for the year ended December 31, 2012. This decrease is primarily attributed to the high operating loss for the year and decrease in accounts payable and accrued liabilities offset a decrease in accounts receivable, lower inventories.

Cash used in investing activities. Net cash used in investing activities was $33,125 for the year ended December 31, 2013 as compared to $29,127 for the year ended December 31, 2012 due to an increase in purchases of equipment.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2013 was $430,933 as compared to $389,467 for the year ended December 31, 2012. This increase was primarily the result of the increase in proceeds from convertible debt.

At March 31, 2013, the Company’s backlog was approximately $36.4 million as compared to approximately $39.4 million at March 31, 2012. Historically, the Company obtains a substantial volume of orders which are required to be filled in less than twelve months, and, therefore, these anticipated orders are not reflected in the backlog.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

In December 2011, we entered into a $75,000 bank line of credit agreement with Columbia Bank. During 2013, the Company increased the credit line to $175,000.  Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%. The line is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.  As of December 31, 2013, the remaining balance was $100,000.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of December 30, 2013, have interest rates ranging from 3.99% to 8.75%.  As of December 31, 2013, we have outstanding balances related to these obligations of $64,212.

Convertible Debt

We have convertible debt notes maturing in various months during 2012, 2013 and 2014 with the latest maturity of October 23, 2014. The notes’ interest rates range from 8% to 12%. The conversion feature is accounted for as an embedded derivative carried on our balance sheet at fair value and any unrealized change in fair value is a component on our statement of operations. The embedded derivative is valued using the Black-Scholes pricing model. At December 31, 2013, convertible debt of $171,443 is net of debt discount of $108,376.

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

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies as disclosed in Note 2 of our Notes to Financial Statements.  The Company’s accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

Revenue Recognition - the Company’s management recognizes revenue when realized or realizable and earned.  In connection with revenue, the Company established a sales return and allowance reserve for anticipated merchandise to be returned based on historical operations.  The Company’s sole revenue producing activity as a manufacturer and distributor of upscale jewelry is affected by movement in fashion trends and customer desire for new designs, varying economic conditions affecting consumer spending and changing product demand by retailers affecting their desired inventory levels. Realizing that this may, and in some periods has, resulted in a significant amount of sales returns, management revised the Company policy of accepting merchandise returns.  Whereas under prior policy customers had up to 360 days to return merchandise and were allowed credits as offsets to their outstanding accounts receivable, under the current return policy merchandise, with limited exceptions, cannot be returned.

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results. Management has provided an allowance for doubtful accounts of approximately $305,980 at December 31, 2012 and $-0- at December 31, 2012.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of December 31, 2013, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were determined that it would be able to realize the deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation  allowance through an increase to income in the period in which that determination is made.  In its evaluation of a valuation allowance, the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets.

Off Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that may affect its financial position or its results of operations.

New Accounting Pronouncements

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We do not engage in any hedging activities.

Item 8.  Financial Statements and Supplementary Data.

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bergio International, Inc.

Fairfield, New Jersey

We have audited the accompanying balance sheets of Bergio International, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bergio International, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 8, 2014

BERGIO INTERNATIONAL, INC.

Balance Sheets

ASSETS	December 31, 2013	December 31, 2012
Current assets:
Cash	$-	$52,703
Accounts receivable, net	763,187	1,002,529
Inventories	1,611,584	1,800,135
Prepaid expenses and other current assets	11,855	22,665
Deferred financing costs	4,353	49,883
Total current assets	2,390,979	2,927,915

Property and equipment, net	124,924	110,635
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$2,521,731	$3,044,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank lines of credit	$164,212	$114,693
Current portion of notes payable	-	157,167
Current portion of convertible debt	171,443	134,193
Accounts payable and accrued liabilities	119,333	355,787
Advances from stockholder and accrued interest	153,550	272,616
Derivative liability	57,882	298,187

Total current liabilities	666,420	1,332,643

Long-term liabilities:
Notes payable	-	81,386
Convertible debt	-	123,553
Total long-term liabilities	-	204,939

Total liabilities	666,420	1,537,582

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, par value $0.001 per share, 51 shares authorized, 51 shares issued and outstanding	-	-
Common stock, 3,000,000,000 shares authorized, par value $0.001 per share, 2,431,169,267 and 361,970,539 shares issued and outstanding, respectively	2,431,169	361,970
Additional paid-in capital	3,992,764	4,877,708
Accumulated deficit	(4,568,622)	(3,732,882)

Total stockholders’ equity	1,855,311	1,506,796

Total liabilities and stockholders’ equity	$2,521,731	$3,044,378

The accompanying notes are an integral part of the financial statements.

BERGIO INTERNATIONAL, INC.

Statements of Operations

	For the years ended December 31,
	2013	2012

Net sales	$1,999,496	$2,017,614

Cost of sales	1,292,538	1,159,557

Gross margin	706,958	858,057

Operating expenses:
Selling, general and administrative	1,425,464	784,871

Total operating expenses	1,425,464	784,871

(Loss) income from operations	(718,506)	73,186

Other income (expense):
Interest income	-	828
Interest expense	(80,155)	(67,274)
Amortization of debt discount	(470,502)	(330,433)
Amortization of deferred financing costs	(59,529)	(76,918)
Change in fair value of derivatives	1,538,806	235,882
Derivative expense	(1,515,710)	(71,788)
Gain on extinguishment of derivative	467,316	-
Loss on settlement of debt	-	(135,953)
Loss on extinguishment of debt	-	(16,474)
Other income	2,541	510

Total other expense	(117,233)	(461,620)

Loss before provision for income taxes	(835,740)	(388,434)

Provision for income taxes	-	-

Net loss	$(835,740)	$(388,434)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	1,161,531,629	136,340,979

The accompanying notes are an integral part of the financial statements.

BERGIO INTERNATIONAL, INC.

Statements of Changes in Stockholders’ Equity

As of December 31, 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance - December 31, 2011	51	$ -	41,302,182	41,302	4,526,165	(3,344,448)	1,223,019

Issuance of common stock for debt conversion	-	-	313,605,507	313,605	420,835	-	734,440
Issuance of common stock for professional services	-	-	14,000,000	14,000	35,000	-	49,000
Reclassification of derivative liability associated with convertible debt	-	-	-	-	63,771	-	63,771
Reclassification of stock offering costs to additional paid in capital	-	-	-	-	(50,000)	-	(50,000)
Cancellation of shares	-	-	(6,937,150)	(6,937)	(118,063)	-	(125,000)
Net loss for the year ended December 31, 2012	-	-	-	-	-	(388,434)	(388,434)
Balance - December 31, 2012	51	-	361,970,539	361,970	4,877,708	(3,732,882)	1,506,796

Issuance of common stock for debt conversion	-	-	2,032,948,728	2,032,949	(1,149,196)	-	883,753
Issuance of common stock for professional services	-	-	36,250,000	36,250	30,766	-	67,016
Gain on extinguishment of derivative liability					164,204		164,204
Reclassification of derivative liability associated with convertible debt	-	-	-	-	69,282	-	69,282
Net loss for the year ended December 31, 2013	-	-	-	-	-	(835,740)	(835,740)
Balance December 31, 2013	51	$ -	2,431,169,267	$ 2,431,169	$ 3,992,764	$ (4,568,622)	$ 1,855,311

The accompanying notes are an integral part of the financial statements.

BERGIO INTERNATIONAL, INC.

Statements of Cash Flows

	For the years ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(835,740)	$(388,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,836	22,261
Provision for bad debts	305,980	-
Stock issued for services	67,016	49,000
Amortization of debt discount	470,502	330,433
Amortization of deferred financing costs	59,529	76,919
Change in fair value of derivatives	(1,538,806)	(235,882)
Derivative expense	1,515,710)	71,788
Gain on extinguishment of derivative	(467,316)	-
Loss on extinguishment of debt	-	16,474
Loss on settlement of debt	-	135,953
Changes in assets and liabilities:
Increase in accounts receivable	(66,638)	(616,887)
Decrease in other receivable	-	65,000
Decrease (increase) in inventories	188,551	(270,741)
Decrease (increase) in prepaid expenses and other current assets	10,810	(7,802)
Increase in accrued interest	-	10,149
(Decrease) increase in accounts payable and accrued liabilities	(178,945)	305,894
Net cash used in operating activities	(450,511)	(435,875)

Cash flows from investing activities:
Change in investment in unconsolidated affiliate	-	(828)
Acquisition of equipment	(33,125)	(28,299)
Net cash used in investing activities	(33,125)	(29,127)

Cash flows from financing activities:
Advances (repayments) of bank lines of credit, net	49,519	10,367
Proceeds notes payable	-	75,000
Repayments of notes payable	(87,070)	(20,648)
Proceeds from convertible debt	564,250	478,630
(Payments) advances from stockholder and accrued interest, net	(81,767)	(87,769)
Deferred financing costs	(13,999)	(66,113)
Net cash provided by financing activities	430,933	389,467

Net (decrease) increase in cash	(52,703)	(75,535)
Cash, beginning of year	52,703	128,238
Cash, end of year	$-	52,703

Supplemental cash flow information:
Cash paid for taxes	$-	-
Cash paid for interest	$8,891	-
Supplemental non-cash information
Debt discount from fair value of imbedded derivative	$483,593	226,993
Issuance of common stock for vendor payables	$-	31,982
Issuance of common stock for convertible debt and accrued interest	$883,752	596,352
Reclassification of derivative liability to additional paid-in capital	$233,486	63,771
Reclassification of stock offering costs to additional paid-in capital	$-	175,000
Reclassification of line of credit to demand note	$75,000	-

The accompanying notes are an integral part of the financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements

Note 1. Business, Organization, and Liquidity

Business and Organization

Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc.  On October 21, 2009, as a result of a Share Exchange Agreement, the corporate name was changed to Bergio International, Inc. and the Company implemented a 12-for-1 forward stock split of its common shares. All share and per share data has been adjusted to reflect such stock splits.   Effective July 15, 2013, the Company amended its Certificate of Incorporation to change the Company’s authorized capital from 1,500,000,000 common shares to 3,000,000,000 common shares of stock.  On February 26, 2014, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares from 3,000,000,000 shares. The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered in Fairfield, New Jersey. The Company also markets its fine jewelry in Russia. The Company experiences significant seasonal volatility. The first two quarters of the year typically represent 15% - 35% of annual sales, and the remaining two quarters represent the remaining portion of annual sales.

Note 2. Summary of Significant Accounting Policies

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties:

The Company’s operations are subject to a number of risks, including but not limited to changes in the general economy, demand for the Company’s products, and the success of its customers.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2013.

Revenue Recognition:

Revenues are recognized at the time of shipment to with the price to the buyer being fixed and determinable and collectability assured, provided title and risk of loss is transferred to the customer.  Provisions, when appropriate, are made where the right to return exists.

Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at December 31, 2013 and, 2012, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the balance sheets as of December 31, 2013 and 2012 for cash, accounts receivable and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

Accounting for Income Taxes:

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740, “Income Taxes”. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized for financial reporting purposes but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

Income Tax Uncertainties:

The Company accounts for uncertainties in income taxes under ASC 740-10-50 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The implementation of ASC 740-10 had no impact on the Company’s results of operations or financial position.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2013 and 2012, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2013 and 2012.

Cash and Cash Equivalents:

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2013 and December 31, 2012.

Accounts Receivable:

Accounts receivable are generated from sales of fine jewelry to retail outlets throughout the United States and Russia. At December 31, 2013 and December 31, 2012, accounts receivable were substantially comprised of balances due from retailers and from the Russian manufacturer of the jewelry that we sell to our customers in Russia. .

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credit limits for and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified.  While such credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue.

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance.  The Company historically has been able to collect the accounts receivable balance during a period of nine months to a year.  While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $305,980 and $-0-, respectively.  An officer of the Company has personally guaranteed a customer account receivable balance of $70,926.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

Concentrations of Credit Risk:

Cash Held in Banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable: The Company’s customer base is primarily comprised of balances due from retailers. Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which the Company’s services are provided, as well as their dispersion across many different geographical areas.  The Company has been expanding its brand and its retail sales to customers in Russia during the past few years, and management does believe the Company has a higher degree of credit risk related to sales made to customers in Russia.  As is characteristic of the Company’s business and of the jewelry industry generally, the Company extends its customers seasonal credit terms.  The carrying amount of receivables approximates fair value. The Company routinely assesses the financial strength of its customers and believes its credit risk exposure on accounts receivable is limited. Based on management’s review of accounts receivable, an allowance for doubtful accounts is recorded, if appropriate. The Company does not require collateral to support these financial instruments.

Inventories:

Inventories consist primarily of finished goods, and are stated at the lower of cost or market.  Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale.  Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. The estimate is based, in part, on the Company’s forecasts of future sales and age of inventory.

Property and Equipment:

Equipment is stated at cost, net of accumulated depreciation.  Depreciation and amortization are provided on a straight-line basis over periods ranging from 5 to 10 years.

Leasehold improvements are amortized over the term of the lease or the useful life of the asset, whichever is shorter.

Maintenance, repairs, and renewals that do not materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the Statements of Operations.

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended December 31, 2013 and 2012, respectively.

Investment in Unconsolidated Affiliates:

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, in which the Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At December 31, 2013 and December 31, 2012, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

Deferred Financing Costs:

Certain costs associated with financing activities related to the issuance of equity securities are deferred. These costs consist primarily of legal, banking and other professional fees related to the transactions. Deferred financing costs are amortized over the life of the related debt.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

Equity-Based Compensation:

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

Advertising and Promotional Costs:

Advertising and promotional costs are expensed as incurred and are recorded as part of Selling, General and Administrative Expenses in the Statement of Operations.  The total cost for the years ended December 31, 2013 and 2012, was approximately $231,284 and $144,332, respectively.

Net (Loss) Income per Common Share:

Basic net (loss) income per share attributable to common stockholders is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as stock options and warrants using the treasury stock method.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes the anti-dilutive effects of common stock equivalents.

New Accounting Pronouncements:

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.

Subsequent Events:

The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2013 through the issuance of the accompanying financial statements.

Note 3. Basic and Diluted Loss (Income) Per Share

Net (loss) income per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net (loss) income divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants, options, and/or conversions is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise. For the years ended December 31. 2013 and 2012, basic net loss per share equaled the diluted loss per share, since the effect of shares potentially issuable upon exercise or conversion was anti-dilutive.  For the years ended December 31, 2013 and 2012, 501,298,702 and 550,907,567 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

	December 31, 2013	December 31, 2012
Basic net loss per share computation:
Net loss	$(835,740)	$(388,434)
Weighted-average common shares outstanding	1,161,531,629	136,340,979
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share computation
Net loss	$(835,740)	$(388,434)
Weighted-average common shares outstanding	1,161,531,629	136,340,979
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	--	--
Total adjusted weighted-average shares	1,161,531,629	136,340,979
Diluted net loss per share	$(0.00)	$(0.00)

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2012

Leasehold Improvements	$7,781	$7,781
Office and equipment	416,445	383,320
Selling equipment	8,354	8,354
Furniture and fixtures	18,487	18,487

Total at cost	451,067	417,942
Less: Accumulated depreciation & amortization	(326,143)	(307,307)

	$124,924	$110,635

Depreciation and amortization expense related to the assets above for the years ended December 31, 2013 and 2012 was $18,836 and $22,261, respectively.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2013	2012

Accounts payable	$45,766	$274,863
Accrued interest	22,385	55,923
Accrued salaries and wages	51,182	25,001

	$119,333	$355,787

Accrued salaries and wages include amounts due to an officer of the Company in the amounts of $50,000 and $25,000 for the periods ended December 31, 2013 and 2012, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

Note 6. Related Party

Advances from Stockholder and Accrued Interest

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At December 31, 2013 and December 31, 2012, $110,655 and $235,317, respectively, was due to the shareholder. Interest expense is accrued at an average annual market rate of interest which was 3.15% and 3.25% at December 31, 2013 and December 31, 2012, respectively.  Accrued interest was $42,895 and $37,299 at December 31, 2013 and 2012, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

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

Note 7. Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	December 31,
	2013	2012

Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At December 31, 2013 and 2012, the interest rates ranged from 3.99% to 8.75%.	$164,212	$114,693

Current maturities included in current liabilities	$164,212	$114,693

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

Note 8. Notes Payable

	December 31,
	2013	2012

Notes payable due in equal monthly installments, over 60 months, maturing through April 2014 at interest rates of 10.52%. The notes were collateralized by the assets of the Company.	$--	$31,035

Convertible note payable to TCA Global (see below) due on demand, matured December 22, 2012 at interest rate of 12%	--	132,518

Credit line of $75,000 as of January 31, 2013 was converted to a term loan. Notes payable due in equal monthly installments, over 60 months, maturing through February 2018 at interest rates of 5%. The notes are collateralized by specific assets of the Company.	--	75,000

Total	--	238,553

Less: current maturities	--	157,167

Long-term portion of notes payable	$--	$81,386

TCA Global

In November 2011, the Company issued a 12% convertible note (the “November 2011 Note #6”) in the amount of $200,000 to TCA Global Credit Master Fund, LP (“TCA Global”). The principal and accrued interest is payable on December 22, 2012, or such earlier date as defined in the agreement. The note is convertible by TCA Global at any time after issue with conversion periods as defined in agreement. The note is convertible into shares of the Company’s common stock at a price of 95% of the average of the five lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2013, the principal of $132,518, plus accrued interest, and investment banking fees of $29,416 was converted into 147,150,196 shares of common stock. The note was fully paid as of December 31, 2013. During the year ended December 31, 2012, $67,482 was converted into 49,236,111 shares of common stock and a loss upon settlement of $29,532 given the note matured and the instrument ceased to be a derivative liability.

Note 9. Convertible Debt

Asher

On July 9, 2013, the Company issued an 8% convertible note (the “July 9 Note”) in the amount of $68,750 to Asher Enterprises, Inc. (“Asher”).  The principal and accrued interest is payable on February 1, 2014, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion During the year ended December 31, 2013, the total principal amount of $68,750 was converted into 148,280,155 shares of common stock.

On July 1, 2013, the Company issued an 8% convertible note (the “July 1 Note”) in the amount of $100,000 to Asher. The principal and accrued interest is payable on March 26, 2014, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. The outstanding balance at December 31, 2013 was $100,000 with accrued interest of $4,011.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

On April 22, 2013, the Company issued an 8% convertible note (the “April 22 Note”) in the amount of $42,500 to Asher.  The principal and accrued interest is payable on January 25, 2014, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2013, the total principal amount of $42,500 and accrued interest of $1,700 was converted into 263,421,053 shares of common stock.

On March 4, 2013, the Company issued an 8% convertible note (the “March 4 Note”) in the amount of $53,000 to Asher.  The principal and accrued interest is payable on December 6, 2013, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2013, the total principal amount of $53,000 and accrued interest of $2,120 was converted into 231,000,000 shares of common stock.

On September 7, 2012, the Company issued an 8% convertible note (the “September 7 Note”) in the amount of $32,500 to Asher. The principal and accrued interest is payable on June 11, 2013, or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2013, the total principal amount of $32,500 and accrued interest of $1,300 was converted into 96,288,083 shares of common stock. The outstanding balance as of December 31, 2012 was $32,500.

On August 6, 2012, the Company issued an 8% convertible note (the “August 6 Note”) in the amount of $37,500 to Asher. The principal and accrued interest is payable on May 8, 2013, or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2013, the total principal of $37,500 and $1,500 of accrued interest was converted into 71,410,256 shares of common stock. The outstanding balance as of December 31, 2012 was $37,500.

On July 10, 2012, the Company issued an 8% convertible note (the “July 10 Note”) in the amount of $32,500 to Asher. The principal and accrued interest is payable on April 12, 2013, or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2013, the principal of $32,500 and $1,300 of accrued interest was converted into 56,661,616 shares of common stock. The outstanding balance as of December 31, 2012 was $32,500.

On June 7, 2012, the Company issued an 8% convertible note (the “June 7 Note”) in the amount of $37,500 to Asher.  The principal and accrued interest is payable on March 11, 2013, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2012, the principal amount of $36,000 was converted into 36,060,606 shares of common stock. During the year ended December 31, 2013, the remaining principal of $10,500 and $1,500 of accrued interest was converted into 18,750,000 shares of common stock. The outstanding balance as of December 31, 2012 was $10,500.

Asher is entitled to have all shares issued upon conversion of the above notes listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company’s common stock are then listed.

Hanover Group, LLC

On July 25, 2012, the Company issued a 12% convertible note (the “July 25 Note #12”) in the amount of $26,000 to Hanover Holdings I, LLC (“Hanover”). The principal and accrued interest is payable on or before July 25, 2013. The note is convertible by Hanover at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the stock price for the three days prior to the date of conversion. During the year ended December 31, 2013, the total principal of $26,000 and accrued interest of $1,746 was converted into 62,626,472 shares of common stock. The outstanding balance as of December 31, 2012 was $26,000.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

On August 29, 2012, the Company issued a 12% convertible note (the “August 29 Note”) in the amount of $9,000 to Hanover. The principal and accrued interest is payable on or before August 29, 2013. The note is convertible by Hanover at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the stock price for the three days prior to the date of conversion. During the year ended December 31, 2013, the principal of $9,000 and $540 of accrued interest was converted into 26,500,000 shares of common stock. The outstanding balance as of December 31, 2012 was $9,000.

Panache Capital, LLC/WHC Capital, LLC

On November 7, 2012, the Company issued a 10% convertible note (the “November 7 Note”) in the amount of $31,982 to Panache Capital, LLC (“Panache”) in exchange for the account payable.  The principal and accrued interest is payable on or before October 24, 2013. The note is convertible by Panache at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the three lowest stock prices for the ten days prior to the date of conversion.  During the year ended December 31, 2012, $31,702 of principal was converted into 30,558,000 shares of common stock. During the year ended December 31, 2013, the remaining principal of $280 and $182 of accrued interest was converted into 721,266 shares of common stock. The outstanding balance as of December 31, 2012 was $280.

On November 6, 2012, the Company issued a 10% convertible note (the “November 6 Note”) in the amount of $13,000 to Panache.  The principal and accrued interest is payable on or before October 24, 2013.   The note is convertible by Panache at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 40% of the average of the three lowest stock prices for the ten days prior to the date of conversion. During the year ended December 31, 2013, the total principal of $13,000 was converted into 8,031,059 shares of common stock. The outstanding balance as of December 31, 2012 was $13,000.

JSJ

On October 3, 2012, the Company issued a 10% convertible note (the “October 3 Note”) in the amount of $30,000 to JSJ Investment, Inc.  (“JSJ”)  The principal and accrued interest is payable on or before October 3, 2013.   The note is convertible by JSJ at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 65% of the average of the three lowest days during the ten day trading period prior to the date of conversion. During the year ended December 31, 2013, the total principal of $30,000 was converted into 46,758,910 shares of common stock. The outstanding balance as of December 31, 2012 was $30,000

Auctus Private Equity Fund, LLC

On August 19, 2013, the Company issued an 8% convertible note (the “August 19 Note”) in the amount of $50,000 to Auctus Private Equity Fund, LLC (“Auctus”).  The principal and accrued interest is payable on or before May 19, 2014. The note is convertible by Auctus at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5%of the average of the two days during the ten day trading period prior to the date of conversion.  At December 31, 2013, the balance due on the note was $50,000 and accrued interest of $1,458.

On October 5, 2012, the Company issued an 8% convertible note (the “October 5 Note”) in the amount of $36,750 to Auctus.  The principal and accrued interest is payable on or before July 5, 2013. The note is convertible by Auctus at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5%of the average of the two days during the ten day trading period prior to the date of conversion. During year ended December 31, 2013, principal of $36,750 was converted into 68,483,520 shares of common stock. The outstanding balance as of December 31, 2012 was $36,750

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

Fife

In December 2012, the Company entered into a $325,000 convertible note (the “December 12, 2012 Note #21”) consisting of three tranches to be drawn down with the first tranche totaling $125,000, including $25,000 in loan costs and an additional two tranches totaling $200,000. The note bears a 5% annual interest rate and matures eighteen months from the issuance. The note is convertible into common shares of the Company based on 70% of the average of the 3 lowest closing prices of the common stock for the proceeding 15 consecutive trading days immediately prior to the conversion. During 2013, the conversion price was fixed at $0.005 per share. As of December 31, 2012, the Company only drew down the first tranche totaling $125,000. In 2013, the Company advised the lender that they are terminating the agreement and will not be drawing down the remaining $200,000. However, on February 11, 2013, April 5, 2013, April 23, 2013, and July 1, 2013, the Company drew down an additional $250,000.  During the year ended December 31, 2013, principal of $237,518 and accrued interest was converted into 786,866,142 shares of common stock. At December 31, 2013 and 2012, the balance due on the note was $129,819 and $125,000, respectively.

Note 10. Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $470,502 and $330,433 for years ended December 31, 2013 and 2012, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. Convertible debt as of December 31, 2013 and 2012 was $279,818 and $390,264, respectively, and are shown net of debt discount in the amounts of $108,375 and $132,518, respectively. As of December 31, 2013 and 2012, the derivative liability was $57,882 and $298,187, respectively.

The Black-Scholes model was valued with the following inputs:

Stock Price - The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices ranged from $0.0002 to $0.0045 in the period January 1, 2013 through December 31, 2013.

Variable Conversion Prices - The variable conversion price was based on: (i) 60% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Asher); (ii) 65% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date (Panache); (iii) 60% of the average of the stock price for the three days prior to the date of conversion (Hanover); (iv) 65%  of the average of the 3 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (JSJ); (v) 62.5%  of the average of the 2 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (Auctus); (vi)  60%  of the average of the 3 lowest Stock Prices during the 10 trading days ending 1 day prior to the Valuation Date (WHC Capital, LLC).

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity ranged from 12 months to 0 months in the period January 1, 2013 through December 31, 2013.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate at December 31, 2013 was 0.13% based on one year.

Volatility - The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies at December 31, 2013 was 39.06%.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

Note 11. Modification of Convertible Debt (Extinguishment Accounting)

During the year ended December 31, 2012 the Company modified the terms of certain convertible debentures which extended the term of the debt. In connection with the modification, the Company compared the present value of both old and new convertible debt.  The Company determined that the present value of the new convertible debt exceeded the present value of the old convertible debt by more than 10%, which resulted in the application of extinguishment accounting. The modification of the debt instrument for the year ended December 31, 2012, resulted in debt instruments being exchanged with substantially different terms and extinguishment accounting was applied resulting in a loss on extinguishment of debt in the amount of $16,474. The original debt was $23,069 with a date of modification of August 29, 2012.

Note 12. Stockholders’ Equity

The Company is authorized to issue 6,000,000,000 shares of common stock, par value $0.00001 per share and 51 shares of preferred stock, par value $0.00001 per share. At December 31, 2013 and December 31, 2012, there were 2,431,169,267 and 361,970,539 common shares issued and outstanding, respectively. In October 2009, the Company affected a 12 for 1 forward split of its common stock. Effective July 15, 2013, the Company amended its Certificate of Incorporation to change the Company’s authorized capital from 1,500,000,000 common shares to 3,000,000,000 common shares of stock. In April 2014, the Company amended its Certificate of Incorporation to change the Company’s authorized capital to 6,000,000,000 shares of common stock and its par value to $0.00001 per share. All share and per share data has been adjusted to reflect such stock splits. Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock, par value $0.001 to its CEO (see Note 5). In April 2014, the Company changed its par value on its preferred stock from $0.001 to $0.00001. The Series A Preferred Stock pays no dividends and has no conversion rights. Each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company.

For the year ended December 31, 2013, the Company issued the following shares of common stock:

a)

885,811,163 shares of common stock to Asher for conversion of its convertible debt and accrued interest.  The shares were valued at $286,670.

b)

68,483,520 shares of common stock to Auctus for conversion of its convertible debt.  The shares were valued at $26,510.

c)

704,327,513 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $225,282.

d)

89,126,472 shares of common stock to Hanover for conversion of its convertible debt and accrued interest.  The shares were valued at $37,286.

e)

46,758,910 shares of common stock to JSJ for conversion of its convertible debt.  The shares were valued at $30,000.

f)

721,266 shares of common stock to Panache for conversion of its convertible debt.  The shares were valued at $462.

g)

82,538,629 shares of common stock to Proteus Capital for conversion of its convertible debt and accrued interest.  The shares were valued at $39,280.

h)

147,150,196 shares of common stock to TCA Global for conversion of its convertible debt and accrued interest.  The shares were valued at $182,290.

i)

8,031,059 shares of common stock to WHC Capital, LLC (“WHC Capital”) for conversion of its convertible debt.  The shares were valued at $13,000.

j)

33,000,000 shares of common stock for legal fees:. These shares were valued at $63,016.

k)

3,250,000 shares of common stock for financial services. These shares were valued at $3,900.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

For the year ended December 31, 2012, the Company issued the following shares of common stock:

a)

93,284,364 shares of common stock to Asher for conversion of its convertible debt. The shares were valued at $194,500.

b)

43,538,658 shares of common stock to Genesis for conversion of its convertible debt. The shares were valued at $195,063.

c)

3,996,000 shares of common stock to Caesar Capital Group for conversion of its convertible debt. The shares were valued at $9,990.

d)

15,119,306 shares of common stock to Panache for conversion of its convertible debt. The shares were valued at $60,710.

e)

46,949,623 shares of common stock to Magna Group for conversion of its convertible debt. The shares were valued at $90,813.

f)

30,558,000 shares of common stock to WHC Capital for conversion of its convertible debt. The shares were valued at $31,702.

g)

30,923,445 shares of common stock to JSJ for conversion of its convertible debt. The shares were valued at $54,649.

h)

49,236,111 shares of common stock to TCA Global for conversion of its convertible debt. The shares were valued at $97,014.

i)

14,000,000 shares of common stock for legal fees. These shares were valued at $49,000.

Note 13. Income Taxes

The components of the Company’s deferred taxes at December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$701,518	$603,142
Startup costs	13,073	14,286
Accounts receivable reserves	122,239	-
Deferred compensation	19,975	-
Depreciation	(27,203)	(30,898)
Deferred tax asset	829,602	568,530
Less valuation allowance	(829,602)	(568,530)

Deferred tax asset, net	$--	$--

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. At December 31, 2013, the Company had approximately $1,439,000 of federal net operating tax loss carryforwards expiring at various dates through 2033. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance increased (decreased) by approximately $134,508 and $114,858 in the years ended December 31, 2013 and 2012, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 34% to the income tax (benefit) provision recognized in the financial statements is as follows:

	December 31,	December 31,
	2013	2012

U.S. statutory rate	(34%)	(34%)
Income tax expenses - state and local, net of federal benefit	6%	6%
Change in valuation allowance	28%	28%

Effective tax rate	-	-

Note 14. Commitments

The Company leases certain office and manufacturing facilities and equipment. The Company’s office and manufacturing facilities are currently leased on a month to month basis at $1,100 per month.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

Rent expense for the Company's operating leases for year ended December 31, 2013 and 2012 amounted to approximately $13,200 and $13,200, respectively.

Note 15. Litigation

The Company is currently not involved in any litigation that it believes could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Note 16. Significant Customer Concentrations

During the year ended December 31, 2013, the Company had two customers, Funicelli (7.6%) and Sarkin Nourian (7.7%) accounting for over 5% or more of our annual sales. During the year ended December 31, 2012, the Company had one customer, Ultra Diamonds Inc., which accounted for approximately 5% of our annual sales.

Sales to customers in Russia represented 36.1% and 30.7% of total sales for the years ended December 31, 2013 and 2012, respectively. The Company has no other sales outside the U.S.

All of our sales are generated from our customer base of approximately 50 customers.

As of December 31, 2013 and 2012, one individual customer balance represented 21% and 20%, respectively, of the Company’s outstanding accounts receivable. No other customer has a balance over 10% of the Company’s outstanding accounts receivable.

Note 17. Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and prescribes disclosures about fair value measurements.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The valuation techniques that may be used to measure fair value are as follows:

Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility have variable rates that reflect currently available terms and conditions for similar debt.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2013 and December 31, 2012. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2013	Level I	Level II	Level III	Total

Derivative liability	$-	$57,882	$-	$57,882
Total liabilities	$-	$57,882	$-	$57,882

December 31, 2012	Level I	Level II	Level III	Total

Derivative liability	$-	$298,187	$-	$298,187
Total Liabilities	$-	$298,187	$-	$298,187

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

Note 18. Subsequent Events

On February 26, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares from 3,000,000,000 shares.

In April 2014, the Company amended its Certificate of Incorporation to change the par value of the Company's common sock to $0.00001 per share. The Company also changed the par value of its preferred stock to $0.00001.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2013.

Item 9A.  Controls and Procedures

a) Evaluation of disclosure controls and procedures

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

b) Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2013, and identified the following material weaknesses:

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

The Company will continue its assessment on a quarterly basis.  We plan to hire personnel and resources to address these material weaknesses.  We believe these issues can be solved with hiring accounting support and plan to do so as soon as we have funds available for this.

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 10, 2014.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name (age)	Position	Year First Elected a Director
Berge Abajian (54)	Chief Executive Officer and Chairman	2007

Arpi Abajian (51)	Secretary	2009

Background of Directors and Officers

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

Arpi Abajian was appointed our Secretary on October 29, 2009, by the Company’s Board of Directors. For the past 11 years, Ms. Abajian has worked at Bergio (formerly known as Diamond Information Institute) in various administrative positions.  Ms. Abajian is currently married to the Chief Executive Officer and Chairman of our company and does not serve on the board of any other companies.

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

Meetings of Our Board of Directors

Our Board did not hold any meetings during the most recently completed fiscal year end. Various matters were approved by consent resolution, which in each case was signed by each of the members of the Board then serving.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As of December 31, 2013, the end of the last fiscal year, all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based solely on review of Filed Forms 3 and 4 furnished to the Company.

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

Mr. Abajian is to receive a base salary in the amount of $175,000 per annum for year one, commencing on February 28, 2010, and shall increase at a rate of three percent (3%) per annum for each consecutive year after 2010, or at such rates as are approved from time to time by the Company’s board of directors.  For the past two years, Mr. Abajian has decreased his salary and waived the salary increase in his effort to help the Company financially. In addition, Mr. Abajian may receive an annual bonus up to one-half percent (0.5%) based upon the Company’s annual net profit before taxes. Mr. Abajian is also eligible to participate in the Company’s medical insurance plan, life insurance plan or any 401(k), pension or similar plans that are now or may be in the future established, for the general benefit of the Company’s senior executives.  Further, and pursuant to the terms of the Amended Agreement, the Company issued to Mr. Abajian 51 shares of the Company’s Series A Preferred Stock, par value $0.001 per share, subject to certain increases.

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

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during years 2013, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation $ (4)	Total ($)

Berge Abajian CEO & Chairman	2013	(2) 100,000	-	-	-	-
	2012	(2) 100,000	-	-	16,200	116,200
	2011	77,885	-	-	15,189	93,074
Arpi Abajian Secretary	2013	-	-	-	-	-
	2012	-	-	-	-	-
	2011	-	-	-	-	-

(1)

The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)

Mr. Abajian voluntarily deferred $25,000 of his salary for each year until such time as the Company is in a better financial position.

(3)

No incentive compensation was made to the NEO’s in 2013, 2012 and 2011, and therefore no amounts are shown.

(4)

Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year.

(5)

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

(ii) the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than ten (10) years after the date such Option is granted, andprovided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Stock Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

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

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of April 9, 2014, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class (1)

Named Directors and Officers

Berge Abajian, Chairman and CEO (3)	7,441,300	0.2%

Arpi Abajian, Secretary	5,471	*%

All Officers and Directors as a Group (2 persons)	7,446,771	0.2%

(1)  Unless otherwise indicated, the address of each beneficial owner listed above is c/o Bergio International, Inc., 12 Daniel Road East, Fairfield, NJ 07007.

(2)  Based on a total of 4,384,728,094 shares of common stock outstanding on April 9, 2014

(3)  Mr. Abajian also owns 51 shares of the Company’s Series A Preferred Stock.

Issuances Under the Compensation Plan

The following table provides information as of December 31, 2013 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	--	$-0-	176,750,000
Equity Compensation Plans not approved by shareholders	--	-0-	--
Total	--	$-0-	176,750,000

Note: Only restricted shares of common stock were issued pursuant to this plan.

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

Item 14.  Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered by Silberstein Ungar, PLLC, our independent registered public accountants in 2013 and 2012.

	2013	2012

Audit Fees	$16,200	$16,200
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	16,200	16,200
Tax Fees	-	-
All Other Fees	-	12,309

Total	$16,200	$28,509

(1) For 2013 and 2012, all other fees paid to Silberstein Ungar, PLLC are related to reviewing the Company’s quarterly reports and various traveling expenses associated therewith.

Audit Fees.  This category includes the audit of the Company’s consolidated financial statements, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.  It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement.

Audit Related Fees, tax and other fees.  For 2013 and 2012, all other fees paid to Silberstein Ungar, PLLC are related to reviewing the Company’s quarterly reports and various traveling expenses associated therewith.

Item 15.  Exhibits and Financial Statement Schedules.

a.) The following documents are filed as a part of this report:

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

3.5	Certificate of Amendment of Certificate of Incorporation, dated November 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2012)

3.6	Certificate of Amendment of Certificate of Incorporation, dated January 14, 2014 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2014)

3.7	Certificate of Amendment of Certificate of Incorporation, dated February 26, 2014 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2014)

3.8	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2014 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2014)

10.1	Order Approving Stipulation for Settlement of Claim, dated February 4, 2010 (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2010)

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

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: April 15, 2014	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	CEO and Chairman	April 15, 2014
Berge Abajian

/s/ Arpi Abajian	Secretary	April 15, 2014
Arpi Abajian