Form 10-Q
period 2014-03-31
Bergio International, Inc.
filed 2014-05-15
CIK 1431074

_________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________________________________________

FORM 10-Q

_________________________________________________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-150029

BERGIO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1338257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Daniel Road E. Fairfield, CT 07004
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

As of May 5, 2014, there were 4,565,370,583 shares outstanding of the registrant’s common stock.

Part I - Financial Information

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS:
Current assets:
Cash	$132,012	$-
Accounts receivable, net of allowance for doubtful accounts of $309,980 at March 31, 2014 and December 31, 2013	524,419	763,187
Inventories	1,684,154	1,611,584
Prepaid expenses	24,255	11,855
Deferred financing costs	1,926	4,353
Total current assets	2,366,766	2,390,979

Property and equipment, net	130,517	124,924

Other assets:
Investment in unconsolidated affiliate	5,828	5,828
Total other assets	5,828	5,828

Total assets	$2,503,111	$2,521,731

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$141,277	$119,333
Bank lines of credit, net	235,550	164,212
Convertible debt, net	76,291	171,443
Advances from stockholder and accrued interest	144,011	153,550
Derivative liability	11,530	57,882
Total current liabilities	608,659	666,420
Total Liabilities	608,659	666,420

Commitments and contingencies

Stockholders' equity
Series A preferred stock - $.00001 par value, 51 Shares
Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized,
4,565,370,583 and 2,431,169,267 issued and outstanding	45,654	24,312
Additional paid-in capital	6,704,179	6,399,621
Warrants	34,300	-
Accumulated deficit	(4,889,681)	(4,568,622)
Total stockholders' equity	1,894,452	1,855,311

Total liabilities and stockholders' equity	$2,503,111	$2,521,731

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Sales, net	$263,552	$316,770

Cost of sales	160,799	192,066

Gross profit	102,753	124,704

Operating expenses:
Selling, general and administrative expenses	359,099	212,537
Total operating expenses	359,099	212,537

Loss from operations	(256,346)	(87,833)

Other income (expense)
Interest expense	(5,776)	(15,717)
Derivative expense	-	(51,436)
Amortization of debt discount	(102,862)	(68,888)
Change in fair value of derivative	(520,185)	(35,620)
Gain on extinguishment of derivative	566,537
Amortization of deferred financing costs	(2,427)	(20,924)
Total other income (expense)	(64,713)	(192,585)

Loss before provision for income taxes	(321,059)	(280,418)

Provision for income taxes	-	-

Net loss	$(321,059)	$(280,418)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding :
Basic and Diluted	3,364,764,627	528,828,965

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital/ Warrants	Accumulated Deficit	Total Stockholders' Equity

Balance - December 31, 2012	51	-	361,970,539	361,970	4,877,708	(3,732,882)	1,506,796

Issuance of common stock for debt conversion	-	-	2,032,948,728	2,032,949	(1,149,196)	-	853,753
Issuance of common stock for professional services	-	-	36,250,000	36,250	30,766	-	67,016
Gain on extinguishment of derivative liability					164,204		164,204
Reclassification of derivative liability associated with convertible debt	-	-	-	-	69,282	-	69,282
Net loss, for the year ended December 31, 2013	-	-	-	-	-	(835,740)	(835,740)
Balance - December 31, 2013	51	-	2,431,169,267	2,431,169	3,992,764	(4,568,622)	1,855,311

Reclassification for change in par value to $0.00001 per share	-	-	-	(2,406,856)	2,406,856	-	-
Issuance of common stock for debt conversion	-	-	1,804,201,316	18,041	186,159	-	204,000
Issuance of common stock for professional services			80,000,000	800	55,200		56,000
Issuance of common stock and warrants for cash	-	-	250,000,000	2,500	97,500		100,000
Net loss, for the three months ended March 31, 2014	-	-	-	-	-	(321,059)	(321,059)
Balance - March 31, 2014	51	$ -	4,565,370,583	$ 45,654	$ 6,738,479	$ (4,889,681)	$ 1,894,452

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(321,059)	$(280,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,897	4,465
Stock issued for services	56,000	15,600
Amortization of debt discount and deferred financing costs	105,289	89,811
Derivative expense	-	51,436
Gain on extinguishment of derivative liability	(566,537)	-
Change in fair value of derivative liabilities	520,185	35,620

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	238,768	239,524
Inventory	(72,570)	(154,157)
Prepaid expenses	(12,400)	(3,710)
Other receivable	-	-
Increase (decrease) in:
Accounts payable and accrued liabilities	28,130	(98,630)
Net cash used in operating activities	(19,297)	(100,459)

Investing activities:
Capital expenditures	(10,490)	(15,844)
Net used in investing activities	(10,490)	(15,844)

Financing activities:
Advances of bank lines of credit, net	71,338	(2,099)
Proceeds from issuance of common stock and warrants	100,000	-
Proceeds from convertible debt	-	103,000
Repayments of note payable	-	(4,839)
Advances from stockholder, net	(9,539)	(25,995)
Deferred offering costs	-	(5,500)
Net cash provided by financing activities	161,799	64,567

Net change in cash	132,012	(51,736)

Cash - beginning of periods	-0-	52,703
Cash - end of periods	$132,012	$967

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,062	$4,999
Cash paid for income taxes	$-	$100

Supplemental disclosure of non-cash investing and financing activities:
Debt discount from fair value of imbedded derivative	$-	$97,692
Issuance of common stock for convertible debt and accrued interest	$204,201	$232,916
Reclassification from line of credit to demand note	$-	$75,000
Reclassification of derivative liability to additional paid in capital	$-	$69,282

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (unaudited)

Note 1 - Nature of Operations and Basis of Presentation

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2014, the results of operations for the three months ended March 31, 2014, and statements of cash flows for the three months ended March 31, 2014.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2012 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014 (the “Annual Report”).

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2014 through the issuance of the accompanying financial statements.

Note 2 - Summary of Significant Accounting Policies

During the three months ended March  31, 2014, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on April 15, 2014.

Note 3 - Loss per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three months ended March 31, 2014 and 2013, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6.  For the three months ended March 31, 2014, 346,888,889 shares, issuable upon the conversion of convertible debt and the exercise of warrants were not included in the computation of diluted loss per share because their inclusion would be antidilutive. For the three months ended March 31, 2013, 821,942,308 shares, issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

The following table sets forth the computation of earnings per share:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Basic net income (loss) per share computation:
Net income (loss)	$(321,059)	$(280,418)
Weighted-average common shares outstanding	3,364,764,627	528,828,965
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share computation:
Net income (loss)	$(321,059)	$(280,418)
Weighted-average common shares outstanding	3,364,764,627	528,828,965
Incremental shares attributable to the shares issuable upon conversion of convertible debt	--	--
Total adjusted weighted-average shares	3,364,764,627	528,828,965
Diluted net income (loss) per share	$(0.00)	$(0.00)

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (unaudited)

Note 4 - New Authoritative Accounting Guidance

For the three months ended March 31, 2014, there have been no significant accounting pronouncements or changes in accounting pronouncements that have become effective that are expected to have a material impact on the Company’s financial position, operations or cash flows.

Note 5 - Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	March 31,	December 31,
	2014	2013
Bank line of credit	$170,000	$100,000
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. March 31, 2014 and December 31, 2013, the interest rates ranged from 3.99% to 8.75%.	$65,550	$64,212

Current maturities included in current liabilities	$235,550	$164,212

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

Note 6 - Convertible Debt

Asher

On July 1, 2013, the Company issued an 8% convertible note (the “July 1 Note”) in the amount of $100,000 to Asher Enterprises, Inc. (“Asher”). The principal and accrued interest is payable on March 26, 2014, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the three months ended March 31, 2014, the total principal amount of $100,000 and accrued interest was converted into 808,000,000 shares of common stock. The outstanding balances at March 31, 2014 and December 31, 2013 were $-0- and $100,000, respectively, with accrued interest of $4,011 at December 31, 2013.

Auctus

On August 19, 2013, the Company issued an 8% convertible note (the “August 19 Note”) in the amount of $50,000 to Auctus Private Equity Fund, LLC (“Auctus”).  The principal and accrued interest is payable on or before May 19, 2014. The note is convertible by Auctus at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the two days during the ten day trading period prior to the date of conversion.  During the three months ended March 31, 2014, principal of $22,750 was converted into 150,000,000 shares of common stock. The outstanding balances at March 31, 2014 and December 31, 2013 were $27,250 and $50,000, respectively, with accrued interest of $2,111 and $1,458 at March 31, 2014 and December 31, 2013, respectively.

Fife and Typenex

In December 2012, the Company entered into a $325,000 convertible note (the “December 12, 2012 Note #21”) consisting of three tranches to be drawn down with the first tranche totaling $125,000, including $25,000 in loan costs and an additional two tranches totaling $200,000. The note bears a 5% annual interest rate and matures eighteen months from the issuance. The note is convertible into common shares of the Company based on 70% of the average of the 3 lowest closing prices of the common stock for the proceeding 15 consecutive trading days immediately prior to the conversion. During 2013, the conversion price was fixed at $0.005 per share. As of December 31, 2012, the Company only drew down the first tranche totaling $125,000. On February 11, 2013, April 5, 2013, April 23, 2013, and July 1, 2013, the Company drew down an additional $250,000.  During the year ended December 31, 2013, principal of $237,518 and accrued interest was converted into 786,866,142 shares of common stock.  During the three months ended March 31, 2014, principal of $75,264 was converted into 846,201,316 shares of common stock. The outstanding balances at March 31, 2014 and December 31, 2013 were $54,555 and $129,819, respectively, with accrued interest of $2,111 and $1,458 at March 31, 2014 and December 31, 2013, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (unaudited)

Note 7 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $102,862 and $68,888 for the three months ended March 31, 2014 and 2013, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. Convertible debt as of March 31, 2014 and December 31, 2013 was $81,804 and $279,818, respectively, and are shown net of debt discount in the amounts of $5,513 and $108,375, respectively. As of March 31, 2014 and December 31, 2013, the derivative liability was $11,530 and $57,882, respectively.

The Black-Scholes model was valued with the following inputs:

Stock Price - The stock price was based on the average closing price of the Company’s stock as of the respective valuation date. Stock Prices ranged from $0.0002 to $0.0015 in the period January 1, 2014 through March 31, 2014.

Variable Conversion Prices - The variable conversion price was based on: (i) 60% of the average of the 3 lowest stock prices out of the last 10 trading days prior to the valuation date (Asher); (ii) 62.5% of the average of the 2 lowest stock prices during the 10 trading days ending 1 day prior to the valuation date (Auctus)..

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt.  Time to maturity ranged from 3 months to 1 month in the period January 1, 2014 through March 31, 2014.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with term commensurate with the remaining term of the debt. The risk free rate at March 31, 2014 was 0.13% based on three months.

Volatility - The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility for the comparable companies at March 31, 2014 was 42.2%.

Note 7 - Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At March 31, 2014 and December 31, 2013, $144,011 and $153,550, respectively, was due to the shareholder, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.15% at March 31, 2014 and December 31, 2013, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement)  which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO also deferred a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $70,649 and $50,000 for the periods ended March 31, 2014 and December 31, 2013, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (unaudited)

Note 7 - Litigation

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

Note 8 - Subsequent Events

In April 2014, the Company amended its Certificate of Incorporation to change the Company’s par value to $0.00001 per share.

On April 30, 2014, the Company entered into an asset purchase agreement in which it agreed to purchase assets comprised primarily of retail jewelry store equipment.  The Company plans to open up a retail jewelry store in 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on April 15, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

We concentrate our business on boutique, upscale jewelry stores. We currently sell our jewelry to approximately 50 independent jewelry retailers across the United States and 16 stores in Russia and have spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995. Our products consist of a wide range of unique styles and designs made from precious metals such as, gold, platinum, and Karat gold, as well as diamonds and other precious stones. We have approximately 100 to 150 product styles in our inventory, with prices ranging from $1,500 to $200,000. We have manufacturing control over our line as a result of having a manufacturing facility in New Jersey and an arrangement with a manufacturing company in Russia as well as subcontracts with facilities located in Italy.

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

Results of Operations

	Three Months Ended March 31,
	2014	2013	Dollar Increase (Decrease)	Percent Increase(Decrease)

Sales - Net	$263,552	$316,770	$(53,218)	(16.8)%

Gross Profit	$102,753	$124,704	$(21,951)	(17.6)%

Gross Profit as a Percentage of Revenue	39.0%	39.4%	-	-

Sales

Net sales for the three months ended March 31, 2014 decreased $53,218 (16.8%) to $263,552 as compared to $316,770 for the three months ended March 31, 2013.  The decrease in sales is primarily attributed to the weakness in the U.S. market offset partially by an increase in sales to Russia.

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

Gross Profit

Gross profit for the three months ended March 31, 2014 decreased $21,951 (17.6%) to $102,753 as compared to $124,704 for the three months ended March 31, 2013.  The decrease in gross profit is primarily due to a decrease in sales. During the three months ended March 31, 2014, our gross profit as a percentage of sales was 39.0% as compared to a gross profit as a percentage of sales of 39.4% for the three months ended March 31, 2013.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $147,372 (69.3%) to $359,909 for the three months ended March 31, 2014 as compared to $212,537 for three months ended March 31, 2013. This increase is attributed to higher marketing and travel expenses as well as increased investment banking fees.

Income (Loss) from Operations

As a result of the above, we had a loss from operations of $256,346 for three months ended March 31, 2014 as compared $87,833 for the three months ended March 31, 2013.

Other Income (Expense)

For the three months ended March 31, 2104, the Company had other expense of $64,714 as compared to $192,585 for the three months ended March 31, 2013. The decrease in other expense is mostly attributed to the lower derivative expense and the gain on the extinguishment of derivative offset mostly by loss on the change in the fair value of the derivative. These are non-cash transactions and are primarily attributed to the effect of the price of the underlying stock on the derivative liability.

Net Income (Loss)

As a result of the above, the Company incurred a net loss of $321,059 for the three months ended March 31, 2014 as compared to a net loss of $280,418 for the three months ended March 31, 2013.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2014, compared to December 31, 2013.

	March 31, 2014	December 31, 2013	Increase/ (Decrease)

Current Assets	$2,366,766	$2,390,979	$(24,213)

Current Liabilities	$608,659	$666,420	$(57,761)

Working Capital	$1,758,107	$1,724,559	$33,548

At March 31, 2014, we had cash of $132,012 as compared to a cash balance of $-0- at December 31, 2013, an increase of $132,012. Over the next twelve months we believe that our existing capital combined with available borrowing under our bank line of credit and anticipated cash flow from operations will be sufficient to sustain our current operations. Additionally, our major stockholder has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital increased $33,548. This increase is primarily attributed to a decrease in convertible debt and derivative liability and an increase in cash offset partially lower accounts receivable and higher bank lines of credit and accounts payable and accrued liabilities.

Accounts receivable - net at March 31, 2014 and December 31, 2013, was $524,419 and $763,187, respectively, representing a decrease of $238,768 or 31.3%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased. When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations. The decrease is mainly attributed to collecting receivables from prior periods.  Inventory at March 31, 2014 and December 31, 2013, was $1,684,154 and $1,611,584, respectively.  Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume. We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets. This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued liabilities at March 31, 2014, were $141,277, compared to $119,333 at December 31, 2013, which represents an 18.4% increase.  The main reason for the increase is management’s attempt to control our payables in these economic conditions in order to improve our cash flow. Advances from our major stockholder at March 31, 2014, were $144,011, compared to $153,550 at December 31, 2013. The decrease is a result of making re-payments to our major stockholder.

During the three months ended March 31, 2014, the Company had a net increase in cash of $132,012. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.  For the three months ended March 31, 2014, the Company used $19,297 in cash for operations as compared to $100,459 in cash for the three months ended March 31, 2013. This decrease is primarily attributed to the lower change in inventories.

Cash used in investing activities. Net cash used in investing activities was $10,490 for the three months ended March 31, 2014 as compared to $15,844 for the three months ended March 31, 2013, due to a decrease in purchases of equipment.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2014 was $161,799 as compared to $64,567 for the three months ended March 31, 2013. This increase was primarily the result of the increase in proceeds from bank lines of credit and from the sale of common stock and lower payments towards the advances to the shareholder offset partially by lower proceeds from convertible debt.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

In December 2011, we entered into a $75,000 bank line of credit agreement with Columbia Bank. During 2013, the Company increased the credit line to $175,000.  Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%. The line is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.  As of March 31, 2014, we had an outstanding balance of $170,000.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of December 30, 2013, have interest rates ranging from 3.99% to 8.75%.  As of March 31, 2014, we have outstanding balances related to these obligations of $65,550.

Convertible Debt

We have convertible debt notes maturing in various months during 2014 with the latest maturity of October 23, 2014. The notes carry an interest rate  of 8%. The conversion feature is accounted for as an embedded derivative carried on our balance sheet at fair value and any unrealized change in fair value is a component on our statement of operations. The embedded derivative is valued using the Black-Scholes pricing model. At March 31, 2014, convertible debt of $76,291 is net of debt discount of $5,513. We have made a concerted effort to reduce convertible debt, because of its dilutive effects, and have significantly reduced this debt over the last few years.

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

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on April 15, 2014 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2014 consolidated financial statements included in our Annual Report.

Recently Issued Accounting Standards

For the three months ended March 31, 2014, there have been no significant accounting pronouncements or changes in accounting pronouncements that have become effective that are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 15, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, we have issued the following securities which were not registered under the Securities Act.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On January 15, 2014, we issued 101,950,678 shares of common stock valued at $16,708 to John M. Fife (“Fife”) for conversion of its convertible debt and accrued interest.

On January 24, 2014, we issued 86,422,331 shares of common stock valued at $14,087 to Fife for conversion of its convertible debt and accrued interest.

On January 24, 2014, we issued 145,000,000 shares of common stock valued at $20,300 to Asher Enterprises, Inc. (“Asher”) for conversion of its convertible debt.

On February 4, 2014, we issued 107,000,000 shares of common stock valued at $12,840 to Asher for conversion of its convertible debt.

On February 5, 2014, we issued 156,666,667 shares of common stock valued at $18,800 to Asher for conversion of its convertible debt.

On February 7, 2014, we issued 114,500,000 shares of common stock valued at $16,030 to Fife for conversion of its convertible debt and accrued interest.

On February 14, 2014, we issued 95,833,333 shares of common stock valued at $11,500 to Asher for conversion of its convertible debt.

On February 21, 2014, we issued 200,000,000 shares of common stock valued at $24,000 to Asher for conversion of its convertible debt.

On February 26, 2014, we issued 100,000,000 shares of common stock valued at $14,000 to Auctus Private Equity Fund, LLC (“Auctus”) for conversion of its convertible debt.

On February 26, 2014, we issued 50,000,000 shares of common stock valued at $8,750 to Auctus for conversion of its convertible debt.

On February 27, 3014, we issued 103,500,000 shares of common stock valued at $16,560 to Asher for conversion of its convertible debt and accrued interest.

On February 28, 2014, we issued 102,700,714 shares of common stock valued at $14,378 to Fife for conversion of its convertible debt.

On February 28, 2014, we issued 125,000,000 shares of common stock and warrants valued at $50,000 to ARRG.

On February 28, 2014, we issued 125,000,000 shares of common stock and warrants valued at $50,000 to Caesar Capital Group.

On March 12, 3014, we issued 80,000,000 shares of common stock valued at $56,000 to TCA Global Credit Master Fund, LP in exchange for investment banking fees.

On March 12, 2014, we issued 69,918,548 shares of common stock valued at $39,280 to Proteus Capital (Fife) (“Proteus”) for conversion of its convertible debt.

On March 12, 2014, we issued 156,396,000 shares of common stock valued at $18,768 to Proteus for conversion of its convertible debt.

On March 13, 3014, we issued 42,034,045 shares of common stock valued at $18,069 to Fife for conversion of its convertible debt.

On March 26, 2014, we issued 181,279,000 shares of common stock valued at $48,945 to Proteus for conversion of its convertible debt.

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

BERGIO INTERNATIONAL, INC.

Date: May 15, 2014	By: /s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)