Form 10-Q
period 2014-06-30
Bergio International, Inc.
filed 2014-08-14
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-150029

BERGIO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1338257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Daniel Road E. Fairfield, NJ 07004
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

As of August 4, 2014, there were 5,658,520,176 shares outstanding of the registrant’s common stock.

Part I - Financial Information

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS:

Current assets:
Cash	$65,176	$-
Accounts receivable, net of allowance for doubtful accounts of $309,980 at June 30, 2014 and December 31, 2013	400,587	763,187
Inventories	1,646,422	1,611,584
Prepaid expenses	-	11,855
Deferred financing costs	669	4,353
Total current assets	2,112,854	2,390,979

Property and equipment, net	295,874	124,924

Other assets:
Investment in unconsolidated affiliate	5,828	5,828
Total other assets	5,828	5,828

Total assets	$2,414,556	$2,521,731

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued liabilities	$247,248	$119,333
Bank lines of credit, net	233,139	164,212
Convertible debt, net	314,712	171,443
Advances from stockholder and accrued interest	84,045	153,550
Derivative liability	-	57,882
Total current liabilities	879,144	666,420

Total Liabilities	879,144	666,420

Commitments and contingencies

Stockholders' equity
Series A preferred stock - $.00001 par value, 51 Shares
Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized,
5,364,421,218 and 2,431,169,267 issued and outstanding	53,644	24,312
Additional paid-in capital	6,917,296	6,399,621
Warrants	34,300	-
Accumulated deficit	(5,469,828)	(4,568,622)
Total stockholders' equity	1,535,412	1,855,311

Total liabilities and stockholders' equity	$2,414,556	$2,521,731

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS  (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales, Net	361,115	378,486	624,667	695,256

Cost of Sales	340,231	174,401	501,030	366,467

Gross Profit	20,884	204,085	123,637	328,789

Selling, General and Administrative Expenses:
Selling, General and Administrative expenses	604,244	385,630	963,343	598,167

Total Selling, General and Administrative Expenses	604,244	385,630	963,343	598,167

Loss from Operations	(583,360)	(181,545)	(839,706)	(269,378)

Other Income (expense):
Interest Expense	(1,546)	(16,897)	(7,322)	(32,614)
Derivative Expense	-	(976,196)	-	(1,027,632)
Amortization of Debt Discount	(5,514)	(76,297)	(108,376)	(145,185)
Change in Fair Value of Derivatives	-	44,552	(520,185)	8,932
Gain on extinguishment of derivative	11,530	-	578,067	-
Amortization of deferred financing costs	(1,257)	(15,082)	(3,684)	(36,006)
Total Other Income (Expense)	3,213	(1,039,920)	(61,500)	(1,232,505)

Loss before income taxes	(580,147)	(1,221,465)	(901,206)	(1501,883)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(580,147)	$(1,221,465)	$(901,206)	$(1,501,883)

Net Income (Loss) per Common Share: Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Fully diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares:
Basic	4,919,275,525	877,080,124	4,146,314,305	707,235,948
Diluted	4,919,275,525	877,080,124	4,146,314,305	707,235,948

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital/ Warrants	Accumulated Deficit	Total Stockholders' Equity

Balance - December 31, 2012	51	-	361,970,539	361,970	4,877,708	(3,732,882)	1,506,796

Issuance of common stock for debt conversion	-	-	2,032,948,728	2,032,949	(1,149,196)	-	853,753
Issuance of common stock for professional services	-	-	36,250,000	36,250	30,766	-	67,016
Gain on extinguishment of derivative liability					164,204		164,204
Reclassification of derivative liability associated with convertible debt	-	-	-	-	69,282	-	69,282
Net loss, for the year ended December 31, 2013	-	-	-	-	-	(835,740)	(835,740)
Balance - December 31, 2013	51	-	2,431,169,267	2,431,169	3,992,764	(4,568,622)	1,855,311

Reclassification for change in par value to $0.00001 per share	-	-	-	(2,406,856)	2,406,856	-	-
Issuance of common stock for debt conversion	-	-	2,293,251,951	22,931	271,376	-	294,307
Issuance of common stock for professional services			390,000,000	3,900	183,100		187,000
Issuance of common stock and warrants for cash	-	-	250,000,000	2,500	97,500		100,000
Net loss, for the six months ended June 30, 2014	-	-	-	-	-	(901,206)	(901,206)
Balance - June 30, 2014	51	$ -	5,364,421,218	$ 53,644	$ 6,951,596	$ (5,469,828)	$ 1,535,412

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(901,206)	$(1,501,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,058	9,465
Stock issued for services	187,000	67,016
Amortization of debt discount and deferred financing costs	112,059	170,692
Derivative expense	-	1,027,632
Gain on extinguishment of derivative liability	(578,067)	-
Change in fair value of derivative liabilities	520,185	(8,932)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	362,600	252,505
Inventory	(34,838)	(202,173)
Prepaid expenses	11,855	22,665
Other receivable	-	-
Increase (decrease) in:
Accounts payable and accrued liabilities	142,404	(38,347)
Net cash used in operating activities	(167,950)	(201,360)

Investing activities:
Capital expenditures	(181,008)	(24,928)
Net used in investing activities	(181,008)	(24,928)

Financing activities:
Advances of bank lines of credit, net	68,927	(2,869)
Proceeds from issuance of common stock and warrants	100,000	-
Proceeds from convertible debt	314,712	245,500
Repayments of note payable	-	(10,631)
Advances from (payments to) stockholder, net	(69,505)	(45,551)
Deferred offering costs	-	-
Net cash provided by financing activities	414,134	186,449

Net change in cash	65,176	(39,839)
Cash - beginning of periods	-0-	52,703
Cash - end of periods	$65,176	$12,864

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,487	$4,999
Cash paid for income taxes	$-	$100

Supplemental disclosure of non-cash investing and financing activities:
Debt discount from fair value of imbedded derivative	$-	$240,191
Issuance of common stock for convertible debt and accrued interest	$294,307	$406,971
Reclassification from line of credit to demand note	$-	$75,000
Reclassification of derivative liability to additional paid in capital	$-	$69,282

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1 - Nature of Operations and Basis of Presentation

Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc.  On October 21, 2009, as a result of a Share Exchange Agreement, the corporate name was changed to Bergio International, Inc. and the Company implemented a 12-for-1 forward stock split of its common shares. All share and per share data has been adjusted to reflect such stock splits. On February 26, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock of the Company to 6,000,000,000 shares from 3,000,000,000 shares. The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered in Fairfield, New Jersey. The Company also markets its fine jewelry in Russia. The Company experiences significant seasonal volatility. The first two quarters of the year typically represent 15% - 35% of annual sales, and the remaining two quarters represent the remaining portion of annual sales.

Crown Luxe, Inc., a wholly-owned subsidiary, was incorporated in the State of Delaware on March 5, 2014. The purpose of establishing this corporation is to create a new corporation for the Company’ first retail store. It is our intent to provide another area for growth by establishing a retail outlet for the Company’s products. The first retail store is expected to open in Bergen County, New Jersey in the fourth quarter of 2014.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and statements of cash flows for the six months ended June 30, 2014 and 2013.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2013 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014 (the “Annual Report”).

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2014 through the issuance of the accompanying financial statements.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

During the six months ended June  30, 2014, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on April 15, 2014.

Note 3 - Loss per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three and six months ended June 30, 2014 and 2013, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6.  For the three and six months ended June 30, 2014, shares issuable upon the exercise of warrants and conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive. For the three and six months ended June 30, 2013, 167,835,816 shares, issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 3 - Loss per Share (continued)

The following table sets forth the computation of earnings per share:

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013
Basic net loss per share computation:
Net loss	$(580,147)	$(1,221,465)
Weighted-average common shares outstanding	4,919,275,525	877,080,124
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share computation:
Net (loss)	$(580,147)	$(1,221,465)
Weighted-average common shares outstanding	4,919,275,525	877,080,124
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-
Total adjusted weighted-average shares	4,919,275,525	877,080,124
Diluted net loss per share	$(0.00)	$(0.00)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Basic net income (loss) per share computation:
Net income (loss)	$(901,206)	$(1,501,883)
Weighted-average common shares outstanding	4,146,314,305	707,235,948
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share computation:
Net income (loss)	$(901,206)	$(1,501,883)
Weighted-average common shares outstanding	4,146,304,305	707,235,948
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-
Total adjusted weighted-average shares	4,146,304,305	707,235,948
Diluted net income (loss) per share	$(0.00)	$(0.00)

Note 4 - New Authoritative Accounting Guidance

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 5 - Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	June 30,	December 31,
	2014	2013
Bank line of credit	$ 170,000	$ 100,000
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. June 30, 2014 and December 31, 2013, the interest rates ranged from 3.99% to 8.75%.	63,139	64,212

Current maturities included in current liabilities	$ 233,139	$ 164,212

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

Note 6 - Convertible Debt

Asher

On July 1, 2013, the Company issued an 8% convertible note (the “July 1 Note”) in the amount of $100,000 to Asher Enterprises, Inc. (“Asher”). The principal and accrued interest is payable on March 26, 2014, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the six months ended June 30, 2014, the total principal amount of $100,000 and accrued interest was converted into 808,000,000 shares of common stock. The outstanding balances at June 30, 2014 and December 31, 2013 were $-0- and $100,000, respectively, with accrued interest of $4,011 at December 31, 2013.

Auctus

On August 19, 2013, the Company issued an 8% convertible note (the “August 19 Note”) in the amount of $50,000 to Auctus Private Equity Fund, LLC (“Auctus”).  The principal and accrued interest is payable on or before May 19, 2014. The note is convertible by Auctus at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5%of the average of the two days during the ten day trading period prior to the date of conversion.  During the six months ended June 30, 2014, principal of $50,000 and accrued interest of $2,437 was converted into 273,510,239 shares of common stock. The outstanding balances at June 30, 2014 and December 31, 2013 were $-0- and $50,000, respectively, with accrued interest of $1,458 at December 31, 2013.

Fife, Typenex and Illiad

In December 2012, the Company entered into a $325,000 convertible note (the “December 12, 2012 Note #21”) consisting of three tranches to be drawn down with the first tranche totaling $125,000, including $25,000 in loan costs and an additional two tranches totaling $200,000. The note bears a 5% annual interest rate and matures eighteen months from the issuance. The note is convertible into common shares of the Company based on 70% of the average of the 3 lowest closing prices of the common stock for the proceeding 15 consecutive trading days immediately prior to the conversion. During 2013, the conversion price was fixed at $0.005 per share. As of December 31, 2012, the Company only drew down the first tranche totaling $125,000. On February 11, 2013, April 5, 2013, April 23, 2013, and July 1, 2013, the Company drew down an additional $250,000.  During the year ended December 31, 2013, principal of $237,518 and accrued interest was converted into 786,866,142 shares of common stock.  During the six months ended June 30, 2014, principal of $129,819 and accrued interest of $8,052 was converted into 1,211,741,712 shares of common stock. In April, 2014, the Company drew down an additional $314,712. The outstanding balances at June 30, 2014 and December 31, 2013 were $314,712 and $129,819, respectively, with accrued interest of $6,644 and $14,033 at June 30, 2014 and December 31, 2013, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (unaudited)

On June 5, 2014, the Company, Fife, Typenex and Iliad Research and Trading, LLP (“Iliad”) entered into an Assignment and Assumption Agreement and Note Purchase Agreement  (the "Note Purchase Agreement") whereby Iliad acquired all of Fife and Typenex’s  right, title, obligations and interest in, to and arising under the Company Notes (as defined in the Note Purchase Agreement) and the Note Purchase Documents (as defined in the Note Purchase Agreement).

Note 7 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $5,514 and $108,376 for the three and six months ended June 30, 2014 as compared to $76,297 and $145,185 for the three and six months ended June 30, 2014 and 2013, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of June 30, 2014, outstanding convertible debt did not have any conversion features that required the Company to account for this convertible debt under ASC 815-15.

Note 8 - Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At June 30, 2014 and December 31, 2013, $84,045 and $153,550, respectively, was due to the shareholder, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.15% at June 30, 2014 and December 31, 2013, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO also deferred a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $91,299 and $50,000 for the periods ended June 30, 2014 and December 31, 2013, respectively.

Note 9 - Crown Luxe Retail Store

On April 30, 2014, the Company purchased the assets of Closter Jewelers in Bergen County, NJ for the sum of $82,530.  The assets include furniture and fixtures, showcases, milling machine, safes and other equipment. These assets plus additional purchases of equipment and leasehold improvements, totaling $300,000 to $400,000, will be used to open the Company’s first retail store in Bergen County, New Jersey.

Note 10 - Litigation

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

It is also our intention to establish a chain of retail stores to further enhance the “Bergio” brand, and to take advantage of the higher margins at the retail level. The Company will be opening its first retail store in Bergen County, New Jersey in the fourth quarter of 2014.

Results of Operations

	Three Months Ended	Three Months Ended	Dollar Increase	Percent Increase
	June 30, 2014	June 30, 2013	(Decrease)	(Decrease)
Sales	$ 361,115	$ 378,486	$ (17,371)	(4.6%)

Gross Profit	$ 20,884	$ 204,085	$ (183,201)	(89.8%)

Gross Profit as a % of Sales	5.8%	53.4%

	Six Months Ended	Six Months Ended	Dollar Increase	Percent Increase
	June 30, 2014	June 30, 2013	(Decrease)	(Decrease)
Sales	$ 624,667	$ 695,256	$ (70,589)	(10.2%)

Gross Profit	$ 123,637	$ 328,789	$ (205,152)	(62.4%)

Gross Profit as a % of Sales	19.8%	47.3%

Sales

Net sales for the three and six months ended June 30, 2014 decreased $17,381 (4.6%) and $70,589 (10.2%) to $361,115 and $624,667, respectively, as compared to $378,486 and $695,256, respectively, for the three and six months ended June 30, 2013. The decrease in sales is attributed to the weaknesses in both the U.S. and Russian markets.

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

Gross Profit

Gross profit for the three and six months ended June 30, 2014 decreased $183,201 (89.8%) and $205,152 (62.4%) to $20,884 and $123,637, respectively, as compared to $204,085 and $328,789 for the three and six months ended June 30, 2013.  The decrease in gross profit is primarily due to manufacturing varainces, a change in sales mix and lower prices. During the three months ended June 30, 2014, our gross profit as a percentage of sales was 5.8% as compared to a gross profit as a percentage of sales of 53.4% for the three months ended June 30, 2013. During the six months ended June 30, 2014, our gross profit as a percentage of sales was 19.8% as compared to a gross profit as a percentage of sales of 47.3% for the six months ended June 30, 2013.

 Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $218,634 (56.7%) and $365,176 (61.0%) to $604,244 and $963,343, respectively, for the three and six months ended June 30, 2014, as compared to $385,630 and $598,167 for three and six months ended June 30, 2013, respectively. This increase is attributed to higher marketing and travel expenses as well as increased investment banking and legal fees.

Loss from Operations

As a result of the above, we had losses from operations totaling $583,360 and $839,706 for three and six months ended June 30, 2014, respectively, as compared to losses from operations of $181,545 and $269,378 for the three and six months ended June 30, 2013, respectively

Other Income (Expense)

For the three months ended June 30, 2014, the Company had Other Income of $3,213 as compared to Other Expense of $1,039,920 for the three months ended June 30, 2013. The decrease in Other Expense is mostly attributed to lower derivative expense and amortization of debt discount.  For the six months ended June 30, 2014, the Company had Other Expense of $61,500 as compared to Other Expense of $1,232,505 for the six months ended June 30, 2013. The decrease in Other Expense is mostly attributed to lower derivative expense.

Net Loss

As a result of the above, we incurred a net loss of $580,147 for the three months ended June 30, 2014, as compared to a net loss of $1,221,465 for the three months ended June 30, 2013.  For the six months ended June 30, 2014, we incurred a net loss of $901,206 as compared to a net loss of $1,501,883 for the six months ended June 30, 2013.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2014, compared to December 31, 2013.

	June 30, 2014	December 31, 2013	Increase/ (Decrease)

Current Assets	$2,112,854	$2,390,979	$(278,125)

Current Liabilities	$879,144	$666,420	$(212,724)

Working Capital	$1,233,710	$1,724,559	$(490,849)

At June 30, 2014, we had cash of $65,176 as compared to a cash balance of $-0- at December 31, 2013, an increase of $65,176. Over the next twelve months we believe that our existing capital combined with available borrowing under our bank line of credit and anticipated cash flow from operations will be sufficient to sustain our current operations. Additionally, our major stockholder has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital decreased $490,849. This decrease is primarily attributed to a decrease in accounts receivable and an increase in accounts payable and accrued liabilities and convertible debt.

Accounts receivable - net at June 30, 2014 and December 31, 2013, was $400,587 and $763,187, respectively, representing a decrease of $362,600 or 47.5%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased. When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations. The decrease is mainly attributed to collecting receivables from prior periods.  Inventory at June 30, 2014 and December 31, 2013, was $1,646,422 and $1,611,584, respectively.  Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume. We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets. This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued liabilities at June 30, 2014, were $247,248, compared to $119,333 at December 31, 2013, which represents a 107.2% increase.  The main reason for the increase is management’s attempt to control our payables by extending payments in these economic conditions in order to improve our cash flow as well as higher payables associated with the startup of the new retail store. Advances from our major stockholder at June 30, 2014, were $84,045, compared to $153,550 at December 31, 2013. The decrease is a result of making re-payments to our major stockholder.

During the six months ended June 30, 2014, the Company had a net increase in cash of $65,176. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.  For the six months ended June 30, 2014, the Company used $167,950 in cash for operations as compared to $201,360 in cash for the six months ended June 30, 2013. This decrease is primarily attributed to the higher operating loss and lower change in inventories offset partially by an increase in accounts payable and accrued liabilities.

Cash used in investing activities. Net cash used in investing activities was $181,008 for the six months ended June 30, 2014 as compared to $24,928 for the six months ended June 30, 2013, due to an increase in purchases of equipment and leasehold improvements related to the Company’s first retail store.

Cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2014 was $414,134 as compared to $186,449 for the six months ended June 30, 2013. This increase was primarily the result of the increase in proceeds from convertible debt, bank lines of credit and from the sale of common stock.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

In December 2011, we entered into a $75,000 bank line of credit agreement with Columbia Bank. During 2013, the Company increased the credit line to $175,000.  Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%. The line is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.  As of June 30, 2014, we had an outstanding balance of $170,000.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of June 30, 2013, have interest rates ranging from 3.99% to 8.75%.  As of June 30, 2014, we have outstanding balances related to these obligations of $63,139.

Convertible Debt

During the first six months of 2014, the Company converted all of its previous convertible debt. In April, 2014, the Company drew down an additional $314,712.

On June 5, 2014, the Company, Fife, Typenex and Iliad Research and Trading, LLP (“Iliad”) entered into an Assignment and Assumption Agreement and Note Purchase Agreement (the "Note Purchase Agreement") whereby Iliad acquired all of Fife and Typenex’s  right, title, obligations and interest in, to and arising under the Company Notes (as defined in the Note Purchase Agreement) and the Note Purchase Documents (as defined in the Note Purchase Agreement).

All outstanding convertible debt at June 30, 2014 was held by Iliad. The outstanding balance of convertible debt at June 30, 2014 was $314,712.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2014, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On May 22, 2014, we issued 147,621,952 shares of common stock valued at $31,001 to John M. Fife (“Fife”) for conversion of its convertible debt and accrued interest.

On June 23, 2014, we issued 86,422,331 shares of common stock valued at $29,419 to Fife for conversion of its convertible debt and accrued interest.

On April 22, 2014, we issued 53,571,429 shares of common stock valued at $15,000 to Auctus Private Equity Fund, LLC (“Auctus”) for conversion of its convertible debt.

On May 15, 2014, we issued 69,938,810 shares of common stock valued at $14,687 to Auctus for conversion of its convertible debt and accrued interest.

On April 18, 2014, we issued 125,000,000 shares of common stock valued at $50,000 to the Company’s legal counsel  in exchange for legal services.

On April 10, 2014, we issued 85,000,000 shares of common stock valued at $51,000 to TCA Global Credit Master Fund, LP ("TCA") in exchange for investment banking servicess.

On June 18, 2014, we issued 100,000,000 shares of common stock valued at $30,000 to TCA in exchange for investment banking services.

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

BERGIO INTERNATIONAL, INC.

Date: August 14, 2014	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)