Form 10-Q
period 2014-09-30
Bergio International, Inc.
filed 2014-11-14
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of November 13, 2014, there were 5,920,439 shares outstanding of the registrant’s common stock after the reverse split.

Part I – Financial Information

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS:
Current assets:
Cash	$41,439	$-
Accounts receivable, net of allowance for doubtful accounts of $309,980 at September 30, 2014 and December 31, 2013	476,580	763,187
Inventories	1,625,306	1,611,584
Prepaid expenses	-	11,855
Deferred financing costs	-	4,353

Total current assets	2,143,325	2,390,979

Property and equipment, net	353,772	124,924

Other assets:
Investment in unconsolidated affiliate	5,828	5,828

Total other assets	5,828	5,828

Total assets	$2,502,925	$2,521,731

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$231,748	$119,333
Bank lines of credit, net	257,412	164,212
Convertible debt, net	283,379	171,443
Advances from stockholder and accrued interest	192,039	153,550
Derivative liability	-	57,882
Total current liabilities	964,578	666,420

Total Liabilities	964,578	666,420

Commitments and contingencies

Stockholders' equity
Series A preferred stock - $0.00001 par value, 51 Shares
Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized,
5,920,439 and 2,431,169 issued and outstanding	59	24
Additional paid-in capital	7,020,964	6,423,909
Warrants	34,300	-
Accumulated deficit	(5,516,976)	(4,568,622)
Total stockholders' equity	1,538,347	1,855,311

Total liabilities and stockholders' equity	$2,502,925	$2,521,731

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS  (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Sales, net	384,233	474,805	1,008,900	1,170,061

Cost of sales	253,279	326,193	754,309	692,660

Gross profit	130,954	148,612	254,591	477,401

Selling, general and administrative expenses:
Selling, general and administrative expenses	169,475	181,651	1,132,818	779,818

Total selling, general and administrative expenses	169,475	181,651	1,132,818	779,818

Loss from operations	(38,521)	(33,039)	(878,227)	(302,417)

Other income (expense):
Interest income	-	-	-	-
Interest expense	(9,114)	(16,598)	(16,436)	(49,212)
Derivative expense	-	(488,078)	-	(1,515,710)
Amortization of debt discount	-	(188,023)	(108,376)	(333,208)
Change in fair value of derivatives	-	1,457,693	(520,185)	1,466,625
Gain on extinguishment of derivative	-	437,955	578,067	437,955
Other income	1,156	2,541	1,156	2,541
Amortization of deferred financing costs	(669)	(8,158)	(4,353)	(44,164)
Total other income (expense)	(8,627)	1,197,332	(70,127)	(35,173)

Provision for income taxes	-	-	-	-

Net income (loss)	$(47,148)	$1,164,293	$(948,354)	$(337,590)

Net income (loss) per common share: Basic	$(0.01)	$0.99	$(0.20)	$(0.39)
Fully diluted	(0.01)	0.61	(0.20)	(0.39)

Weighted average shares:
Basic	5,744,841	1,171,293	4,685,012	863,622
Diluted	5,744,841	1,894,409	4,685,012	863,622

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital/ Warrants	Accumulated Deficit	Total Stockholders' Equity

Balance - December 31, 2012	51	-	361,970	$ 362	$ 5,239,316	$ (3,732,882)	$ 1,506,796

Issuance of common stock for debt conversion	-	-	2,032,949	2,033	881,720	-	883,753
Issuance of common stock for professional services	-	-	36,250	36	66,980	-	67,016
Gain on extinguishment of derivative liability					164,204		164,204
Reclassification of derivative liability associated with convertible debt	-	-	-	-	69,282	-	69,282
Reclassification for change in par value to $0.00001 per share	-	-	-	(2,407)	2,407	-	-
Net loss, for the year ended December 31, 2013	-	-	-	-	-	(835,740)	(835,740)
Balance - December 31, 2013	51	-	2,431,169	24	6,423,909	(4,568,622)	1,855,311

Issuance of common stock for debt conversion	-	-	2,749,270	27	325,613	-	325,640
Issuance of common stock for professional services			490,000	5	205,745		205,750
Issuance of common stock and warrants for cash	-	-	250,000	3	99,997		100,000
Net loss, for the nine months ended September 30, 2014	-	-	-	-	-	(948,354)	(948,354)
Balance – September 30, 2014	51	$ -	5,920,439	$ 59	$ 7,055,264	$ (5,516,976)	$ 1,538,347

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(948,354)	$(337,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,546	14,465
Stock issued for services	205,750	67,016
Amortization of debt discount and deferred financing costs	112,728	366,872
Derivative expense	-	1,515,710
Gain on extinguishment of derivative liability	(578,067)	(437,955)
Change in fair value of derivative liabilities	520,185	(1,466,625)

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	286,607	312,995
Inventory	(13,722)	(191,576)
Prepaid expenses	11,855	(15,090)
Other receivable	-	-
Increase (decrease) in:
Accounts payable and accrued liabilities	126,904	(224,425)
Net cash used in operating activities	(260,568)	(396,203)

Investing activities:
Capital expenditures	(244,394)	(29,075)
Net used in investing activities	(244,394)	(29,075)

Financing activities:
Advances of bank lines of credit, net	93,200	(48,162)
Proceeds from issuance of common stock and warrants	100,000	-
Proceeds from convertible debt	314,712	564,250
Repayments of note payable	-	(67,070)
Advances from (payments to) stockholder, net	38,489	(66,909)
Deferred offering costs	-	-
Net cash provided by financing activities	546,401	382,109

Net change in cash	41,439	(43,169)

Cash - beginning of periods	-0-	52,703

Cash - end of periods	$41,439	$9,534

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,241	$4,999
Cash paid for income taxes	$-	$100

Supplemental disclosure of non-cash investing and financing activities:

Debt discount from fair value of imbedded derivative	$-	$483,593
Issuance of common stock for convertible debt and accrued interest	$325,641	$681,471
Reclassification from line of credit to demand note	$-	$75,000
Reclassification of derivative liability to additional paid in capital	$-	$233,436

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

On October 10, 2014, the Company received notice from Financial Industry Regulatory Authority (“FINRA”) that the 1-for-1000 reverse split of the Company’s common stock (the “Reverse Split”) has been approved and will take effect on October 14, 2014 (the “Effective Date”).  On the Effective Date, the Company filed a Certificate of Amendment to Certificate of Incorporation (the “Amendment”) to effectuate the Reverse Split. Immediately prior to the Reverse Split, the Company had 5,920,420,176 shares of common stock issued and outstanding.  After the Reverse Split, the Company has 5,920,421 shares of common stock issued and outstanding.

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

Crown Luxe, Inc., a wholly-owned subsidiary, was incorporated in the State of Delaware on March 5, 2014. The purpose of establishing this corporation is to create a new corporation for the Company’ first retail store. It is our intent to provide another area for growth by establishing a retail outlet for the Company’s products. The first retail store is expected to open in Bergen County, New Jersey before the start of the holiday season.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013, and statements of cash flows for the nine months ended September 30, 2014 and 2013.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2013 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014 (the “Annual Report”).

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2014 through the issuance of the accompanying financial statements.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

During the nine months ended September 30, 2014, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

Note 3 - Loss per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three and nine months ended September 30, 2014, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6. For the nine months ended September 30, 2013, 723,115 shares, issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 3 - Loss per Share (continued)

The following table sets forth the computation of earnings per share:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Basic net loss per share computation:
Net income (loss)	$(47,148)	$1,164,293	$(948,354)	$(337,590)
Weighted-average common shares outstanding	5,744,841	1,171,293	4,685,012	863,622
Basic net loss per share	$(0.01)	$0.99	$(0.20)	$(0.39)
Diluted net loss per share computation:
Net income (loss)	$(47,148)	$1,164,293	$(948,354)	$(337,590)
Weighted-average common shares outstanding	5,744,841	1,171,293	4,685,012	863,622
Incremental shares attributable to the shares issuable upon conversion of convertible debt	--	723,116	--	--
Total adjusted weighted-average shares	5,744,841	1,894,408	4,865,012	863,622
Diluted net income (loss) per share	$(0.01)	$0.61	$(0.20)	$(0.39)

Note 4 - New Authoritative Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern", which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

Note 5 - Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	September 30,	December 31,
	2014	2013
Bank line of credit	$170,000	$100,000
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. September 30, 2014 and December 31, 2013, the interest rates ranged from 3.99% to 8.75%.	$87,412	$64,212

Current maturities included in current liabilities	$257,412	$164,212

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 6 - Convertible Debt

Asher

On July 1, 2013, the Company issued an 8% convertible note in the amount of $100,000 to Asher Enterprises, Inc. (“Asher”). The principal and accrued interest is payable on March 26, 2014, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the nine months ended September 30, 2014, the total principal amount of $100,000 and accrued interest was converted into 808,000 shares of common stock. The outstanding balances at September 30, 2014 and December 31, 2013 were $-0- and $100,000, respectively, with accrued interest of $4,011 at December 31, 2013.

Auctus

On August 19, 2013, the Company issued an 8% convertible note (the “August 19 Note”) in the amount of $50,000 to Auctus Private Equity Fund, LLC (“Auctus”).  The principal and accrued interest is payable on or before May 19, 2014. The note is convertible by Auctus at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5%of the average of the two days during the ten day trading period prior to the date of conversion.  During the nine months ended September 30, 2014, principal of $50,000 and accrued interest of $2,437 was converted into 273,510 shares of common stock. The outstanding balances at September 30, 2014 and December 31, 2013 were $-0- and $50,000, respectively, with accrued interest of $1,458 at December 31, 2013.

Fife, Typenex and Illiad

In December 2012, the Company entered into a $325,000 convertible note (the “December 12, 2012 Note #21”) consisting of three tranches to be drawn down with the first tranche totaling $125,000, including $25,000 in loan costs and an additional two tranches totaling $200,000. The note bears a 5% annual interest rate and matures eighteen months from the issuance. The note is convertible into common shares of the Company based on 70% of the average of the 3 lowest closing prices of the common stock for the proceeding 15 consecutive trading days immediately prior to the conversion. During 2013, the conversion price was fixed at $0.005 per share. As of December 31, 2012, the Company only drew down the first tranche totaling $125,000. On February 11, 2013, April 5, 2013, April 23, 2013, and July 1, 2013, the Company drew down an additional $250,000.  During the year ended December 31, 2013, principal of $237,518 and accrued interest was converted into 786,866 shares of common stock.  During the nine months ended September 30, 2014, principal of $129,819 and accrued interest of $8,052 was converted into 1,211,742 shares of common stock. In April, 2014, the Company drew down an additional $314,712 under a new agreement. During the three months ended September 30, 2014, principal of $31,333 was converted into 456,018 shares of common stock. The outstanding balances at September 30, 2014 and December 31, 2013 were $283,379 and $129,819, respectively, with accrued interest of $12,632 and $14,033 at September 30, 2014 and December 31, 2013, respectively.

On June 5, 2014, the Company, Fife, Typenex and Iliad Research and Trading, LLP (“Iliad”) entered into an Assignment and Assumption Agreement and Note Purchase Agreement (the “Note Purchase Agreement”) whereby Iliad acquired all of Fife and Typenex’s  right, title, obligations and interest in, to and arising under the Company Notes (as defined in the Note Purchase Agreement) and the Note Purchase Documents (as defined in the Note Purchase Agreement).

On October 17, 2014, the Company entered into a financing arrangement with Illiad to provide additional financing in the amount of up to $450,000. (See Note 11 - Subsequent Events).

Note 7 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $-0- and $108,376 for the three and nine months ended September 30, 2014 as compared to $119,135 and $264,320 for the three and nine months ended September 30, 2013, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of September 30, 2014, outstanding convertible debt did not have any conversion features that required the Company to account for this convertible debt under ASC 815-15.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 8 - Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At September 30, 2014 and December 31, 2013, $192,039 and $153,550, respectively, was due to the shareholder, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.15% at September 30, 2014 and December 31, 2013, respectively.  Interest expense associated with this loan was $944 and $2,292 for the three and nine months ended September 30, 2014, respectively, as compared to $1,377 and $4,578 for the three and nine months ended September 30, 2013, respectively. No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $108,099 and $50,000 for the periods ended September 30, 2014 and December 31, 2013, respectively.

Note 9 - Crown Luxe Retail Store

On April 30, 2014, the Company purchased the assets of Closter Jewelers in Bergen County, New Jersey for the sum of $82,530.  The assets include furniture and fixtures, showcases, milling machine, safes and other equipment. These assets plus additional purchases of equipment and leasehold improvements, totaling $300,000 to $400,000, will be used to open the Company’s first retail store in Bergen County, New Jersey.

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

Note 11 - Subsequent Events

Reverse Split

Effective on October 14, 2014, the Company filed a Certificate of Amendment to Certificate of Incorporation (the “Amendment”) to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock (the “Reverse Split”).

On October 10, 2014, the Company received notice from Financial Industry Regulatory Authority (“FINRA”) that the Reverse Split has been approved and will take effect on October 14, 2014 (the “Effective Date”).

Immediately prior to the Reverse Split, the Company had 5,920,420,176 shares of common stock issued and outstanding.  After the Reverse Split, the Company has 5,920,421 shares of common stock issued and outstanding.

The above description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is attached as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2014.

The Board believes that the stockholders of the Company will benefit from the Reverse Split because it believes that such Reverse Split could be a catalyst for an increase in the stock price of the common stock, which in turn could increase the marketability and liquidity of the Company’s common stock, as well as increase the profile of the Company for private investment, acquisitions and other future opportunities that become available to the Company.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 11 - Subsequent Events (continued)

Accordingly, it is the Board’s opinion that the Reverse Split would better position the Company to attract potential business candidates and provide the stockholders a greater potential return.

Financing - Illiad

On October 17, 2014, the Company entered into a financing arrangement with Illiad to provide additional financing in the amount of up to $450,000 through the issuance of a Secured Convertible Promissory Note (“Note”). The Company agreed to cover the Lender’s legal, accounting and other related fees in the amount of $5,000, which is included in the principal balance of the Note. The Note will accrue interest at the rate of 8% per annum until the Note is paid in full. Monies are to be drawn in 8 tranches with the initial Tranche in the amount of $105,000, and the remaining balance of $350,000 in 7 tranches of $50,000 each. The Note has a maturity date of July 17, 2016.

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. Payments may be made in cash or by converting the installment amount into shares of the Company’s Common Stock. The conversion price is the lesser of $0.0005 per share and 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion.

The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment.

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

Results of Operations

	Three Months Ended	Three Months Ended	Dollar Increase	Percent Increase
	September 30, 2014	September 30, 2013	(Decrease)	(Decrease)
Sales	$ 384,233	$ 474,805	$ (90,572)	(19.1%)

Gross Profit	$ 130,954	$ 148,612	$ (17,658)	(11.9%)

Gross Profit as a % of Sales	34.1%	31.3%

	Nine Months Ended	Nine Months Ended	Dollar Increase	Percent Increase
	September 30, 2014	September 30, 2013	(Decrease)	(Decrease)
Sales	$ 1,008,900	$ 1,170,061	$ (161,161)	(13.8%)

Gross Profit	$ 254,591	$ 477,401	$ (222,810)	(46.7%)

Gross Profit as a % of Sales	25.2%	40.8%

Sales

Net sales for the three and nine months ended September 30, 2014 decreased $90,572 (19.1%) and $161,161 (13.8%) to $384,233 and $1,008,900, respectively, as compared to $474,805 and $1,170,061, respectively, for the three and nine months ended September 30, 2013. The decrease in sales is attributed to the weaknesses in both the U.S. and Russian markets.

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

Gross Profit

Gross profit for the three and nine months ended September 30, 2014 decreased $17,658 (11.9%) and $222,810 (46.7%) to $130,954 and $254,591, respectively, as compared to $148,612 and $477,401 for the three and nine months ended September 30, 2013.  For the three months ended September 30, 2014 gross profit decreased primarily as a result of the volume decline as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, the decrease in gross profit is primarily attributed to manufacturing variances, a change in sales mix and lower prices, as well as the lower volume, as compared to the same period in the prior year. During the three months ended September 30, 2014, our gross profit as a percentage of sales was 34.1% as compared to a gross profit as a percentage of sales of 31.3% for the three months ended September 30, 2013. During the nine months ended September 30, 2014, our gross profit as a percentage of sales was 25.2% as compared to a gross profit as a percentage of sales of 40.8% for the nine months ended September 30, 2013.

 Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $12,176 (6.7%) to $169,475 for the three months ended September 30, 2014 as compared to $181,651 for the same period in the prior year as a result of lower professional fees. Total selling, general, administrative expenses increased $353,000 (45.3%) to $1,132,818 for the nine months ended September 30, 2014, as compared to $779,818 for the nine months ended September 30, 2013 as a result of higher marketing and travel expenses as well as increased investment banking and legal fees.

Loss from Operations

As a result of the above, we had losses from operations totaling $38,521 and $878,227 for three and nine months ended September 30, 2014, respectively, as compared to losses from operations of $33,039 and $302,417 for the three and nine months ended September 30, 2013, respectively

Other Income (Expense)

For the three months ended September 30, 2014, the Company had Other Expense of $8,627 as compared to Other Income of $1,197,332 for the three months ended September 30, 2013. The decrease in Other Expense is mostly attributed to lower change in the fair value of derivatives and the change in the gain on the extinguishment of derivatives offset partially by lower derivative expense and amortization of debt discount.  For the nine months ended September 30, 2014, the Company had Other Expense of $70,127 as compared to Other Expense of $35,173 for the nine months ended September 30, 2013. The increase in Other Expense is mostly attributed to the loss on the valuation of derivatives as compared to gain in the change in derivatives in the prior year offset mostly by lower derivative expense.

Net Loss

As a result of the above, we incurred a net loss of $47,148 for the three months ended September 30, 2014, as compared to net income of $1,164,293 for the three months ended September 30, 2013.  For the nine months ended September 30, 2014, we incurred a net loss of $948,354 as compared to a net loss of $337,590 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2014, compared to December 31, 2013.

	September 30, 2014	December 31, 2013	Increase/ (Decrease)

Current Assets	$2,143,325	$2,390,979	$(247,654)

Current Liabilities	$964,578	$666,420	$(298,158)

Working Capital	$1,178,747	$1,724,559	$(545,812)

At September 30, 2014, we had cash of $41,439 as compared to a cash balance of $-0- at December 31, 2013, an increase of $41,439. Over the next twelve months we believe that our existing capital combined with available borrowing under our bank lines of credit and proceeds from convertible debt will be sufficient to sustain our current operations. Additionally, our major stockholder has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions or require additional capital for our plan to establish retail stores.

Our working capital decreased $545,812. This decrease is primarily attributed to a decrease in accounts receivable and an increase in accounts payable and accrued liabilities, bank lines of credit and convertible debt.

Accounts receivable - net at September 30, 2014 and December 31, 2013, was $476,580 and $763,187, respectively, representing a decrease of $286,607 or 37.6%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased. When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations. The decrease is mainly attributed to collecting receivables from prior periods.  Inventory at September 30, 2014 and December 31, 2013, was $1,625,306 and $1,611,584, respectively.  Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume. We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets. This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued liabilities at September 30, 2014, were $231,748, compared to $119,333 at December 31, 2013, which represents a 94.2% increase.  The main reason for the increase is management’s attempt to control our payables by extending payments in these economic conditions in order to improve our cash flow as well as higher payables associated with the startup of the new retail store. Advances from our major stockholder at September 30, 2014, were $192,039, compared to $153,550 at December 31, 2013. This increase is a result of loans from our major stockholder.

During the nine months ended September 30, 2014, the Company had a net increase in cash of $41,439. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.  For the nine months ended September 30, 2014, the Company used $260,568 in cash for operations as compared to $396,203 in cash for the nine months ended September 30, 2013. This decrease in cash used in operations is primarily attributed to the increase in accounts payable and accrued liabilities offset mostly by the higher operating loss and lower change in inventories.

Cash used in investing activities. Net cash used in investing activities was $244,394 for the nine months ended September 30, 2014 as compared to $29,075 for the nine months ended September 30, 2013, due to an increase in purchases of equipment and leasehold improvements related to the Company’s first retail store.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2014 was $546,401 as compared to $382,109 for the nine months ended September 30, 2013. This increase was primarily the result of the increase in proceeds from bank lines of credit and from the sale of common stock as well as lower repayments of notes payable and payments to a stockholder.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

In December 2011, we entered into a $75,000 bank line of credit agreement with Columbia Bank. During 2013, the Company increased the credit line to $175,000.  Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%. The line is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.  As of September 30, 2014, we had an outstanding balance of $170,000.

In addition to term loans, we have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of September 30, 2013, have interest rates ranging from 3.99% to 8.75%.  As of September 30, 2014, we have outstanding balances related to these obligations of $87,412.

Convertible Debt

During the first nine months of 2014, the Company converted all of its previous convertible debt. In April, 2014, the Company drew down an additional $314,712.

On June 5, 2014, the Company, Fife, Typenex and Iliad Research and Trading, LLP (“Iliad”) entered into an Assignment and Assumption Agreement and Note Purchase Agreement (the “Note Purchase Agreement”) whereby Iliad acquired all of Fife and Typenex’s right, title, obligations and interest in, to and arising under the Company Notes (as defined in the Note Purchase Agreement) and the Note Purchase Documents (as defined in the Note Purchase Agreement).

On October 17, 2014, the Company entered into a financing arrangement with Illiad to provide additional financing in the amount of up to $450,000 through the issuance of a Secured Convertible Promissory Note (“Note”). The Company agreed to cover the Lender’s legal, accounting and other related fees in the amount of $5,000, which is included in the principal balance of the Note. The Note will accrue interest at the rate of 8% per annum until the Note is paid in full. Monies are to be drawn in 8 tranches with the initial tranche in the amount of $105,000, and the remaining balance of $350,000 in 7 tranches of $50,000 each. The Note has a maturity date of July 17, 2016.

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. Payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is the lesser of $0.0005 per share and 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion.

The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment.

All outstanding convertible debt at September 30, 2014 was held by Iliad. The outstanding balance of convertible debt at September 30, 2014 was $283,379.

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

Over the next twelve months we believe that our existing capital combined with available borrowing under our bank lines of credit and proceeds from convertible debt will be sufficient to sustain our current operations. Additionally, our major stockholder has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions or require additional capital for our plan to establish retail stores.  There can be no assurance that if additional funding is required we will be able to secure it on terms that are favorable to us or at all.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern", which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2014, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On July 22, 2014, we issued 294,118 shares of common stock valued at $20,000 to Illiad for conversion of its convertible debt.

On August 7, 2014, we issued 161,900 shares of common stock valued at $11,333 to Illiad for conversion of its convertible debt.

On August 4, 2014, we issued 100,000 shares of common stock valued at $18,750 to TCA Global Credit Master Fund, LP in exchange for investment banking services.

Item 3.  Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation (as filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the SEC on October 16, 2014)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.

Date: November 14, 2014	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)