Form 10-K
period 2014-12-31
Bergio International, Inc.
filed 2015-04-15
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock (par value $0.00001 per share) held by non-affiliates on June 28, 2013 (the last business day of our most recently completed second fiscal quarter) was $2,309,758 using the closing price on June 30, 2014.

As of April 13, 2015, the registrant had 8,838,740 shares of common stock, par value $0.00001 per share, outstanding.

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

PART I

Item 1.  Business

Company Overview

We were incorporated as “Alba Mineral Exploration, Inc.” on July 24, 2007, in the State of Delaware for the purpose of engaging in the exploration of mineral properties. On October 21, 2009, we entered into an exchange agreement (the “Exchange Agreement”) with Diamond Information Institute, whereby we acquired all of the issued and outstanding common stock of Diamond Information Institute, Inc. (“Diamond Information Institute”) and changed the name of the Company to Bergio International, Inc. (“we,” “us,” “our,” “Bergio,” or the “Company”).

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

We intend to acquire design and manufacturing firms throughout the United States and Europe. We intend to locate potential candidates through our relationships in the industry.  However, as of the date of this report, we do not have any binding agreements with any potential acquisition candidates.

It is also our intention to establish a chain of retail stores to further enhance the “Bergio” brand, and to take advantage of the higher margins at the retail level. The Company opened its first retail store in Bergen County, New Jersey in the fourth quarter of 2014.

Our future operations are contingent upon increasing revenues and raising capital for on-going operations and expansion of our product lines. Because we have a limited operating history, you may have difficulty evaluating our business and future prospects.

Principal Products and Services

Our products consist of a wide range of unique jewelry styles and designs made from precious metals such as gold, platinum and Karat gold, as well as other precious stones. We continuously innovate and change our designs based upon consumer trends. As a result of new designs being created we believe we are able to differentiate ourselves from our competition and strengthen our brands. We sell our products to our customers at price points that reflect the market price of the base material as well as design and processing fees.

We believe that we are a trendsetter in jewelry manufacturing. As a result, we come out with a variety of products throughout the year that we believe have commercial potential to meet what we feel are new trends within the industry. The “Bergio” designs consist of upscale jewelry that includes white diamonds, yellow diamonds, pearls, and colored stones, in 18K gold, platinum, and palladium. We currently design and produce approximately 100 to 150 product styles. Current retail prices for our products range from $400 to $200,000.

Our product range is divided into three fashion lines: (i) an 18K gold line, (ii) a bridal line, and (iii) a couture and/or one of kind pieces. Our Chief Executive Officer and director, Mr. Abajian, consults regularly with the design teams of his Italian manufacturers to design and create new products and product lines. Typically, new products come on line approximately every year and most recently, Bergio introduced its latest collection, Byzantine, Cestino, and Safari Collections, which launched in June 2010 and consists of approximately 35 pieces made with pink gold and diamonds. In 2011, we introduced two additional collections, Sistina and Rocca Collections. Depending on the timing and styling at any point in time, our products and collections would fall in one of the various categories shown below:

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

Each year, we attempt to expand and/or enhance these lines, while constantly seeking to identify trends that we believe exist in the market for new styles or types of merchandise. Design and innovation are the primary focus of our manufacturing and we are less concerned with the supply and capacity of raw materials. Mr. Abajian with his contacts, which are located mostly overseas, regularly meets to discuss, conceptualize and develop Bergio’s various products and collections. When necessary, additional suppliers and design teams can be brought in as needed. Management intends to maintain a diverse line of jewelry to mitigate concentration of sales and continuously expand our market reach.

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

Our management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to remain competitive. Recently the U.S. economy has encountered a slowdown and Bergio anticipates the U.S. economy will most likely remain weak at least through the end of 2015. Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy. Consumer discretionary spending generally declines during times of falling consumer confidence, which may affect the retail sale of our products. U.S. consumer confidence reflected these slowing conditions throughout 2014 and into 2015. The impact of the slowing U.S. economy is not usually known until the third quarter of any given year in our industry, thus it is hard to estimate the actual impact the slowing economy will have on our business.

We believe that a stronger economy, more spending by young professionals with an overall trend toward luxury products will lead to future growth. Therefore, we intend to make strong efforts to maintain our brand in the industry through our focus on the innovation and design of our products as well as being able to consolidate and increase cost efficiency when possible through acquisitions.

Marketing and Distribution

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

During the year ended December 31, 2014, the Company had no single customer that accounted for over 5% or more of our annual sales.

During the year ended December 31, 2013, the Company had two customers, Funicelli (7.6%) and Sarkin Nourian (7.7%) accounting for over 5% or more of our annual sales.

Sales to customers in Russia represented 55.9% and 36.1% of total sales for the years ended December 31, 2014 and 2013, respectively. The Company has no other sales outside the U.S.  As of October 1, 2014, the Company ceased operations in Russia due to the economic, currency and political condition in Russia. The Company intends to concentrate on its domestic operations and the duty free industry which industry approximates $60 billion worldwide.

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

Intellectual Property

Bergio is a federally registered trademarked name that we own. Since the first trademark of “Bergio” was filed, all advertising, marketing, trade shows and overall presentation of our product to the public has prominently displayed this trademark.  As additional lines are designed and added to our products, we may trademark new names to distinguish particular products and jewelry lines.

Employees

As of March 24, 2015, we had 3 full-time employees and 3 part-time employees. Of our current employees, 1 is sales and marketing personnel, 2 are manufacturing and 3 hold administrative and executive positions.  No personnel are covered by a collective bargaining agreement. We intend to use the services of independent consultants and contractors when possible or until we are able to hire internal personnel.

Environmental Regulation and Compliance

The United States environmental laws do not materially impact our manufacturing as we are using state of the art equipment that complies with all relevant environmental laws.

Approximately 5% of the Company’s manufacturing is contracted to quality suppliers in the vicinity of Valenza, Italy, with the remaining 95% of setting and finishing work being conducted in our Fairfield, New Jersey facility. The setting and finishing work done in our New Jersey facility involves the use of precision lasers, rather than using old soldering procedures which uses gas and oxygen to assemble different elements. Soap and water is used as a standard to clean the jewelry. Also, a standard polishing compound is used for the finishing work but it does not have a material impact on our cost and effect of compliance with environmental laws.

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

For the year ended December 31, 2014, we incurred a net loss of $1,520,761 and used cash of $338,343 in operations. As of December 31, 2014, we have an accumulated deficit of $6,174,658. We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We currently have sufficient cash to sustain our operations for a period of approximately two months. Management estimates that it will need approximately $400,000 over the next twelve months to fund all of the Company’s current product development and marketing projects. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted and unrestricted shares of our common stock. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material.

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

As of December 31, 2014, approximately $125,000 of our working capital consists of accounts receivable from customers. If customers responsible for a large amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially affect the ability to collect these accounts receivable, which could then result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in the ability to collect on accounts receivable could affect our cash flow and working capital position.

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

We are subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership.  We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404.  For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2014, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

We also lease a 1,000 square foot retail store in Closter, NJ. The initial term of the lease is for five years commencing May 1, 2014. The Company has the option extend its lease for five additional years upon giving 90 days notice.  The five-year option is available up to 20 years.  Rent payments are $1,200 a month for the first two years, $1,275 for the third and fourth year, and $1,350 for the fifth year. If the Company renews ist option for the second five years, the rent will begin at $1,415 and saclate to $1,665 in the fifth year. If the option is exercised for the third five-year term, rent will begin at $1,800 per month and escalate to $2,280 in the fifth year. The rent for the last five years, if the Company exercises its option, will be at the fair market value. The Company is also responsible for its proportionate share of common charges.

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

Years Ended December 31,
2013	High	Low
First Quarter	$1.8000	$0.6000
Second Quarter	4.5000	0.7000
Third Quarter	1.9000	0.4000
Fourth Quarter	1.0000	0.2000
2014
First Quarter	$1.5000	$0.2000
Second Quarter	0.6000	0.2000
Third Quarter	0.3000	0.1000
Fourth Quarter	0.1000	0.0090

b) Holders

As of December 31, 2014, the Company has 38 holders of its common Stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized fir Issuance under Equity Compensation Plans

As of December 31, 2014, we had an incentive stock and award plan under which 200,000 shares had been reserved for issuance. The following table shows information with respect this plan as of the fiscal year ended December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	--	$-0-	176,750
Equity Compensation Plans not approved by shareholders	--	-0-	--
Total	--	$-0-	176,750

Note: Only restricted shares of common stock were issued pursuant to this plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, we have issued the following securities  which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

1)

On January 15, 2014 issued 110,951 shares of common stock to Fife. for conversion of its convertible debt and accrued interest.  The shares were valued at $16,617.

2)

On January 24, 2014 issued 86,422 shares of common stock to Fife for conversion of its convertible debt.  The shares were valued at $14,087.

3)

On January 24, 2014 issued 145,000 shares of common stock to Asher Enterprises, Inc. for conversion of its convertible debt.  The shares were valued at $20,300.

4)

On February 4, 2014 issued 107,000 shares of common stock to Asher Enterprises, Inc. for conversion of its convertible debt.  The shares were valued at $12,840.

5)     On February 5, 2014 issued 156,667 shares of common stock to Asher Enterprises, Inc for conversion of its convertible debt. The shares were valued at $18,800.

6)

On February 7, 2014 issued 114,500 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $16,030.

7)     On February 14, 2014 issued 95,833 shares of common stock to Asher Enterprises, Inc for conversion of its convertible debt. The shares were valued at $11,500.

8)

On February 21, 2014 issued 200,00 shares of common stock to Asher Enterprises, Inc for conversion of its convertible debt. The shares were valued at $24,000.

9)

On February 26, 2014 issued 100,000 shares of common stock to Auctus Private Equity Fund, LLC for conversion of its convertible debt. The shares were valued at $14,000.

10)

On February 26, 2014 issued 50,000 shares of common stock to Auctus Private Equity Fund, LLC for conversion of its convertible debt. The shares were valued at $8,750.

11)

On February 26, 2014 sold 125,000 shares of common stock with warrants to Caesar Capital Group for $50,000.

 l2)

On February 27, 2014 issued 103,500 shares to Asher Enterprises, Inc for conversion of its convertible debt and accrued interest.  The shares were valued at $15,560.

13)

On February 28, 2014 sold 125,000 shares of common stock with warrants to ARRG for $50,000.

14)

On February 28, 2014 issued 102,701 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $14,738.

15)

On March 12, 2014 issued 60,919 shares of common stock to Proteus Capital for conversion of its convertible debt.  The shares were valued at $39,280.

16)

On March 12, 2014 issued 156,396 shares of common stock to Proteus Capital for conversion of its convertible debt.  The shares were valued at $18,768.

17)

On March 12, 2014 issued 80,000 shares of common stock to TCA Global Credit Master Fund, LP Fife for financial services.  The shares were valued at $56,000.

18)

On March 13, 2014 issued 42,034 shares of common stock to Fife for conversion of its convertible debt.  The shares were valued at $18,069.

19)

On March 26, 2014 issued 181,279 shares of common stock to Typenex for conversion of its convertible debt and accrued interest.  The shares were valued at $49,320.

20)

On April 10, 2014 issued 85,000 shares of common stock to TCA Global Credit Master Fund, LP Fife for financial services.  The shares were valued at $51,000.

21)

On April 22, 2014 issued 53,571 shares of common stock to Auctus Private Equity Fund, LLC for conversion of its convertible debt. The shares were valued at $15,000.

22)

On April 18 2014 issued 125,000 shares of common stock to LucoskyBrookman for conversion legal services. The shares were valued at $50,000.

23)

On May 15, 2014 issued 69,939 shares of common stock to Auctus Private Equity Fund, LLC for conversion of its convertible debt and accrued interest. The shares were valued at $14,687.

24)

On May 22, 2014 issued 147,622 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $31,001.

25)

On June 18, 2014 issued 100,000 shares of common stock to TCA Global Credit Master Fund, LP for financial services.  The shares were valued at $30,000.

26)

On June 23, 2014 issued 217,918 shares of common stock to Typenex Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $29,419.

27)

On July 24, 2014 issued 294,118 shares of common stock to Typenex Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $20,000.

28)

On August 4, 2014 issued 100,000 shares of common stock to TCA Global Credit Master Fund, LP for financial services.  The shares were valued at $18,750.

29)

On August 7, 2014 issued 161,900 shares of common stock to Fife. for conversion of its convertible debt and accrued interest.  The shares were valued at $11,333.

30)

On October 23, 2014 issued 575,000 shares of common stock to Typenex for conversion of its convertible debt and accrued interest.  The shares were valued at $5,499.

31)

On November 13, 2014 issued 550,000 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $5,454.

32)

On December 2, 2014 issued 350,000 shares of common stock to LucoslyBrookman for conversion of accounts payable in the amount of $2,246.

Rule 10B-18 Transactions

During the year ended December 31, 2014, there were no repurchases of the Company’s common stock by the Company.

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

Plan of Operation

We concentrate our business on boutique, upscale jewelry stores. We currently sell our jewelry to approximately 50 independent jewelry retailers across the United States. We have spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995. As of October 1, 2014, the Company ceased operations in Russia due to the economic, currency and political condition in Russia. The Company intends to concentrate on its domestic operations and the duty free industry, which approximates $60 billion worldwide.

Our products consist of a wide range of unique styles and designs made from precious metals such as, gold, platinum, and Karat gold, as well as diamonds and other precious stones. We currently design and produce approximately 100 to 150 product styles. Current retail prices for our products range from $400 to $200,000. We have manufacturing control over our line as a result of having a manufacturing facility in New Jersey as well as subcontracts with facilities located in Italy.

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

We intend to acquire design and manufacturing firms throughout the United States and Europe. We intend to locate potential candidates through our relationships in the industry.  However, as of the date of this report, we do not have any binding agreements with any potential acquisition candidates.

Results of Operations 2014 Compared to 2013

	Year Ended December 31,
	2014	2013	Dollar Increase (Decrease)	Percent Increase (Decrease)

Sales - Net	$1,067,540	$1,999,496	(931,956)	(46.6)%

Gross Margin	$147,181	$706,958	(559,777)	(79.2)%

Gross Margin Percent	13.8%	35.4%	-	-

Sales

Net sales for the year ended December 31, 2014 decreased $931,956 (46.6%) to $1,067,540 as compared to $1,999,496 for the year ended December 31, 2013. The decline in sales is attributed to current economic conditions, which has especially hindered growth in the jewelry industry. Sales to customers in Russia represented 55.9% and 36.1% of total sales for the years ended December 31, 2014 and 2013, respectively. Sales in Russia also substantially declined. As of October 1, 2014, the Company ceased operations in Russia due to the economic, currency and political condition in Russia.  The Company intends to concentrate on its domestic operations, and the duty free industry, which approximates $60 billion worldwide..

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

Gross Profit

Gross profit for the year ended December 31, 2014 decreased $559,777 (79.2%) to $147,181 as compared to $706.958 for the year ended December 31, 2013. The decrease in gross profit is primarily due to the lower volume.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $87,562 (6.1%) to $1,337,902 as compared to $1,425,464 for the year ended December 31, 2013. This decrease is as a result of lower bad debt and advertising and marketing expenses offset by increased professional fees.

Loss from Operations

As a result of the above, the Company recorded a loss from operations of $1,190,721 for the year ended December 31, 2014 as compared to $718,506 for the year ended December 31, 2013.

Other Expense

For the year ended December 31, 2014, the Company had other expense of $330,040 as compared to $117,233 for the year ended December 31, 2013. The increase in other expense was mostly attributed to the increase in interest expense and lower gains on the extinguishment of derivatives partially offset by the lower amortization of debt

Net Loss

As a result of the above, for the year ended December 31, 2014, we incurred a net loss of $1,520,761 as compared to a net loss of $835,740 for the year ended December 31, 2013.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2014, compared to December 31, 2013.

	December 31, 2014	December 31, 2013	Increase/ (Decrease)

Current Assets	$1,885,116	$2,390,979	$(505,863)

Current Liabilities	$1,329,788	$666,420	$663,368

Working Capital	$555,328	$1,724,559	$(1,169,231)

Over the next twelve months we believe that our existing capital combined with available borrowing from the agreement with Illiad, our bank line of credit and anticipated cash flow from operations will be sufficient to sustain our current operations. Additionally, our major stockholder has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions.

Our working capital decreased $1,169,231. This decrease is primarily attributed lower accounts receivable and the increase in convertible debt..

During the year ended December 31, 2014, the Company had a net increase in cash of $3,259. The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities.  For the year ended December 31, 2014, the Company used $338,343 in cash for operations as compared to $450,511 in cash for the year ended December 31, 2013. This decrease in cash used in operations is primarily attributed to the increase in accounts payable and accrued liabilities offset mostly by the higher operating loss and lower change in inventories.

Cash used in investing activities. Net cash used in investing activities was $352,595 for the year ended December 31, 2014 as compared to $33,125 for the year ended December 31, 2013 due to an increase in purchases of molds used in the manufacturing process.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2014 was $694,197 as compared to $430,933 for the year ended December 31, 2013. Tthis increase was primarily the result of the increase in proceeds from bank lines of credit and from the sale of common stock as well as lower repayments of notes payable and payments to a stockholder.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit

We currently have a $175,000 bank line of credit agreement with Columbia Bank. Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%. The line is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.  As of December 31, 2014, the outstanding balance due to Columbia Bank was $170,000.

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of December 30, 2014, have interest rates ranging from 3.99% to 15.90%.  As of December 31, 2014, we have outstanding balances related to these obligations of $103,132.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  During 2014, the Company received $414,703 in financing from these arrangements. As of December 31, 2014, the Company had outstanding convertible debt in the amount of $445,569, net of debt discount in the amount of $58,002.

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

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results. Management has provided an allowance for doubtful accounts of approximately $73,804 at December 31, 2014 and $305,980 at December 31, 2013.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of December 31, 2014, the fair value of short-term financial instruments including accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

Income taxes - deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were determined that it would be able to realize the deferred tax assets in the future in excess of the net carrying amounts, Tel would decrease the recorded valuation  allowance through an increase to income in the period in which that determination is made.  In its evaluation of a valuation allowance, the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bergio International, Inc.

We have audited the accompanying consolidated balance sheet of Bergio International, Inc. as of December 31, 2014 and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Bergio International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bergio International, Inc. as of December 31, 2014, the results of their operations, and their cash flows, for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
St. Louis Park, MN
April 14, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bergio International, Inc.
Fairfield, New Jersey

We have audited the accompanying balance sheets of Bergio International, Inc. (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bergio International, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 8, 2014

BERGIO INTERNATIONAL, INC.

Consolidated Balance Sheets

ASSETS	December 31, 2014	December 31, 2013
Current assets:
Cash	$3,259	$-
Accounts receivable, net	125,102	763,187
Inventories	1,756,755	1,611,584
Prepaid expenses and other current assets	-	11,855
Deferred financing costs	-	4,353
Total current assets	1,885,116	2,390,979

Property and equipment, net	527,831	124,924
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$2,418,775	$2,521,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank lines of credit	$273,132	$164,212
Convertible debt, net of discount of $58,002 and $108,375	445,569	171,443
Accounts payable and accrued liabilities	246,656	119,333
Advances from stockholder and accrued interest	224,124	153,550
Derivative liability	140,307	57,882

Total current liabilities	1,329,788	666,420

Total liabilities	1,329,788	666,420

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, par value $0.00001 per share, 51 shares authorized, 51 shares issued and outstanding	-	-
Common stock, 6,000,000,000 shares authorized, par value $0.00001 per share, 7,398,736 and 2,431,169 shares issued and outstanding, respectively	74	24
Additional paid-in capital	7,178,296	6,423,909
Accumulated deficit	(6,089,383)	(4,568,622)

Total stockholders’ equity	1,088,987	1,855,311

Total liabilities and stockholders’ equity	$2,418,775	$2,521,731

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the years ended December 31,
	2014	2013

Net sales	$1,067,540	$1,999,496

Cost of sales	920,359	1,292,538

Gross margin	147,181	706,958

Operating expenses:
Selling, general and administrative	1,337,902	1,425,464

Total operating expenses	1,337,902	1,425,464

Loss from operations	(1,190,721)	(718,506)

Other income (expense):
Interest expense	(193,026)	(80,156)
Amortization of debt discount	(113,648)	(470,502)
Amortization of deferred financing costs	(5,478)	(59,529)
Change in fair value of derivatives	(32,766)	1,538,806
Derivative expense	(48,154)	(1,515,710)
Gain on extinguishment of derivative	61,770	467,316
Other income	1,262	2,541

Total other expense	(330,040)	(117,234)

Loss before provision for income taxes	(1,520,761)	(835,740)

Provision for income taxes	-	-

Net loss	$(1,520,761)	$(835,740)

Basic loss per common share	$(0.29)	$(0.72)
Diluted loss per common share	$(0.29)	$(0.72)

Weighted average number of shares outstanding
Basic and diluted	5,209,293	1,161,532

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Statements of Changes in Stockholders’ Equity

As of December 31, 2014

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance - December 31, 2012	51	$ -	361,970	$ 4	$ 5,239,674	$ (3,732,882)	$ 1,506,796

Issuance of common stock for debt conversion	-	-	2,032,949	20	883,733	-	883,753
Issuance of common stock for professional services	-	-	36,250	-	67,016	-	67,016
Gain on extinguishment of derivative liability					164,204		164,204
Reclassification of derivative liability associated with convertible debt	-	-	-	-	69,282	-	69,282
Net loss for the year ended December 31, 2013	-	-	-	-	-	(835,740)	(835,740)
Balance - December 31, 2013	51	-	2,431,169	24	6,423,909	(4,568,622)	1,855,311

Issuance of common stock for debt conversion	-	-	3,874,270	39	446,402	-	446,441
Issuance of common stock for professional services	-	-	490,000	4	205,746	-	205,750
Issuance of common stock to pay accounts payable			350,000	4	2,242		2,246
Issuances of stock and warrants for cash	-	-	250,000	3	99,997	-	100,000
Reverse split adjustment			3,297	-	-	-	-
Net loss for the year ended December 31, 2014	-	-	-	-	-	(1,520,761)	(1,520,761)
Balance December 31, 2014	51	$ -	7,398,736	$ 74	$ 7,178,296	$ (6,089,383)	$ 1,088,987

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,520,761)	$(835,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,218	18,836
Provision for bad debts	7,577	305,980
Stock issued in exchange for services	205,750	67,016
Convertible note issued in exchange for accounts payable	63,275	-
Amortization of debt discount	113,648	470,502
Interest expense associated with conversions	161,881	-
Amortization of deferred financing costs	5,478	59,529
Change in fair value of derivatives	32,766	(1,538,806)
Derivative expense	48,154	1,515,710
Gain on extinguishment of derivative	(61,770)	(467,316)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	547,978	(66,638)
(Increase) decrease in inventories	(145,171)	188,551
Decrease in prepaid expenses and other current assets	10,730	10,810
Increase (decrease) in accounts payable and accrued liabilities	159,904	(178,945)
Net cash used in operating activities	(338,343)	(450,511)

Cash flows from investing activities:
Acquisition of property and equipment	(352,595)	(33,125)
Net cash used in investing activities	(352,595)	(33,125)

Cash flows from financing activities:
Advances (repayments) of bank lines of credit, net	108,920	49,519
Proceeds from the sale of stock	100,000	-
Repayments of notes payable	-	(87,070)
Proceeds from convertible debt	414,703	564,250
(Payments) advances from stockholder and accrued interest, net	70,574	(81,767)
Deferred financing costs	-	(13,999)
Net cash provided by financing activities	694,197	430,933

Net increase (decrease) increase in cash	3,259	(52,703)
Cash, beginning of year	-	52,703
Cash, end of year	$3,259	-

Supplemental cash flow information:
Cash paid for taxes	$-	-
Cash paid for interest	$14,709	8,891
Supplemental non-cash information
Debt discount from fair value of imbedded derivative	$63,275	483,593
Issuance of common stock for vendor payables	$2,246	-
Accounts receivable used to purchase property and equipment	$82,530	-
Issuance of common stock for convertible debt and accrued interest	$446,442	883,752
Reclassification of derivative liability to additional paid-in capital	$-	233,486
Reclassification of line of credit to demand note	$-	75,000

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Note 1. Business, Organization, and Liquidity

Business and Organization

Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc.  On October 21, 2009, as a result of a Share Exchange Agreement, the corporate name was changed to Bergio International, Inc. Effective July 15, 2013, the Company amended its Certificate of Incorporation to change the Company’s authorized capital from 1,500,000,000 common shares to 3,000,000,000 common shares of stock. On April 3, 2014, Bergio International, Inc. (the “Company”) filed a Certificate of Amendment of Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to reduce the par value of all shares of common stock and preferred stock from $0.001 to $0.00001 per share.  On February 26, 2014, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares. Effective on October 14, 2014, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock splits and change in par value. The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered in Fairfield, New Jersey. The Company experiences significant seasonal volatility. The first two quarters of the year typically represent 15% - 35% of annual sales, and the remaining two quarters represent the remaining portion of annual sales.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation:

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

Revenue Recognition:

Revenues are recognized at the time of shipment with the price to the buyer being fixed and determinable and collectability assured, provided title and risk of loss is transferred to the customer.  Provisions, when appropriate, are made where the right to return exists.

Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

BERGIO INTERNATIONAL, INC.

Notes to Financial Consolidated Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at December 31, 2014 and, 2013, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the balance sheets as of December 31, 2014 and 2013 for cash, accounts receivable, inventories and accounts payable and loans payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2014 and 2013, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2014 and 2013.

Cash and Cash Equivalents:

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2014 and December 31, 2013.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Accounts Receivable:

Accounts receivable are generated from sales of fine jewelry to retail outlets throughout the United States. At December 31, 2014 and December 31, 2013, accounts receivable were substantially comprised of balances due from retailers and from the Russian manufacturer of the jewelry that we sell to our customers in Russia. As of December 31, 2014, the Company ceased operations in Russia, and accounts receivable is comprised of balances from U.S. Customers only.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance.  The Company historically has been able to collect the accounts receivable balance during a period of nine months to a year.  While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $73,804 and $305,980, respectively.

Concentrations of Credit Risk:

Cash Held in Banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable: The Company’s customer base is primarily comprised of balances due from retailers. Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which the Company’s services are provided, as well as their dispersion across many different geographical areas.  The Company has been expanding its brand into retail stores, and opened its first retail store in the fourth quarter of 2014. These sales come with a lower degree of credit risk as these sales are made by cash or credit card. As is characteristic of the Company’s business and of the jewelry industry generally, the Company extends its customers seasonal credit terms.  The carrying amount of receivables approximates fair value. The Company routinely assesses the financial strength of its customers and believes its credit risk exposure on accounts receivable is limited. Based on management’s review of accounts receivable, an allowance for doubtful accounts is recorded, if appropriate. The Company does not require collateral to support these financial instruments.

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

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the Statement of Operations.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended December 31, 2014 and 2013, respectively.

Investment in Unconsolidated Affiliates:

The Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At December 31, 2014 and December 31, 2013, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

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

Advertising and Promotional Costs:

Advertising and promotional costs are expensed as incurred and are recorded as part of Selling, General and Administrative Expenses in the Statement of Operations.  The total cost for the years ended December 31, 2014 and 2013, was approximately $186,277 and $231,284, respectively.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements:

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.

Subsequent Events:

The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2014 through the issuance of the accompanying financial statements.

Note 3. Basic and Diluted Income (Loss) Per Share

Net loss per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net loss divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants, options, and/or conversions is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise. For the years ended December 31. 2014 and 2013, basic net loss per share equaled the diluted loss per share, since the effect of shares potentially issuable upon exercise or conversion was anti-dilutive.  For the years ended December 31, 2014 and 2013, 8,045,137 and 501,299 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

	December 31, 2014	December 31, 2013
Basic net loss per share computation:
Net loss	$(1,520,761)	$(835,740)
Weighted-average common shares outstanding	5,209,293	1,161,532
Basic net loss per share	$(0.29)	$(0.72)
Diluted net loss per share computation:
Net loss	$(1,520,761)	$(835,740)
Weighted-average common shares outstanding:	5,209,293	1,161,532
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	--	--
Total adjusted weighted-average shares	5,209,293	1,161,532
Diluted net loss per share	$(0.29)	$(0.72)

Note 4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2014	2013

Leasehold improvements	$310,976	$7,781
Office and equipment	548,376	416,445
Selling equipment	8,354	8,354
Furniture and fixtures	18,487	18,487

Total at cost	886,193	451,067
Less: Accumulated depreciation & amortization	(358,362)	(326,143)

	$527,831	$124,924

Depreciation and amortization expense related to the assets above for the years ended December 31, 2014 and 2013 was $32,219 and $18,836, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2014	2013

Accounts payable	$112,649	$45,766
Accrued interest	3,616	22,385
Accrued salaries and wages	130,391	51,182

	$246,656	$119,333

Accrued salaries and wages include amounts due to an officer of the Company in the amounts of $130,391 and $50,000 for the periods ended December 31, 2014 and 2013, respectively.

Note 6. Related Party

Advances from Stockholder and Accrued Interest

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At December 31, 2014 and December 31, 2013, $224,124 and $153,550, respectively, was due to the shareholder, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.15% at December 31, 2014 and December 31, 2013, respectively.  Interest expense due to shareholder was $6,764 and $5,531 for the years ended December 31, 2014 and 2013, respectively. Accrued interest was $49,658 and $42,895 at December 31, 2014 and 2013, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

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

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $130,391 and $50,000 for the periods ended December 31, 2014 and December 31, 2013, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 7. Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	December 31,
	2014	2013

Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At December 31, 2014 and 2013, the interest rates ranged from 3.99% to 15.9%.	$273,132	$164,212

Current maturities included in current liabilities	$273,132	$164,212

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

Note 8. Convertible Debt

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

On July 1, 2013, the Company issued an 8% convertible note in the amount of $100,000 to Asher Enterprises, Inc. (“Asher”). The principal and accrued interest is payable on March 26, 2014, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2014, the total principal amount of $100,000 and accrued interest was converted into 808,000 shares of common stock. The outstanding balances at December 31, 2014 and December 31, 2013 were $-0- and $100,000, respectively, with accrued interest of $4,011 at December 31, 2013.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 8. Convertible Debt (continued)

Asher (continued)

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

On July 10, 2012, the Company issued an 8% convertible note (the “July 10 Note”) in the amount of $32,500 to Asher. The principal and accrued interest is payable on April 12, 2013, or such earlier date as defined in the agreement. The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2013, the principal of $32,500 and $1,300 of accrued interest was converted into 56,661,616 shares of common stock

On June 7, 2012, the Company issued an 8% convertible note (the “June 7 Note”) in the amount of $37,500 to Asher.  The principal and accrued interest is payable on March 11, 2013, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices of the stock during the ten day trading period ending one day prior to the date of conversion. During the year ended December 31, 2012, the principal amount of $36,000 was converted into 36,060,606 shares of common stock. During the year ended December 31, 2013, the remaining principal of $10,500 and $1,500 of accrued interest was converted into 18,750,000 shares of common stock.

Asher is entitled to have all shares issued upon conversion of the above notes listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company’s common stock are then listed.

Hanover Group, LLC

On July 25, 2012, the Company issued a 12% convertible note (the “July 25 Note #12”) in the amount of $26,000 to Hanover Holdings I, LLC (“Hanover”). The principal and accrued interest is payable on or before July 25, 2013. The note is convertible by Ha.nover at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the stock price for the three days prior to the date of conversion. During the year ended December 31, 2013, the total principal of $26,000 and accrued interest of $1,746 was converted into 62,626,472 shares of common stock.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 8. Convertible Debt (continued)

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

Auctus Private Equity Fund, LLC

On August 19, 2013, the Company issued an 8% convertible note (the “August 19 Note”) in the amount of $50,000 to Auctus Private Equity Fund, LLC (“Auctus”).  The principal and accrued interest is payable on or before May 19, 2014. The note is convertible by Auctus at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the two days during the ten day trading period prior to the date of conversion.  During the year ended December 31, 2014, principal of $50,000 and accrued interest of $2,437 was converted into 273,510 shares of common stock. The outstanding balances at December 31, 2014 and December 31, 2013 were $-0- and $50,000, respectively, with accrued interest of $1,458 at December 31, 2013.

In October 5, 2012, the Company issued an 8% convertible note (the “October 5 Note”) in the amount of $36,750 to Auctus.  The principal and accrued interest is payable on or before July 5, 2013. The note is convertible by Auctus at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 62.5% of the average of the two days during the ten day trading period prior to the date of conversion. During year ended December 31, 2013, principal of $36,750 was converted into 68,483,520 shares of common stock.

Fife/Typenex

In December 2012, the Company entered into a $325,000 convertible note (the “December 12, 2012 Note #21”) consisting of three tranches to be drawn down with the first tranche totaling $125,000, including $25,000 in loan costs and an additional two tranches totaling $200,000. The note bears a 5% annual interest rate and matures eighteen months from the issuance. The note is convertible into common shares of the Company based on 70% of the average of the 3 lowest closing prices of the common stock for the proceeding 15 consecutive trading days immediately prior to the conversion. During 2013, the conversion price was fixed at $0.005 per share. As of December 31, 2012, the Company drew down the first tranche totaling $125,000. On February 11, 2013, April 5, 2013, April 23, 2013, and July 1, 2013, the Company drew down an additional $250,000.  During the year ended December 31, 2013, principal of $237,518 and accrued interest was converted into 786,866 shares of common stock.  During the year ended December 31, 2014, the Company drewdown an additional $314,703. During the year ended December 31, 2014, principal of $104,235 and accrued interest of $36,335 was converted into 2,533,411 shares of common stock. The outstanding balances at December 31, 2014 and December 31, 2013 were $340,287 and $129,819, respectively, with accrued interest of $1966 and $14,033 at December 31, 2014 and December 31, 2013, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 8. Convertible Debt (continued)

Fife/Typenex (continued)

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

On October 17, 2014, the Company entered into a financing arrangement with Illiad to provide additional financing in the amount of up to $450,000 through the issuance of a Secured Convertible Promissory Note (“Note”). The Company agreed to cover the Lender’s legal, accounting and other related fees in the amount of $5,000, which is included in the principal balance of the Note. The Note will accrue interest at the rate of 8% per annum until the Note is paid in full. Monies are to be drawn in 8 tranches with the initial Tranche in the amount of $105,000, and the remaining balance of $350,000 in 7 tranches of $50,000 each. The Company drewdown the initial tranche on October 17, 2014. The Note has a maturity date of July 17, 2016.

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

Lucosky Brookman

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to Lucosky Brookman into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance.  The notes are convertible into common shares of the Company based on 65% of the average ten trading days closing bid price during the preceding 10 consecutive trading days immediately prior to the conversion. There were no conversions during the year ended December 31, 2014. The outstanding balance at December 31, 2014 was $63,275 and accrued interest was $650.

Note 9. Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $113,649 for the year ended December 31, 2014 as compared to $470,502 for the year ended December 31, 2013. The derivative liability is revalued each reporting period using the Black-Scholes model. Convertible debt as of December 31, 2014 and 2013 was $503,571 and $279,818, respectively, and are shown net of debt discount in the amounts of $58,002 and $108,375, respectively. As of December 31, 2014 and 2013, the derivative liability was $140,307 and $57,882, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at December 31, 2014:

Stock Price - The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Prices were $0.034 at November 24, 2014, the date of issuance and $0.0179 at December 31, 2014.

Variable Conversion Prices - The conversion price was based on 65% of the average closing price of the Company’s common stock for the previous 10 trading days prior to the conversion date or $.0186 at November 24, 2014 and $.0079 at December 31, 2014.

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.  Time to maturity was  12 months for the outstanding derivative.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the Valuation Dates with a term commensurate with the remaining term of the debt. The risk free rate at November 24, 2014 was 14% and 0.25% at December 31, 2014 based on one year.

Volatility - The volatility was based on the historical volatility of three comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility was 393% at November 24, 2014 and 412% at December 31, 2014.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Stockholders’ Equity

The Company is authorized to issue 6,000,000,000 shares of common stock, par value $0.00001 per share and 51 shares of preferred stock, par value $0.00001 per share. At December 31, 2014 and December 31, 2013, there were 7,398,736 and 2,431,169 common shares issued and outstanding, respectively. On April 3, 2014, Bergio International, Inc. (the “Company”) filed a Certificate of Amendment of Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to reduce the par value of all shares of common stock and preferred stock from $0.001 to $0.00001 per share.  On February 26, 2014, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares. Effective on October 14, 2014, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock splits and change in par value. Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock, par value $0.001 to its CEO . In April 2014, the Company changed its par value on its preferred stock from $0.001 to $0.00001. The Series A Preferred Stock pays no dividends and has no conversion rights. Each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company.

For the year ended December 31, 2014, the Company issued the following shares of common stock:

1)

On January 15, 2014 issued 110,951 shares of common stock to Fife. for conversion of its convertible debt and accrued interest.  The shares were valued at $16,617.

2)

On January 24, 2014 issued 86,422 shares of common stock to Fife for conversion of its convertible debt.  The shares were valued at $14,087.

3)

On January 24, 2014 issued 145,000 shares of common stock to Asher Enterprises, Inc. for conversion of its convertible debt.  The shares were valued at $20,300.

4)

On February 4, 2014 issued 107,000 shares of common stock to Asher Enterprises, Inc. for conversion of its convertible debt.  The shares were valued at $12,840.

5)     On February 5, 2014 issued 156,667 shares of common stock to Asher Enterprises, Inc for conversion of its convertible debt. The shares were valued at $18,800.

6)

On February 7, 2014 issued 114,500 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $16,030.

7)     On February 14, 2014 issued 95,833 shares of common stock to Asher Enterprises, Inc for conversion of its convertible debt. The shares were valued at $11,500.

8)

On February 21, 2014 issued 200,00 shares of common stock to Asher Enterprises, Inc for conversion of its convertible debt. The shares were valued at $24,000.

9)

On February 26, 2014 issued 100,000 shares of common stock to Auctus Private Equity Fund, LLC for conversion of its convertible debt. The shares were valued at $14,000.

10)

On February 26, 2014 issued 50,000 shares of common stock to Auctus Private Equity Fund, LLC for conversion of its convertible debt. The shares were valued at $8,750.

11)

On February 26, 2014 sold 125,000 shares of common stock with warrants to Caesar Capital Group for $50,000.

 l2)

On February 27, 2014 issued 103,500 shares to Asher Enterprises, Inc for conversion of its convertible debt and accrued interest.  The shares were valued at $15,560.

13)

On February 28, 2014 sold 125,000 shares of common stock with warrants to ARRG for $50,000.

14)

On February 28,2014 issued 102,701 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $14,738.

15)

On March 12, 2014 issued 60,919 shares of common stock to Proteus Capital for conversion of its convertible debt.  The shares were valued at $39,280.

16)

On March 12, 2014 issued 156,396 shares of common stock to Proteus Capital for conversion of its convertible debt.  The shares were valued at $18,768.

17)

On March 12, 2014 issued 80,000 shares of common stock to TCA Global Credit Master Fund, LP Fife for financial services.  The shares were valued at $56,000.

18)

On March 13, 2014 issued 42,034 shares of common stock to Fife for conversion of its convertible debt.  The shares were valued at $18,069.

19)

On March 26, 2014 issued 181,279 shares of common stock to Typenex for conversion of its convertible debt and accrued interest.  The shares were valued at $49,320.

20)

On April 10, 2014 issued 85,000 shares of common stock to TCA Global Credit Master Fund, LP Fife for financial services.  The shares were valued at $51,000.

21)

On April 22, 2014 issued 53,571 shares of common stock to Auctus Private Equity Fund, LLC for conversion of its convertible debt. The shares were valued at $15,000.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Stockholders’ Equity (continued)

22)

On April 18 2014 issued 125,000 shares of common stock to LucoskyBrookman for conversion legal services. The shares were valued at $50,000.

23)

On May 15, 2014 issued 69,939 shares of common stock to Auctus Private Equity Fund, LLC for conversion of its convertible debt and accrued interest. The shares were valued at $14,687.

24)

On May 22, 2014 issued 147,622 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $31,001.

25)

On June 18, 2014 issued 100,000 shares of common stock to TCA Global Credit Master Fund, LP  for financial services.  The shares were valued at $30,000.

26)

On June 23, 2014 issued 217,918 shares of common stock to Typenex Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $29,419.

27)

On July 24, 2014 issued 294,118 shares of common stock to Typenex Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $20,000.

28)

On August 4, 2014 issued 100,000 shares of common stock to TCA Global Credit Master Fund, LP  for financial services.  The shares were valued at $18,750.

29)

On August 7, 2014 issued 161,900 shares of common stock to Fife. for conversion of its convertible debt and accrued interest.  The shares were valued at $11,333.

30)

On October 23, 2014 issued 575,000 shares of common stock to Typenex for conversion of its convertible debt and accrued interest.  The shares were valued at $5,499.

31)

On November 13, 2014 issued 550,000 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $5,454.

32)

On December 2, 2014 issued 350,000 shares of common stock to LucoslyBrookman for conversion of accounts payable in the amount of $2,246.

For the year ended December 31, 2013, the Company issued the following shares of common stock:

      1)

885,811,163 shares of common stock to Asher for conversion of its convertible debt and accrued interest.  The shares were valued at $286,670.

      2)

68,483,520 shares of common stock to Auctus for conversion of its convertible debt.  The shares were valued at $26,510.

      3)

704,327,513 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $225,282.

      4)

89,126,472 shares of common stock to Hanover for conversion of its convertible debt and accrued interest.  The shares were valued at $37,286.

      5)

46,758,910 shares of common stock to JSJ for conversion of its convertible debt.  The shares were valued at $30,000.

      6)

721,266 shares of common stock to Panache for conversion of its convertible debt.  The shares were valued at $462.

      7)

82,538,629 shares of common stock to Proteus Capital for conversion of its convertible debt and accrued interest.  The shares were valued at $39,280.

      8)

147,150,196 shares of common stock to TCA Global for conversion of its convertible debt and accrued interest.  The shares were valued at $182,290.

      9)

8,031,059 shares of common stock to WHC Capital, LLC (“WHC Capital”) for conversion of its convertible debt.  The shares were valued at $13,000.

    10)

33,000,000 shares of common stock for legal fees:. These shares were valued at $63,016.

    11)

3,250,000 shares of common stock for financial services. These shares were valued at $3,900.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

Note 11. Income Taxes

The components of the Company’s deferred taxes at December 31, 2014 and 2013 are as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,230,700	$701,518
Startup costs	11,857	13,073
Accounts receivable reserves	29,485	122,239
Deferred compensation	49,898	19,975
Depreciation	12,832	(27,203)
Deferred tax asset	1,334,772	829,602
Less valuation allowance	(1,334,772)	(829,602)

Deferred tax asset, net	$--	$--

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. At December 31, 2014, the Company had approximately $2,862,000 of federal net operating tax loss carryforwards expiring at various dates through 2033. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

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

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 34% to the income tax (benefit) provision recognized in the financial statements is as follows:

	December 31,	December 31,
	2014	2013

U.S. statutory rate	(34%)	(34%)
Income tax expenses - state and local, net of federal benefit	6%	6%
Change in valuation allowance	28%	28%

Effective tax rate	-	-

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

Note 12. Commitments

The Company leases certain office and manufacturing facilities and equipment. The Company’s office and manufacturing facilities are currently leased on a month to month basis at $1,100 per month.

The Company also leases retail space for its store in Closter, NJ for approximately $1,500 per month.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2014.

Years Ended December 31,
2015	$14,400
2016	15,000
2017	15,300
2018	15,900
2019	5,400
$66,000

Rent expense for the Company's operating leases for year ended December 31, 2014 and 2013 amounted to approximately $21,735 and $13,200, respectively.

Note 13. Litigation

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

Note 14. Significant Customer Concentrations

During the year ended December 31, 2014, the Company had no single customer that accounted for over 5% or more of our annual sales.

During the year ended December 31, 2013, the Company had two customers, Funicelli (7.6%) and Sarkin Nourian (7.7%) accounting for over 5% or more of our annual sales.

Sales to customers in Russia represented 55.9% and 36.1% of total sales for the years ended December 31, 2014 and 2013, respectively. The Company has no other sales outside the U.S. As of October 1, 2014, the Company ceased operations in Russia due to the economic, currency and political condition in Russia, and to concentrate on its domestic operations and the duty free industry, which is a $60 billion industry worldwide.

All of our sales are generated from our customer base of approximately 50 customers.

As of December 31, 2014 two customers represented 60.1% and 13.7%, respectively, of the Company’s net accounts receivable.  As of December 31, 2013, one individual customer represented 21% of the Company’s outstanding accounts receivable. No other customer has a balance over 10% of the Company’s outstanding accounts receivable.

Note 15. Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and prescribes disclosures about fair value measurements.

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

Note 15. Fair Value Measurements (continued)

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

BERGIO INTERNATIONAL, INC.

Notes to Financial Statements (continued)

Note 15. Fair Value Measurements (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2014 and December 31, 2013. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2014	Level I	Level II	Level III	Total

Derivative liability	$-	$140,307	$-	$140,307
Total liabilities	$-	$140,307	$-	$140,307

December 31, 2013	Level I	Level II	Level III	Total

Derivative liability	$-	$57,882	$-	$57,882
Total Liabilities	$-	$57,882	$-	$57,882

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its qualifying financial instruments.

Note 16. Subsequent Events

In February 2015, the Company issued 800,000 shares of common stock to Iliad for conversion of convertible debt.

On February 4, 2015, the Company issued an 8% convertible note to KBM Worldwide, Inc. in the amount of $54,000. The note is convertible, at the option of the Company, at any time after the six month anniversary. The note is convertible into common stock at a price that is the greater of $0.00009 or 60% of the average three lowest stock prices for the ten trading days prior to the date of conversion.

On March 11, 2015, the Company issued an 8% convertible note to VIS Vires Group, Inc. in the amount of $38,000. The note is convertible, at the option of the Company, at any time after the six month anniversary. The note is convertible into common stock at a price that is the greater of $0.00009 or 60% of the average three lowest stock prices for the ten trading days prior to the date of conversion.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2014.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2014, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 31, 2015.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name (age)	Position	Year First Elected a Director
Berge Abajian (55)	Chief Executive Officer and Chairman	2007

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

Meetings of Our Board of Directors

Our Board did not hold any meetings during the most recently completed fiscal year end. Various matters were approved by written consent, which in each case was signed by each of the members of the Board then serving.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As of December 31, 2014, the end of the last fiscal year, all officers, directors and 10% beneficial owners, known to the Company, had timely filed required forms reporting beneficial ownership of Company securities, based solely on review of Filed Forms 3 and 4 furnished to the Company.

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

In the near future, we expect that our Board will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our Company and with the full authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers. We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and company performance with commensurate  compensation.

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

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during years ended 2014, 2013 and 2012, respectively.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)	All Other Compensation $ (4)	Total ($)

Berge Abajian CEO & Chairman	2014	(2) 175,000	-	-	-	-
	2013	(2) 100,000	-	-	-	-
	2012	(2) 100,000	-	-	16,200	116,200

(1)

The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)

Mr. Abajian voluntarily deferred $75,000, $25,000, and $25,000 of his salary for the years 2014, 2013 and 2012, respectively, until such time as the Company is in a better financial position.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of April 7, 2015, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class (1)

Named Directors and Officers

Berge Abajian, Chairman and CEO (3)	7,446	0.1%

Arpi Abajian, Secretary	6	*%

All Officers and Directors as a Group (2 persons)	7,447	0.1%

(1)  Unless otherwise indicated, the address of each beneficial owner listed above is c/o Bergio International, Inc., 12 Daniel Road East, Fairfield, NJ 07007.

(2)  Based on a total of 7,398,740 shares of common stock outstanding on December 31, 2014

(3)  Mr. Abajian also owns 51 shares of the Company’s Series A Preferred Stock.

Issuances Under the Compensation Plan

The following table provides information as of December 31, 2014 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	--	$-0-	176,750
Equity Compensation Plans not approved by shareholders	--	-0-	--
Total	--	$-0-	176,750

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

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At December 31, 2014 and December 31, 2013, $224,124 and $153,550, respectively, was due to the shareholder, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.15% at December 31, 2014 and December 31, 2013, respectively.  Interest expense due to shareholder was $6,764 and $5,531 for the years ended December 31, 2014 and 2013, respectively. Accrued interest was $49,658 and $42,895 at December 31, 2014 and 2013, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

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

Item 14.  Principal Accountant Fees and Services

Resignation of Independent Registered Public Accounting Firm

Effective July 24, 2014, Bergio International, Inc. (the “Company”) was informed by its independent registered public accounting firm, Silberstein Ungar, PLLC (“Silberstein”), that Silberstein’s principals have joined KLJ & Associates, LLP (“KLJ”).  As a result of such transaction, Silberstein effectively resigned as the Company’s independent registered public accounting firm and KLJ was engaged as the Company’s independent registered public accounting firm.

Silberstein’s report on the financial statements for the fiscal years ended December 31, 2012 and 2013, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the report contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2012 and 2013, and through July 24, 2014, there were no disagreements with Silberstein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Silberstein, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended December 31, 2012 and 2013, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

 (b) New Independent Registered Public Accounting Firm

Effective July 24, 2014, the board of directors of the Company approved the engagement of KLJ, as the Company’s new independent registered public accounting firm.

During the fiscal years ended December 31, 2012 and 2013, and the subsequent interim period prior to the engagement of KLJ, the Company has not consulted KLJ regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

The following table presents the aggregate fees for professional audit services and other services rendered by KLJ and Associates, LLP and Silberstein Ungar, PLLC, our independent registered public accountants in 2014 and 2013.

	2014	2013

Audit Fees	$17,000	$17,000
Audit-Related Fees	--	--
Total Audit and Audit-Related Fees	17,000	17,000
Tax Fees	--	--
All Other Fees	12,000	12,300

Total	$29,000	$29,300

(1) For 2014 and 2013, all other fees paid to KLJ and Associates, LLP and Silberstein Ungar, PLLC are related to reviewing the Company’s quarterly reports and various traveling expenses associated therewith.

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

Audit Related Fees, tax and other fees.  For 2014 and 2013, all other fees paid to KLJ and Associates, LLP and Silberstein Ungar, PLLC are related to reviewing the Company’s quarterly reports and various traveling expenses associated therewith.

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

3.5	Certificate of Amendment of Certificate of Incorporation, dated November 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2012)

3.6	Certificate of Amendment of Certificate of Incorporation, dated January 14, 2014 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2014)

3.7	Certificate of Amendment of Certificate of Incorporation, dated February 26, 2014 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2014)

3.8	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2014 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2014)

3.9	Certificate of Amendment of Certificate of Incorporation, dated October 14, 2014 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 16, 2014)

10.1	Order Approving Stipulation for Settlement of Claim, dated February 4, 2010 (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2010)

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

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: April 15, 2015	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	Chief Executive Officer and Chairman	April 15, 2015
Berge Abajian