Form 10-Q
period 2015-03-31
Bergio International, Inc.
filed 2015-05-13
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of May 13, 2015, there were 9,708,740 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS:

Current assets:
Cash	$55,165	$3,259
Accounts receivable, net of allowance for doubtful accounts of $66,382 and $73,804 at March 31, 2015 and December 31, 2014	346,623	125,102
Inventories	1,703,522	1,756,755
Prepaid expenses	15,000	-
Deferred financing costs	10,622	-

Total current assets	2,130,932	1,885,116

Property and equipment, net	520,264	527,831

Other assets:
Investment in unconsolidated affiliate	5,828	5,828

Total other assets	5,828	5,828

Total assets	$2,657,024	$2,418,775

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued liabilities	$273,028	$246,656
Bank lines of credit, net	367,716	273,132
Convertible debt, net	542,409	445,569
Advances from stockholder and accrued interest	262,933	224,124
Derivative liability	112,405	140,307
Total current liabilities	1,558,491	1,329,788

Total Liabilities	1,558,491	1,329,788

Commitments and contingencies

Stockholders' equity
Series A preferred stock - $0.00001 par value, 51 Shares
Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized,
8,838,736 and 7,398,736 issued and outstanding	88	74
Additional paid-in capital	7,190,450	7,178,296
Accumulated deficit	(6,092,005)	(6,089,383)
Total stockholders' equity	1,098,533	1,088,987

Total liabilities and stockholders' equity	$2,657,024	$2,418,775

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Sales, net	$264,136	$263,552

Cost of sales	108,647	160,799

Gross profit	155,489	102,753

Operating expenses:
Selling, general and administrative expenses	152,242	359,099
Total operating expenses	152,242	359,099

Income (loss) from operations	3,247	(256,346)

Other income (expense)
Other income	1,299	-
Interest expense	(17,873)	(5,776)
Derivative expense	-	-
Amortization of debt discount	(15,819)	(102,862)
Change in fair value of derivative	27,902	(520,185)
Gain on extinguishment of derivative	-	566,537
Amortization of deferred financing costs	(1,378)	(2,427)
Total other income (expense)	(5,869)	(64,713)

Loss before provision for income taxes	(2,622)	(321,059)

Provision for income taxes	-	-

Net loss	$(2,622)	$(321,059)

Net loss per common share - basic and diluted	$(0.00)	$(0.10)

Weighted average common shares outstanding :
Basic and Diluted	8,269,847	3,364,765

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AS OF MARCH 31, 2015

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance - December 31, 2013	51	-	2,431,169	$ 24	$ 6,423,909	$ (4,568,622)	$ 1,855,311

Issuance of common stock for debt conversion	-	-	3,874,270	39	446,402	-	446,441
Issuance of common stock for professional services	-	-	490,000	4	205,746	-	205,750
Issuance of common stock to pay accounts payable			350,000	4	2,242		2,246
Issuances of stock and warrants for cash	-	-	250,000	3	99,997	-	100,000
Reverse split adjustment			3,297	-	-	-	-
Net loss for the year ended December 31, 2014	-	-	-	-	-	(1,520,761)	(1,520,761)

Balance December 31, 2014	51	-	7,398,736	$ 74	$ 7,178,296	$ (6,089,383)	$ 1,088,987

Issuance of common stock for debt conversion	-	-	1,440,000	14	12,154	-	12,168
Net loss for the period ended March 31, 2015	-	-	-	-	-	(2,622)	(2,622)

Balance March 31, 2015	51	-	8,838,736	$ 88	$ 7,190,450	$ (6,092,005)	$ 1,098,533

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(2,622)	$(321,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,452	4,897
Stock issued for services	-	56,000
Amortization of debt discount and deferred financing costs	15,819	105,289
Interest expense associated with conversions	1,897	-
Gain on extinguishment of derivative liability	-	(566,537)
Change in fair value of derivative liabilities	(27,902)	520,185
Provision for bad debts	(7,422)	-

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(214,099)	238,768
Inventory	53,233	(72,570)
Prepaid expenses	(15,000)	(12,400)
Other receivable	-	-
Increase (decrease) in:
Accounts payable and accrued liabilities	25,664	28,130
Net cash used in operating activities	(144,980)	(19,297)

Investing activities:
Capital expenditures	(17,885)	(10,490)
Net used in investing activities	(17,885)	(10,490)

Financing activities:
Advances of bank lines of credit, net	94,584	71,338
Proceeds from issuance of common stock and warrants	-	100,000
Proceeds from convertible debt	80,000	-
Repayments of note payable	-	-
Advances from stockholder, net	38,809	(9,539)
Deferred offering costs	1,378	-
Net cash provided by financing activities	214,771	161,799

Net change in cash	51,906	132,012

Cash - beginning of periods	3,259	-0-

Cash - end of periods	$55,165	$132,012

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,879	$63,02
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock for convertible debt and accrued interest	$12,168	$204,201

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1 - Nature of Operations and Basis of Presentation

Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc.  On October 21, 2009, as a result of a Share Exchange Agreement, the corporate name was changed to Bergio International, Inc. Effective July 15, 2013, the Company amended its Certificate of Incorporation to change the Company’s authorized capital from 1,500,000,000 common shares to 3,000,000,000 common shares of stock. On April 3, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to reduce the par value of all shares of common stock and preferred stock from $0.001 to $0.00001 per share.  On February 26, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares. Effective on October 14, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock splits and change in par value. The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered in Fairfield, New Jersey. The Company experiences significant seasonal volatility. The first two quarters of the year typically represent 15% - 35% of annual sales, and the remaining two quarters represent the remaining portion of annual sales.

Crown Luxe, Inc., a wholly-owned subsidiary, was incorporated in the State of Delaware on March 5, 2014. The purpose of establishing this corporation is to operate the Company’ first retail store. It is our intent to provide another area for growth by establishing a retail outlet for the Company’s products. The Company opened its first retail store in Bergen County, New Jersey in the fourth quarter of 2014.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2015, the results of operations for the three months ended March 31, 2015 and 2014, and statements of cash flows for the three months ended March 31, 2015 and 2014.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2014 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2015 (the “Annual Report”).

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

During the three months ended March 31, 2015, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2015 through the issuance of the accompanying financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 3 - Loss per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three months ended March 31, 2015 and 2014, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6. For the three months ended March 31, 2015 and 2014, 23,960,789 and 346,889 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

The following table sets forth the computation of earnings per share:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Basic net loss per share computation:
Net loss	$(2,622)	$(321,059)
Weighted-average common shares outstanding	8,269,847	3,364,765
Basic net loss per share	$(0.00)	$(0.10)
Diluted net loss per share computation:
Net loss	$(2,622)	$(321,059)
Weighted-average common shares outstanding	8,269,847	3,364,765
Incremental shares attributable to the shares issuable upon conversion of convertible debt	--	--
Total adjusted weighted-average shares	8,269,847	3,364,765
Diluted net loss per share	$(0.00)	$(0.10)

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 5 - Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	March 31,	December 31,
	2015	2014
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. March 31, 2015 and December 31, 2014, the interest rates ranged from 3.99% to 22.5%.	$367,716	$273,132
Current maturities included in current liabilities	$367,716	$273,132

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

Note 6 - Convertible Debt

Fife, Typenex and Iliad

In December 2012, the Company entered into a $325,000 convertible note with Fife consisting of three tranches to be drawn down with the first tranche totaling $125,000, including $25,000 in loan costs and an additional two tranches totaling $200,000. The note bears a 5% annual interest rate and matures eighteen months from the issuance. The note is convertible into common shares of the Company based on 70% of the average of the three lowest closing prices of the common stock for the proceeding 15 consecutive trading days immediately prior to the conversion. During 2013, the conversion price was fixed at $0.005 per share. As of December 31, 2012, the Company only drew down the first tranche totaling $125,000. On February 11, 2013, April 5, 2013, April 23, 2013, and July 1, 2013, the Company drew down an additional $250,000.

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

On October 17, 2014, the Company entered into a financing arrangement with Iliad to provide additional financing in the amount of up to $450,000 through the issuance of a Secured Convertible Promissory Note (“Note”). The Company agreed to cover Iliad’s legal, accounting and other related fees in the amount of $5,000, which is included in the principal balance of the Note. The Note will accrue interest at the rate of 8% per annum until the Note is paid in full. Monies are to be drawn in eight tranches with the initial tranche in the amount of $105,000, and the remaining balance of $350,000 in 7 tranches of $50,000 each. The Company drew down the initial tranche on October 17, 2014. The Note has a maturity date of July 17, 2016.

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is the lesser of $0.0005 per share and 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. The outstanding balance at March 31, 2015 and December 31, 2014 was $100,000, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the three months ended March 31, 2015, principal of $10,979 and accrued interest of $5,743 was converted into 1,440,000 shares of common stock. The outstanding balances at March 31, 2015 and December 31, 2014 were $329,317 and $340,287, respectively, with accrued interest of $2,893 and $1,966 at March 31, 2015 and December 31, 2014, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 6 - Convertible Debt (continued)

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance.  The notes are convertible into common shares of the Company based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. There were no conversions during the three months ended March 31, 2015. The outstanding balance at March 31, 2015 and December 31, 2014 was $63,275 and accrued interest was $2,232 and $650, respectively.

KBM Worldwide

On February 4, 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder is obligated to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. The outstanding balance at March 31, 2015 was $54,000.

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder is obligated to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. The outstanding balance at March 31, 2015 was $38,000.

As of March 31, 2015 and December 31, 2014, total convertible debt was $542,409 and $445,568, respectively, net of debt discount of $42,183 and $58,002, respectively.

Note 7 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $15,819 for the three months ended March 31, 2015 as compared to $102,862 for the three months ended March 31, 2014. The derivative liability is revalued each reporting period using the Black-Scholes model. As of March 31, 2015 and December 31, 2014, the derivative liability was $112,405 and $140,307, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at March 31, 2015:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $.0039 at March 31, 2015.

Variable Conversion Prices - The conversion price was based on 65% of the average closing price of the Company’s common stock for the previous 10 trading days prior to the conversion date or $0.0021 at March 31, 2015.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 7 - Derivative Liability (continued)

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt.  Time to maturity was 238 days for the outstanding derivative at March 31, 2015.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at March 31, 2015 was .26% based on a one year term.

Volatility - The volatility was based on the historical volatility of two comparable companies as historical volatility of the Company was not useful in developing the expected volatility due to the limited trading history of its stock. The average volatility was 31.59% at March 31, 2015.

Note 8 - Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At March 31, 2015 and December 31, 2014, $262,293 and $224,124, respectively, was due to the shareholder, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.15% at March 31, 2015 and December 31, 2014, respectively.  Interest expense associated with this loan was $1,585 for the three months ended March 31, 2015 as compared to $843 for the three months ended March 31, 2014. No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $155,179 and $124,899 for the periods ended March 31, 2015 and December 31, 2014, respectively.

Note 9 - Litigation

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

Note 10 - Subsequent Event

On April 14, 2015, the Company and a third party individual formed R.S. Fisher Company in the state of Delaware. The Company owns 51% of the issued and outstanding shares of common stock and therefore R.S. Fisher Company is a majority-owned subsidiary of the Company.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 10 - Subsequent Event (continued)

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires Group, Inc. The principal and accrued interest is payable on or before February 4, 2016. At the option of the Company, but not before six months from the date of issuance, the holder is obligated to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater.

On May 4, 2015, the Company entered into an 8% convertible note in the amount of $36,750 with LG Capital Funding, LLC. The principal and accrued interest is payable on or before May 4, 2016. The note can be converted into the Company’s common stock at a price of 60% of the three lowest trading price during the 20 days prior to the date of conversion.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on April 15, 2015, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

	Three Months Ended	Three Months Ended	Dollar Increase	Percent Increase
	March 31, 2015	March 31, 2014	(Decrease)	(Decrease)
Sales	$264,136	$263,552	$584	0.2%

Gross Profit	$155,489	$102,753	$52,736	51.3%

Gross Profit as a % of Sales	58.9%	39.0%

Sales

Net sales for the three months ended March 31, 2015 increased $584 to $264,136 as compared to $263,552 for the three months ended March 31, 2014. An increase in sales for special orders was mostly offset by a decline in wholesale sales which were primarily sales from Russia. For the three months ended March 31, 2015 the Company had no sales to Russia as compared to $196,866 for the three months ended March 31, 2014. As of October 1, 2014, the Company ceased operations in Russia due to the economic, currency and political condition in Russia. The Company intends to concentrate on its domestic operations, including the retail market, and the duty free industry, which approximates $60 billion worldwide.

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

Gross Profit

Gross profit for the three months ended March 31, 2015 increased $52,736 (51.3%) to $155,489 as compared to $102,753 for the three months ended March 31, 2014.  This increase in gross profit is primarily due to the product mix wherein special orders have a higher gross profit than the sales that were made to Russia. For the three months ended March 31, 2015, our gross profit as a percentage of sales was 58.9% as compared to a gross profit as a percentage of sales of 39% for the three months ended March 31, 2014.

 Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $206,857 (57.6%) to $152,242 for the three months ended March 31, 2015 as compared to $359,099 for the same period in the prior year. Lower advertising, marketing, travel and commission expenses and lower professional fees were partially offset by increased operating expenses associated with the Company’s retail store.

Income (Loss) from Operations

As a result of the above, we had income from operations of $3,247 for the three months ended March 31, 2015 as compared to a loss from operations of $256,346 for the three months ended March 31, 2014.

Other Income (Expense)

For the three months ended March 31, 2015, the Company had Other Expense of $5,869 as compared to $64,713 for the three months ended March 31, 2014. The decrease in Other Expense is primarily attributed to amortization of debt discount partially offset by lower gain on the extinguishment of derivatives.

Net Loss

As a result of the above, we incurred a net loss of $2,622 for the three months ended March 31, 2015 as compared to $321,059 for the three months ended March 31, 2014.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2014, compared to December 31, 2013.

	March 31, 2015	December 31, 2014	Increase/ (Decrease)

Current Assets	$2,130,932	$1,885,116	$245,816

Current Liabilities	$1,558,491	$1,329,788	$228,703

Working Capital	$572,441	$555,328	$17,113

At March 31, 2015, we had cash of $55,165 as compared to a cash balance of $3,259 at December 31, 2014, an increase of $51,906. Over the next twelve months we believe that our existing capital combined with available borrowing under our bank lines of credit and proceeds from convertible debt will be sufficient to sustain our current operations. Additionally, our major stockholder has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions or require additional capital for our plan to establish retail stores.

Our working capital increased $17,113. This increase is primarily attributed to an increase in accounts receivable and cash mostly offset by increases bank lines of credit, convertible debt as well as advances from our CEO.

During the three months ended March 31, 2015, the Company had a net increase in cash of $51,906. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.  For the three months ended March 31, 2015, the Company used $144,980 in cash for operations as compared to $19,297 in cash for the three months ended March 31, 2014. This increase in cash used in operations is primarily attributed to the increase in accounts receivable offset partially by the lower operating loss for the period.

Cash used in investing activities. Net cash used in investing activities was $17,885 for the three months ended March 31, 2015 as compared to $10,490 for the three months ended March 31, 2014, due to an increase in purchases of equipment.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2015 was $214,771 as compared to $161,799 for the three months ended March 31, 2014. This increase was primarily the result of the increase in proceeds from bank lines of credit, proceeds from convertible debt and advances from shareholder offset mostly by lower proceeds from the sale of common stock.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit and Notes Payable

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of December 30, 2014, have interest rates ranging from 3.99% to 22.5%.  As of March 31, 2015, we have outstanding balances related to these obligations of $367,716.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  During the three months ended March 31, 2015 the Company received $80,000 in financing from these arrangements. As of March 31, 2015, the Company had outstanding convertible debt in the amount of $542,409, net of debt discount in the amount of $42,183.

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

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on April 15, 2015 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2014 consolidated financial statements included in our Annual Report.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On January 16, 2015, we issued 640,000 shares of common stock valued at $6,048 to Typenex for conversion of its convertible debt and accrued interest.

On February 4, 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide which is due and payable on or before November 6, 2015.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. ("Vis Vires"), which is due and payable on or before November 6, 2015.

Item 3.  Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

On April 30, 2015, the Company entered into that certain Securities Purchase Agreement by and between the Company and Vis Vires, pursuant to which the Company issued an 8% convertible in favor of Vis Vires in the amount of $33,000.  Such note is due and payable on or before February 4, 2016.  At the option of the Company, but not before six months, the holder is obligated to convert all or part of such note into the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater.

On May 4, 2014, the Company entered into that certain Securities Purchase Agreement by and between the Company and LG Capital Funding, LLC (“LG Capital”), pursuant to which the Company issued an 8% convertible note in favor of LG Capital in the amount of $36,750.  Such note is due and payable on or before May 4, 2016.  The holder of such note, at its option, may convert all or part of such note into the Company’s common stock at a price equal to 60% of the three lower trading prices during the 20 days prior to the date of conversion.

Item 6.  Exhibits.

Exhibit No.	Description

10.1	8% Convertible Note with KBM Worldwide, Inc, dated February 4, 2015 *

10.2	8% Convertible Note with Vis Vires Group, Inc., dated March 11, 2015 *

10.3	8% Convertible Note with Vis Vires Group, Inc., dated April 30, 2015 *

10.4	8% Convertible Note with LG Capital Funding, LLC, dated May 4, 2015 *

10.5	Securities Purchase Agreement with KBM Worldwide, Inc., dated February 4, 2015 *

10.6	Securities Purchase Agreement with Vis Vires Group, Inc., dated March 11, 2015 *

10.7	Securities Purchase Agreement with Vis Vires Group, Inc., dated April 30, 2015 *

10.8	Securities Purchase Agreement with LG Capital Funding, LLC, dated May 4, 2015 *

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.

Date: May 13, 2015	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)