Form 10-Q
period 2015-06-30
Bergio International, Inc.
filed 2015-08-14
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of August 12, 2015, there were 16,920,521 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS:

Current assets:
Cash	$9,544	$3,259
Accounts receivable, net of allowance for doubtful accounts of $66,382 and $73,804 at June 30, 2015 and December 31, 2014	371,383	125,102
Inventories	1,570,455	1,756,755
Deferred financing costs	6,670	-
Total current assets	1,958,052	1,885,116

Property and equipment, net	815,747	527,831

Other assets:
Investment in unconsolidated affiliate	5,828	5,828
Total other assets	5,828	5,828

Total assets	$2,779,627	$2,418,775

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued liabilities	$318,272	$246,656
Bank lines of credit, net	339,989	273,132
Convertible debt, net	582,484	445,569
Advances from stockholder and accrued interest	221,954	224,124
Derivative liability	598,070	140,307
Total current liabilities	2,060,769	1,329,788

Total Liabilities	2,060,769	1,329,788

Commitments and contingencies

Stockholders' equity
Series A preferred stock - $0.00001 par value, Authorized, 51 and 51 shares issued and outstanding 51 Shares	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 12,101,592 and 7,398,736 issued and outstanding	121	74
Additional paid-in capital	7,385,231	7,178,296
Accumulated deficit	(6,833,633)	(6,089,383)
Total Bergio stockholders' equity	551,719	1,088,987
Non-controlling interest in R.S. Fisher, Inc.	167,139	-
Total stockholders' equity	718,858	1,088,987

Total liabilities and stockholders' equity	$2,779,627	$2,418,775

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS  (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales, Net	$353,976	$361,115	$618,112	$624,667

Cost of Sales	302,864	340,231	411,511	501,030

Gross Profit	51,112	20,884	206,601	123,637

Selling, General and Administrative Expenses:
Selling, General and Administrative expenses	311,744	604,244	463,986	963,343

Total Selling, General and Administrative Expenses	311,744	604,244	463.986	963,343

Loss from Operations	(260,632)	(583,360)	(257,385)	(839,706)

Other Income (expense):
Other income	27	-	1,326	-
Interest Expense	(35,229)	(1,546)	(53,102)	(7,322)
Derivative Expense	(456,940)	-	(456,940)	-
Amortization of Debt Discount	(24,719)	(5,514)	(40,538)	(108,376)
Change in Fair Value of Derivatives	(72,086)	-	60,046	(520,185)
Gain on extinguishment of derivative	-	11,530	-	578,067
Gain on extinguishment of debt	3,659	-	3,659	-
Amortization of deferred financing costs	(3,952)	(1,257)	(5,330)	(3,684)
Total Other Income (Expense)	(485,010)	3,213	(490,879)	(61,500)

Loss before income taxes	(745,642)	(580,147)	(748,264)	(901,206)

Provision for Income Taxes	-	-	-	-

Net income (loss)	$(745,642)	$(580,147)	$(748,264)	$(901,206)

Net loss attributable to the non-controlling interest in R.S.Fisher, Inc.	(4,014)	-	(4,014)	-

Net loss attributable to Bergio International, Inc.	$(741,628)	$(580,147)	$(744,250)	$(901,206)

Net Income (Loss) per Common Share:
Basic	$(0.07)	$(0.12)	$(0.08)	$(0.22)
Fully diluted	$(0.07)	$(0.12)	$(0.08)	$(0.22)

Weighted Average Shares:
Basic	10,372,074	4,919,276	9,326,768	4,146,314
Diluted	10,372,074	4,919,276	9,326,768	4,146,314

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OFCHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

AS OF JUNE 30, 2015

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Non-controlling interest in R.S. Fisher	Total Stockholders’ Deficit

Balance at January 1, 2014	2,431,169	$24	$6,423,909	$(4,568,622)	$-	$1,855,311

Issuance of stock for debt conversion	3,874,270	39	446,402	-	-	446,441
Issuance of stock for professional services	490,000	4	205,746	-	-	205,750
Issuance of common stock and warrants for cash	250,000	3	99,997	-	-	100,000
Issuance of common to pay accounts payable	350,000	4	2,242	-	-	2,246
Reverse stock split	3,297	-	-	-	-	-
Net income (loss)	-	-	-	(1,520,761)	-	(1,520,761)

Balance at December 31, 2014	7,398,736	$74	$7,178,296	$(6,089,383)	$-	$1,088,987

Issuance of stock for debt conversion	4,702,856	47	28,796	-	-	28,843
To record interest in R.S. Fisher	-	-	178,139	-	171,153	349,292
Net loss	-	-	-	(744,250)	(4,014)	(748,264)

Balance at June 30, 2015	12,101,592	$121	$7,385,231	$(6,833,633)	$167,139	$718,858

	Preferred Stock
	Shares	Amount

Balance at January 1, 2014	51	$-

Balance at December 31, 2014	51	$-

Balance at June 30, 2015	51	$-

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(744,250)	$(901,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(4,014)	-
Depreciation and amortization	61,517	10,058
Stock issued for services	-	187,000
Amortization of debt discount and deferred financing costs	40,538	112,059
Interest expense associated with conversions	1,897	-
Gain on extinguishment of derivative liability	-	(578,067)
Gain on extinguishment of debt	(3,659)	-
Derivative expense	456,940	-
Change in fair value of derivative liabilities	(60,046)	520,185
Provision for bad debts	(7,422)	-

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(238,859)	362,600
Inventory	186,300	(34,838)
Prepaid expenses	-	11,855
Other receivable	-	-
Increase (decrease) in:
Accounts payable and accrued liabilities	77,467	142,404
Net cash used in operating activities	(233,591)	(167,950)

Investing activities:
Capital expenditures	(141)	(181,008)
Net used in investing activities	(141)	(181,008)

Financing activities:
Advances of bank lines of credit, net	66,857	68,927
Proceeds from issuance of common stock and warrants	-	100,000
Proceeds from convertible debt	170,000	314,712
Repayments of note payable	-	-
Advances from stockholder, net	(2,170)	(69,505)
Deferred offering costs	5,330	-
Net cash provided by financing activities	240,017	414,134

Net change in cash	6,285	65,176

Cash - beginning of periods	3,259	-0-

Cash - end of periods	$9,544	$65,176

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,032	$6,487
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock for convertible debt and accrued interest	$28,843	$294,307

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

Crown Luxe, Inc., a wholly-owned subsidiary, was incorporated in the State of Delaware on March 5, 2014. The purpose of establishing this corporation is to operate the Company’s first retail store. It is our intent to provide another area for growth by establishing a retail outlet for the Company’s products. The Company opened its first retail store in Bergen County, New Jersey in the fourth quarter of 2014.

On June 1, 2015, the Company acquired a 51% interest in R.S. Fisher, Inc., a Delaware corporation, in exchange for funding the Company’s operations.  The minority holder contributed jewelry molds and inventory valued at $349,292.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and statements of cash flows for the six months ended June 30, 2015 and 2014.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2014 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2015 (the “Annual Report”).

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

During the six months ended June 30, 2015, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2015 through the issuance of the accompanying financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Non-controlling Interest

Non-controlling interest represents third party ownership in the net assets of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority owned subsidiaries are consolidated with those of our own, with any third party investor’s interest shown as non-controlling interest.

On June 1, 2015, the Company acquired a 51% interest in R.S. Fisher, Inc., a Delaware corporation, in exchange for funding the Company’s operations.  The minority holder contributed jewelry molds and inventory valued at $349,292.

Note 3 - Loss per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three and six months ended June 30, 2015 and 2014, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6. For the three and six months ended June 30, 2015 and 2014, shares issuable upon the exercise of warrants and conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

The following table sets forth the computation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic net loss per share computation:
Net loss	$(741,628)	$(580,147)	$(744,250)	$(901,206)
Weighted-average common shares outstanding	10,372,074	4,919,276	9,326,768	4,146,314
Basic net loss per share	$(0.07)	$(0.12)	$(0.08)	$(0.22)
Diluted net loss per share computation:
Net loss	$(741,628)	$(580,147)	$(744,250)	$(901,206)
Weighted-average common shares outstanding	10,372,074	4,919,276	9,326,768	4,146,314
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-	-	-
Total adjusted weighted-average shares	10,372,074	4,919,276	9,326,768	4,146,314
Diluted net loss per share	$(0.07)	$(0.12)	$(0.08)	$(0.22)

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 - New Authoritative Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This Accounting Standards Update (“ASU”) is effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on April 1, 2018. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures.

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

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LILO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. We are currently evaluating the impact of adopting ASU 2015-11 on our consolidated financial statements and related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 5 - Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	June 30,	December 31,
	2015	2014
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. June 30, 2015 and December 31, 2014, the interest rates ranged from 3.99% to 22.5%.	$339,389	$273,132
Current maturities included in current liabilities	$339,389	$273,132

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 6 - Convertible Debt

Fife, Typenex and Iliad

In December 2012, the Company entered into a $325,000 convertible note with Fife consisting of three tranches to be drawn down with the first tranche totaling $125,000, including $25,000 in loan costs and an additional two tranches totaling $200,000. The note bears a 5% annual interest rate and matures eighteen months from the date of issuance. The note is convertible into common shares of the Company based on 70% of the average of the three lowest closing prices of the common stock for the proceeding 15 consecutive trading days immediately prior to the conversion. During 2013, the conversion price was fixed at $0.005 per share. As of December 31, 2012, the Company only drew down the first tranche totaling $125,000. On February 11, 2013, April 5, 2013, April 23, 2013, and July 1, 2013, the Company drew down an additional $250,000.

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

On October 17, 2014, the Company entered into a financing arrangement with Iliad to provide additional financing in the amount of up to $450,000 through the issuance of a Secured Convertible Promissory Note (the “Note”). The Company agreed to cover Iliad’s legal, accounting and other related fees in the amount of $5,000, which is included in the principal balance of the Note. The Note will accrue interest at the rate of 8% per annum until the Note is paid in full. Monies are to be drawn in eight tranches with the initial tranche in the amount of $105,000, and the remaining balance of $350,000 in 7 tranches of $50,000 each. The Company drew down the initial tranche on October 17, 2014. The Note has a maturity date of July 17, 2016.

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. The outstanding balance at June 30, 2015 and December 31, 2014 was $100,000, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the six months ended June 30, 2015, principal of $19,061 and accrued interest of $8,181 was converted into 3,085,000 shares of common stock. The outstanding balances at June 30, 2015 and December 31, 2014 were $321,235 and $340,287, respectively, with accrued interest of $7,497 and $1,966 at June 30, 2015 and December 31, 2014, respectively.

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance.  The notes are convertible into shares of the Company’s common stock based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. There were no conversions during the year ended December 31, 2014. During the six months ended June 30, 2015, principal of $3,784 and accrued interest of $2,371 was converted into 1,617,856 shares of common stock. The outstanding balances at June 30, 2015 and December 31, 2014 were $59,491 and $63,275, respectively, with accrued interest of $3,831 and $650 at June 30, 2015 and December 31, 2014, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 6 - Convertible Debt (continued)

On April 7, 2015, the convertible promissory note and accrued interest was assigned to Carebourn Capital L.P. (“Carebourn Capital”). All terms and conditions remained the same, except that notes are convertible into shares of the Company’s common stock equal to 50% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion.

KBM Worldwide

On February 4 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. The outstanding balance at June 30, 2015 was $54,000 and accrued interest of $1,752.

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc.  (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. The outstanding balance at June 30, 2015 was $38,000 and accrued interest of $814.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. The outstanding balance at June 30, 2015 was $33,000 and accrued interest of $407.

LG Capital Funding, LLC

On May 4 2015, the Company entered into an 8% convertible note in the amount of $36,750 with LG Capital Funding, LLC (“LG Capital”). The principal and accrued interest is payable on or before May 4, 2016. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the lowest trading prices during the 20 days prior to the date of conversion. The outstanding balance at June 30, 2015 was $36,750 and accrued interest of $466.

JMJ Financial

On April 15 2015, the Company entered into a $250,000 convertible note with JMJ Financial. The consideration was $225,000 and $25,000 original issue discount.  The principal and accrued interest is payable on or before May 4, 2016. On April 15, 2015, the Company borrowed $25,000 of this amount. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to the lesser of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion. The outstanding balance at June 30, 2015 was $25,000 and accrued interest of $422.

As of June 30, 2015 and December 31, 2014, total convertible debt was $582,484 and $445,568, respectively, net of debt discount of $84,770 and $58,002, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 7 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $24,719 and $40,858 for the three and six months ended June 30, 2015 as compared to $5,514 and $108,376 for the three and six months ended June 30, 2014. The derivative liability is revalued each reporting period using the Black-Scholes model. As of June 30, 2015 and December 31, 2014, the derivative liability was $598,070 and $140,307, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at June 30, 2015:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $.02 at June 30, 2015.

Variable Conversion Prices - The conversion price was based on: (i) 50% of the average closing bid price during the preceding ten consecutive trading days immediately prior to the conversion or $0.0024 at June 30, 2015 for Carebourn Capital; (ii) 60% of the lowest trading prices during the 20 days prior to the date of conversion or $0.0031 at June 30, 2015 for LG Capital; (iii)  the lower of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion or $0.0019 at June 30, 2015 for JMJ Financial.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 140 to 655 days at June 30, 2015.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at June 30, 2015 ranged from .28% to .64%, based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 418.25% at June 30, 2015.

Note 8 - Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At June 30, 2015 and December 31, 2014, $221,954 and $224,124, respectively, was due to the shareholder, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.15% at June 30, 2015 and December 31, 2014, respectively.  Interest expense associated with this loan was $1,453 and $3,038 for the three and six months ended June 30, 2015 as compared to $504 and $1,347 for the three and six months ended June 30, 2014. No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 8 - Related Party Transactions (continued)

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $193,159 and $124,899 for the periods ended June 30, 2015 and December 31, 2014, respectively.

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

Overview

During the six months ended June 30, 2015, the Company showed improvement in its operations, and continues to pursue new opportunities which we believe will provide a basis for future growth.

•

Loss from operations decreased from $839,706 to $257,835 for the six months ended June 30, 2015 as compared to the same period last year.

•

Overall, sales decreased 1 % for the six months ended June 30, 2015 as compared to the same period in the prior year. The Company ceased operations in Russia as of October 2014 and realized no sales during the six months ended June 30, 2015. As compared to the six months period June 30, 2014, domestic sales increased $367,110 (146%) for the six months ended June 30, 2015.

•

Loss before taxes declined to $748,264 for the six months ended June 30, 2015 as compared to a loss before taxes of $901,206 for the six months ended June 30, 2014. For the six months ended June 30, 2015, loss before taxes was negatively impacted by non-cash expenses associated with the accounting treatment of the convertible debt. These non-cash items, including derivative expense, amortization of debt discount and deferred financing costs, change in fair value of derivatives and gain on extinguishment of debt totaled $439,103.

•

In June 2015, the Company acquired 51% interest in R.S. Fisher in exchange for funding R.S. Fisher’s operations. The minority holder contributed jewelry molds and inventory valued at $349,292.

Results of Operations (continued)

	Three Months Ended	Three Months Ended	Dollar Increase	Percent Increase
	June 30, 2015	June 30, 2014	(Decrease)	(Decrease)
Sales, net	$353,976	$361,115	$(7,139)	(2.0%)

Gross Profit	$51,112	$20,884	$30,228	144.7%

Gross Profit as a % of Sales	14.4%	5.8%

	Six Months Ended	Six Months Ended	Dollar Increase	Percent Increase
	June 30, 2015	June 30, 2014	(Decrease)	(Decrease)
Sales, net	$618,112	$624,667	$(6,555)	(1.0%)

Gross Profit	$206,601	$123,637	$82,964	67.1%

Gross Profit as a % of Sales	33.4%	19.8%

Sales

Net sales for the three and six months ended June 30, 2015 decreased $7,139 (2.0%) and $6,555 (1.0%) to $353,976 and $618,112, respectively, as compared to $361,115 and $624,667, respectively, for the three and six months ended June 30, 2014. The decrease in sales from Russia was offset by the increase in wholesale sales.  For the three and six months ended June 30, 2015 the Company had no sales related to Russia as compared to $176,799 and $373,665 for the three and six months ended June 30, 2014. As of October 1, 2014, the Company ceased operations in Russia due to the economic, currency and political condition in Russia. The Company intends to concentrate on its domestic operations, including the retail market, and the duty free industry, which approximates $60 billion worldwide.

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

Gross Profit

Gross profit for the three and six months ended June 30, 2015 increased $30,228 (144.7%) and $82,964 (67.1%) to $51,112 and $206,601, respectively, as compared to $20,884 and $123,637 for the three and six months ended June 30, 2014.  This increase in gross profit is primarily due to the product mix wherein current wholesale sales and special orders have a higher gross profit than the sales that were made to Russia.  Gross profit was also impacted during the quarter by sales of inventory at cost  for items that have been slow-moving to provide additional cash for operations. For the three months ended June 30, 2015, our gross profit as a percentage of sales was 14.4% as compared to a gross profit as a percentage of sales of 5.8% for the three months ended June 30, 2014.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $292,500 (48.4%) and $499,357 (51.8%) to $311,744 and $463,986, respectively, for the three and six months ended June 30, 2015 as compared to $604,244 and $963,343 for the same periods in the prior year. Lower advertising, marketing, travel and commission expenses and lower professional fees were partially offset by increased operating expenses associated with the Company’s retail store, and higher depreciation and salary expenses.

Income (Loss) from Operations

As a result of the above, we had loss from operations of $260,632 for the three months ended June 30, 2015 as compared to a loss from operations of $583,360 for the three months ended June 30, 2014. For the six months ended June 30, 2015 we had a loss from operations of $257,385 as compared to a loss from operations of $839,706 for the six months ended June 30, 2014.

Other Income (Expense)

For the three months ended June 30, 2015, the Company had Other Expense of $485,010 as compared to Other Income of $3,213 for the three months ended June 30, 2014. For the six months ended June 30, 2015, the Company had Other Expense of $490,879 as compared to Other Expense of $61,500 for the six months ended June 30, 2014. The increase in Other Expense is due to the non-cash expenses associated with the derivative liability, including derivative expense, amortization of debt discount and deferred financing costs and the change in the fair value of the derivatives.

Net Loss

As a result of the above, we incurred net losses of $745,642 and $748,264 for the three and six months ended June 30, 2015 as compared to $580,147 and $901,206 for the three and six months ended June 30, 2014.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2015, compared to December 31, 2014.

	June 30, 2015	December 31, 2014	Increase/ (Decrease)

Current Assets	$1,958,052	$1,885,116	$72,936

Current Liabilities	$2,060,769	$1,329,788	$730,981

Working Capital	$(102,717)	$555,328	$(658,045)

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

Our working capital decreased $658,045. This decrease is primarily attributed to non-cash derivative liability recorded during the quarter ended June 30, 2015.

During the six months ended June 30, 2015, the Company had a net increase in cash of $6,285. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.  For the six months ended June 30, 2015, the Company used $233,591 in cash for operations as compared to $167,950 in cash for the six months ended June 30, 2014. This increase in cash used in operations is primarily attributed to the increase in accounts receivable offset partially by the lower operating loss for the period.

Cash used in investing activities. Net cash used in investing activities was $141 for the six months ended June 30, 2015 as compared to $181,008 for the six months ended June 30, 2014, due to lower purchases of equipment and leasehold improvements related to the Company’s first retail store that opened last year.

Cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2015 was $240,017 as compared to $414,134 for the six months ended June 30, 2014. This decrease is primarily the result of the lower proceeds from convertible debt and issuances of common stock.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit and Notes Payable

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of June 30, 2015, have interest rates ranging from 3.99% to 22.5%.  As of June 30, 2015, we have outstanding balances related to these obligations of $339,989.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  During the six months ended June 30, 2015 the Company received $170,000 in financing from these arrangements. As of June 30, 2015, the Company had outstanding convertible debt in the amount of $582,484, net of debt discount in the amount of $84,770.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This Accounting Standards Update (“ASU”) is effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on April 1, 2018. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures.

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

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LILO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. We are currently evaluating the impact of adopting ASU 2015-11 on our consolidated financial statements and related disclosures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2015, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On April 9, 2015, we issued 870,000 shares of common stock valued at $954 to Fife for conversion of its accrued interest.

On May 13, 2015, we issued 775,000 shares of common stock valued at $9,566 to Fife for conversion of its convertible debt and accrued interest.

On May 27, 2015, we issued 513,703 shares of common stock valued at $3,570 to Carebourn Capital for conversion of its convertible debt and accrued interest.

On June 12, 2015, we issued 538,874 shares of common stock valued at $862 to Carebourn Capital for conversion of its convertible debt.

On June 29, 2015, we issued 565,279 shares of common stock valued at $1,723 to Carebourn Capital for conversion of its convertible debt.

On May 4, 2015, the Company issued an 8% convertible note in the amount of $36,750 with LG Capital Funding which is due and payable on or before May 4, 2016.

On April 15, 2015, the Company issued a convertible note in the amount of $25,000 with JMJ Financial which is due and payable on or before April 17, 2017.

On April 30, 2015, the Company issued an 8% convertible note in the amount of $33,000 with Vis Vires Group which is due and payable on or before February 4, 2016.

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

BERGIO INTERNATIONAL, INC.

Date: August 14, 2015	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)