Form 10-Q
period 2015-09-30
Bergio International, Inc.
filed 2015-11-23
CIK 1431074

__________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________________________________________

FORM 10-Q

 __________________________________________________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 19, 2015, there were 54,880,935 shares outstanding of the registrant’s common stock.

Part I - Financial Information

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS:

Current assets:
Cash	$-	$3,259
Accounts receivable, net of allowance for doubtful accounts of $66,382 and $73,804 at September 30, 2015 and December 31, 2014	415,634	125,102
Inventories	1,519,569	1,756,755
Deferred financing costs	4,036	-
Total current assets	1,939,239	1,885,116

Property and equipment, net	782,879	527,831

Other assets:
Investment in unconsolidated affiliate	5,828	5,828
Total other assets	5,828	5,828

Total assets	$2,727,946	$2,418,775

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued liabilities	$397,530	$246,656
Bank lines of credit, net	349,759	273,132
Convertible debt, net of discount of $51,812 and $58,002 at September 30, 2015 and December 31, 2014, respectively	606,207	445,569
Advances from stockholder and accrued interest	241,333	224,124
Derivative liability	139,384	140,307
Total current liabilities	1,734,213	1,329,788

Total Liabilities	1,734,213	1,329,788

Commitments and contingencies

Stockholders' equity
Series A preferred stock - $0.00001 par value, 51 Shares
Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized,
38,688,272 and 7,398,736 issued and outstanding	386	74
Additional paid-in capital	7,441,384	7,178,296
Accumulated deficit	(6,598,574)	(6,089,383)
Total stockholders' equity	843,196	1,088,987
Non-controlling interest in R.S. Fisher, Inc.	150,537	-
Total equity	993,733	1,088,987

Total liabilities and stockholders' equity	$2,727,946	$2,418,775

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Sales, Net	131,880	384,233	749,992	1,008,900

Cost of Sales	75,445	253,279	486,956	754,309

Gross Profit	56,435	130,954	263,036	254,591

Selling, General and Administrative Expenses:
Selling, General and Administrative expenses	196,404	169,475	660,390	1,132,818

Total Selling, General and Administrative Expenses	196,404	169,475	660,390	1,132,818

Loss from Operations	(139,969)	(38,521)	(397,354)	(878,227)

Other Income (expense):
Other income	-	1,156	1,326	1,156
Interest Expense	(25,668)	(9,114)	(78,770)	(16,436)
Derivative Expense	-	-	(456,940)	-
Amortization of Debt Discount	(68,958)	-	(109,496)	(108,376)
Change in Fair Value of Derivatives	415,530	-	475,576	(520,185)
Gain on extinguishment of derivative	-	-	-	578,067
Gain on extinguishment of debt	43,156	-	46,815	-
Amortization of deferred financing costs	(5,634)	(669)	(10,964)	(4,353)
Total Other Income (Expense)	358,426	(8,627)	(132,453)	(70,127)

Income (Loss) before Income Taxes	218,457	(47,148)	(529,807)	(948,354)

Provision for Income Taxes	-	-	-	-

Net income (loss)	$218,457	$(47,148)	$(529,807)	$(948,354)

Net loss attributable to the non-controlling interest in R.S.Fisher, Inc.	(16,602)	-	(20,616)	-

Net loss attributable to Bergio International, Inc.	$235,059	$(47,148)	$(509,191)	$(948,354)

Net Income (Loss) per Common Share: Basic	$0.01	$(0.01)	$(0.04)	$(0.20)
Fully diluted	$0.00	$(0.01)	$(0.04)	$(0.20)

Weighted Average Shares:
Basic	20,626,362	5,744,841	13,134,690	4,685,012
Diluted	144,509,901	5,744,841	13,134,690	4,685,012

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OFCHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

AS OF SEPTEMBER 30, 2015

	Common Stock		Additional Paid in	Accumulated	Non- controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2014	2,431,169	$ 24	$ 6,423,909	$(4,568,622)	$ -	$ 1,855,311

Issuance of stock for debt conversion	3,874,270	39	446,402	-	-	446,441
Issuance of stock for professional services	490,000	4	205,746	-	-	205,750
Issuance of common stock and warrants for cash	250,000	3	99,997	-	-	100,000
Issuance of common to pay accounts payable	350,000	4	2,242	-	-	2,246
Reverse stock split	3,297	-	-	-	-	-
Net income (loss)	-	-	-	(1,520,761)	-	(1,520,761)

Balance at December 31, 2014	7,398,736	74	7,178,296	(6,089,383)	-	1,088,987

Issuance of stock for debt conversion	31,289,536	312	48,949	-	-	49,261
Intrinsic value associated with convertible note	-	-	36,000	-	-	36,000
To record interest in R.S. Fisher	-	-	178,139	-	171,153	349,292
Net loss	-	-	-	(509,191)	(20,616)	(529,807)

Balance at September 30, 2015	38,688,272	$ 386	$ 7,441,384	$(6,598,574)	$ 150,537	$ 993,733

	Preferred Stock
	Shares	Amount
Balance at January 1, 2014	51	$ -

Balance at December 31, 2014	51	$ -

Balance at September 30, 2015	51	$ -

The accompanying notes are an integral part of these financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(509,191)	$(948,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(20,616)	-
Depreciation and amortization	97,710	15,546
Stock issued for services	-	205,750
Amortization of debt discount and deferred financing costs	120,460	112,728
Interest expense associated with conversions	1,897	-
Gain on extinguishment of derivative liability	-	(578,067)
Gain on extinguishment of debt	(46,815)	-
Derivative expense	456,940	-
Change in fair value of derivative liabilities	(475,576)	520,185
Provision for bad debts	(7,422)	-

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(283,110)	286,607
Inventory	237,186	(13,722)
Prepaid expenses	-	11,855
Increase (decrease) in:
Accounts payable and accrued liabilities	179,908	126,904
Net cash used in operating activities	(248,629)	(260,568)

Investing activities:
Capital expenditures	(3,466)	(244,394)
Net used in investing activities	(3,466)	(244,394)

Financing activities:
Advances of bank lines of credit, net	76,627	93,200
Proceeds from issuance of common stock and warrants	-	100,000
Proceeds from convertible debt	170,000	314,712
Advances from stockholder, net	17,209	38,489
Deferred offering costs	(15,000)	-
Net cash provided by financing activities	248,836	546,401

Net change in cash	(3,259)	41,439

Cash - beginning of periods	3,259	-0-

Cash - end of periods	$-0-	$41,439

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,709	$10,241
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for convertible debt and accrued interest	$49,261	$325,641

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

On June 1, 2015, the Company acquired a 51% interest in R.S. Fisher, Inc., a Delaware corporation, in exchange for funding the Company’s operations.  The minority shareholder contributed jewelry molds and inventory valued at $349,292.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, and statements of cash flows for the nine months ended September 30, 2015 and 2014. These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The December 31, 2014 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2015 (the “Annual Report”).

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

During the nine months ended September 30, 2015, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2015 through the issuance of the accompanying financial statements.

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

Note 3 - Loss per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6. For the three and nine months ended September 30, 2015 and 2014, shares issuable upon the exercise of warrants and conversion of convertible debt were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

The following table sets forth the computation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Basic net income (loss) per share computation:
Net income (loss)	$235,059	$(47,148)	$(509,191)	$(948,354)
Weighted-average common shares outstanding	20,626,362	5,744,841	13,134,690	4,685,012
Basic net income (loss) per share	$0.01	$(0.01)	$(0.04)	$(0.20)
Diluted net loss per share computation:
Net loss	$235,059	$(47,148)	$(509,191)	$(948,354)
Weighted-average common shares outstanding	20,626,362	5,744,841	13,134,690	4,685,012
Incremental shares attributable to the shares issuable upon conversion of convertible debt	123,883,639	--	-	-
Total adjusted weighted-average shares	144,509,901	5,744,841	13,134,690	4,685,012
Diluted net loss per share	$0.00	$(0.01)	$(0.04)	$(0.20)

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 - New Authoritative Accounting Guidance

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs with Line-of-Credit Arrangements (“ASU 2015-15”). The previous guidance in ASU 2015-03, as defined below, did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

In May 2014, the FASBissuedASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This ASUis effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on April 1, 2018. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 5 - Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	September 30,	December 31,
	2015	2014
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. September 30, 2015 and December 31, 2014, the interest rates ranged from 3.99% to 22.5%.	$349,759	$273,132
Current maturities included in current liabilities	$349,759	$273,132

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

On June 5, 2014, the Company, Fife, Typenex and Iliad Research and Trading, LLP (“Iliad”) entered into an Assignment and Assumption Agreement and Note Purchase Agreement (the “Note Purchase Agreement”) whereby Iliad acquired all of Fife’s and Typenex’s right, title, obligations and interest in, to and arising under the Company Notes (as defined in the Note Purchase Agreement) and the Note Purchase Documents (as defined in the Note Purchase Agreement).

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. The outstanding balance at September 30, 2015 and December 31, 2014 was $100,000, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the nine months ended September 30, 2015, principal of $13,218 and accrued interest of $16,364 was converted into 9,971,000 shares of common stock. The outstanding balances at September 30, 2015 and December 31, 2014 were $327,078 and $340,287, respectively, with accrued interest of $6,320 and $1,966 at September 30, 2015 and December 31, 2014, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 6 - Convertible Debt (continued)

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance.  The notes are convertible into shares of the Company’s common stock based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. There were no conversions during the year ended December 31, 2014. During the nine months ended September 30, 2015, principal of $10,482 and accrued interest of $2,371 was converted into 8,186,919 shares of common stock. The outstanding balances at September 30, 2015 and December 31, 2014 were $52,793 and $63,275, respectively, with accrued interest of $5,237 and $650 at September 30, 2015 and December 31, 2014, respectively.

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

KBM Worldwide

On February 4 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the nine months ended September 30, 2015, principal of $11,340 was converted into 13,131,617 shares of common stock. The outstanding balance at September 30, 2015 was $42,660 and accrued interest of $2,713.

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc.  (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the nine months ended September 30, 2015. The outstanding balance at September 30, 2015 was $38,000 and accrued interest of $1,714.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the nine months ended September 30, 2015. The outstanding balance at September 30, 2015 was $33,000 and accrued interest of $1,020.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 6 - Convertible Debt (continued)

LG Capital Funding, LLC

On May 4, 2015, the Company entered into an 8% convertible note in the amount of $36,750 with LG Capital Funding, LLC  (“LG Capital”). The principal and accrued interest is payable on or before May 4, 2016. The holder, at its option, may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the lowest trading prices during the 20 days prior to the date of conversion. There were no conversions during the nine months ended September 30, 2015. The outstanding balance at September 30, 2015 was $36,750 and accrued interest of $1,217.

JMJ Financial

On April 15 2015, the Company entered into a $250,000 convertible note with JMJ Financial. The consideration was $225,000 and $25,000 original issue discount.  The principal and accrued interest is payable on or before May 4, 2016. On April 15, 2015, the Company borrowed $25,000 of this amount. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to the lesser of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion. There were no conversions during the nine months ended September 30, 2015. The outstanding balance at September 30, 2015 was $27,778 and accrued interest of $933.

As of September 30, 2015 and December 31, 2014, total convertible debt was $606,207 and $445,569, respectively, net of debt discount of $46,968 and $58,002, respectively.

Note 7 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $37,802 and $78,340 for the three and nine months ended September 30, 2015 as compared to $-0- and $108,376 for the three and nine months ended September 30, 2014. The derivative liability is revalued each reporting period using the Black-Scholes model. As of September 30, 2015 and December 31, 2014, the derivative liability was $139,384 and $140,307, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at September 30, 2015:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $.001 at September 30, 2015.

Variable Conversion Prices - The conversion price was based on: (i) 50% of the average closing bid price during the preceding ten consecutive trading days immediately prior to the conversion at September 30, 2015 for Carebourn Capital; (ii) 60% of the lowest trading prices during the 20 days prior to the date of conversion at September 30, 2015 for LG Capital; (iii)  the lower of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion at September 30, 2015 for JMJ Financial.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 55 to 563 days at September 30, 2015.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at September 30, 2015 ranged from 0.08% to 0.64%, based on the term of the note.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 7 - Derivative Liability (continued)

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 381.19% at September 30, 2015.

Note 8 - Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company’s cash flow needs. At September 30, 2015 and December 31, 2014, $241,333 and $224,124, respectively, was due to the shareholder, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.15% at September 30, 2015 and December 31, 2014, respectively.  Interest expense associated with this loan was $1,332 and $4,370 for the three and nine months ended September 30, 2015 as compared to $944 and $2,292 for the three and nine months ended September 30, 2014. No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $236,909 and $124,899 for the periods ended September 30, 2015 and December 31, 2014, respectively.

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

Overview

During the nine months ended September 30, 2015, the Company showed improvement in its operations, and continues to pursue new opportunities which we believe will provide a basis for future growth.

•

Loss from operations decreased from $878,227 to $397,354 for the nine months ended September 30, 2015 as compared to the same period last year.

•

Overall sales decreased 26% for the nine months ended September 30, 2015 as compared to the same period in the prior year. The Company ceased operations in Russia as of October 2014 and realized no sales for the nine months ended September 30, 2015. As compared to the nine months ended September 30, 2014, domestic sales increased $340,376 (83.1%) for the nine months ended September 30, 2015.

•

In June 2015, the Company acquired 51% interest in R.S. Fisher in exchange for funding R.S. Fisher’s operations.

The minority shareholder contributed jewelry molds and inventory valued at $349,292.

Results of Operations

	Three Months Ended	Three Months Ended	Dollar Increase	Percent Increase
	September 30, 2015	September 30, 2014	(Decrease)	(Decrease)
Sales, net	$ 131,880	$ 384,233	$ (252,353)	(65.7%)

Gross Profit	$ 56,435	$ 130,954	$ (74,519)	(56.9%)

Gross Profit as a % of Sales	42.8%	34.1%

	Nine Months Ended	Nine Months Ended	Dollar Increase	Percent Increase
	September 30, 2015	September 30, 2014	(Decrease)	(Decrease)
Sales, net	$ 749,992	$ 1,008,900	$ (258,908)	(25.7%)

Gross Profit	$ 263,036	$ 254,591	$ 8,445	3.3%

Gross Profit as a % of Sales	35.1%	25.2%

Sales

Net sales for the three and nine months ended September 30, 2015 decreased $252,353 (65.7%) and $258,908 (25.7%) to $131,880 and $749,992, respectively, as compared to $384,233 and $1,008,900, respectively, for the three and nine months ended September 30, 2014. The decrease in sales from Russia was offset partially by the increase in wholesale sales.  For the three and nine months ended September 30, 2015, the Company had no sales related to Russia as compared to $225,619 and $599,284 for the three and nine months ended September 30, 2014. As of October 1, 2014, the Company ceased operations in Russia due to the economic, currency and political condition in Russia. The Company intends to concentrate on its domestic operations, including the retail market, and the duty free industry, which approximates $60 billion worldwide.

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

Gross Profit

Gross profit for the three months ended September 30, 2015 decreased $74,519 (56.9%) to $56,435 as compared to $130,954 for the three months ended September 30, 2014.  This decrease in gross profit is primarily due to the decrease in volume mostly attributed to the closing of the Russian operations.

Gross profit for the nine months ended September 30, 2015 increased $8,445 (3.3%) to $263,036 as compared to $254,591 for the nine months ended September 30, 2014.  This increase in gross profit is primarily due to the closing of the Russian operations which had a lower gross margin on its products as compared to higher gross margins on the Company’s standard products as well as higher margins for the retail store and from RS Fisher. For the three months ended September 30, 2015, our gross profit as a percentage of sales was 42.8% as compared to a gross profit as a percentage of sales of 34.1% for the three months ended September 30, 2014. For the nine months ended September 30, 2015, our gross profit as a percentage of sales was 35.1% as compared to a gross profit as a percentage of sales of 25.2% for the nine months ended September 30, 2014.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $26,929 (15.9%) for the three months ended September 30, 2015 to $196,404 as compared to $169,475 for the three months ended September 30, 2014 primarily as a result of expenses associated with the RS Fisher operations and the retail store offset partially by lower advertising, marketing  and commission expenses. For the nine months ended September 30, 2015, total selling, general and administrative expenses decreased $472,428 (41.7%) to $660,390 as compared to $1,132,818 for the same period in the prior year. Lower advertising, marketing, travel and commission expenses and lower professional fees were partially offset by increased operating expenses associated with the Company’s RS Fisher operations and retail store.

Loss from Operations

As a result of the above, we had a loss from operations of $139,969 for the three months ended September 30, 2015 as compared to a loss from operations of $38,521 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we had a loss from operations of $397,354 as compared to a loss from operations of $878,227 for the nine months ended September 30, 2014.

Other Income (Expense)

For the three months ended September 30, 2015, the Company had Other Income of $358,426 as compared to Other Expense of $8,627 for the three months ended September 30, 2014. This increase in Other Income is primarily attributed to the non-cash gain on the change in the fair market value of derivatives. For the nine months ended September 30, 2015, the Company had Other Expense of $132,453 as compared to Other Expense of $70,127 for the nine months ended September 30, 2014. The increase in Other Expense is due to the increase in interest expense.

Net Income (Loss)

As a result of the above, we had net income of $218,457 for the three months ended September 30, 2015 as compared to a net loss of $47,148 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 we incurred a net loss of $529,807 as compared to a net loss of $948,354 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2015, compared to December 31, 2014:

	September 30, 2015	December 31, 2014	Increase/ (Decrease)

Current Assets	$1,939,239	$1,885,116	$54,123

Current Liabilities	$1,734,213	$1,329,788	$404,425

Working Capital	$205,026	$555,328	$(350,302)

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

Our working capital decreased $350,302. This decrease is primarily attributed to increase in convertible debt and bank lines of credit.

During the nine months ended September 30, 2015, the Company had a net decrease in cash of $3,259. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.  For the nine months ended September 30, 2015, the Company used $248,629 in cash for operations as compared to $260,568 in cash for the nine months ended September 30, 2014. This decrease in cash used in operations is primarily attributed to the lower operating loss and decrease in inventory mostly offset by the increase in accounts receivable.

Cash used in investing activities. Net cash used in investing activities was $3,466 for the nine months ended September 30, 2015 as compared to $244,394 for the nine months ended September 30, 2014, due to lower purchases of equipment and leasehold improvements related to the Company’s first retail store that opened last year.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2015 was $248,836 as compared to $546,401 for the nine months ended September 30, 2014. This decrease is primarily the result of the lower proceeds from convertible debt and issuances of common stock.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit and Notes Payable

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of September 30, 2015, have interest rates ranging from 3.99% to 22.5%.  As of September 30, 2015, we have outstanding balances related to these obligations of $349,759.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  During the nine months ended September 30, 2015, the Company received $170,000 in financing from these arrangements. As of September 30, 2015, the Company had outstanding convertible debt in the amount of $606,207, net of debt discount in the amount of $51,812.

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

Recently Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs with Line-of-Credit Arrangements (“ASU 2015-15”). The previous guidance in ASU 2015-03, as defined below, did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

In May 2014, theFASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on April 1, 2018. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2015, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On July 14, 2015, we issued 652,170 shares of common stock valued at $1,122 to Carebourn Capital for conversion of its convertible debt.

On July 17, 2015, we issued 684,127 shares of common stock valued at $1,006 to Carebourn Capital for conversion of its convertible debt.

On July 28, 2015, we issued 717,648 shares of common stock valued at $912 to Carebourn Capital for conversion of its convertible debt.

On August 6, 2015, we issued 752,813 shares of common stock valued at $900 to Carebourn Capital for conversion of its convertible debt.

On August 12, 2015, we issued 829,106 shares of common stock valued at $895 to Carebourn Capital for conversion of its convertible debt.

On September 18, 2015, we issued 1,243,668 shares of common stock valued at $858 to Carebourn Capital for conversion of its convertible debt.

On September 29, 2015, we issued 1,689,531 shares of common stock valued at $1,005 to Carebourn Capital for conversion of its convertible debt.

On August 11, 2015, we issued 804,167 shares of common stock valued at $965 to KBM Worldwide for conversion of its convertible debt.

On August 18, 2015, we issued 840,909 shares of common stock valued at $925 to KBM Worldwide for conversion of its convertible debt.

On August 31, 2015, we issued 1,927,727 shares of common stock valued at $2,170 to KBM Worldwide for conversion of its convertible debt.

On September 1, 2015, we issued 1,972,727 shares of common stock valued at $2,170 to KBM Worldwide for conversion of its convertible debt.

On September 17, 2015, we issued 2,533,784 shares of common stock valued at $1,895 to KBM Worldwide for conversion of its convertible debt.

On September 18, 2015, we issued 2,533,784 shares of common stock valued at $1,895 to KBM Worldwide for conversion of its convertible debt.

On September 29, 2015, we issued 2,518,519 shares of common stock valued at $1,360 to KBM Worldwide for conversion of its convertible debt.

On July 13, 2015, we issued 1,208,000 shares of common stock valued at $2,120 to Iliad for conversion of its accrued interest.

On August 13, 2015, we issued 1,200,000 shares of common stock valued at $2,106 to Iliad for conversion of its accrued interest.

On September 13, 2015, we issued 1,690,000 shares of common stock valued at $2,016 to Iliad for conversion of its accrued interest.

On September 23, 2015, we issued 2,788,000 shares of common stock valued at $3,186 to Iliad for conversion of its convertible debt and accrued interest.

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

BERGIO INTERNATIONAL, INC.

Date: November 23, 2015	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)