Form 10-K
period 2015-12-31
Bergio International, Inc.
filed 2016-03-30
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock (par value $0.00001 per share) held by non-affiliates on June 30, 2015 (the last business day of our most recently completed second fiscal quarter) was $43,566 using the closing price on June 30, 2015.

As of March 24, 2016, the registrant had 69,272,518 shares of common stock, par value $0.00001 per share, outstanding.

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

On March 5, 2014, the Company formed a wholly-owned subsidiary called Crown Luxe, Inc. in the State of Delaware (“Crown Luxe”).  Crown Lux was established to operate the Company’s first retail store, which was opened in Bergen County, New Jersey in the fourth quarter of 2014.  It is our intent to provide another area for growth by establishing retail outlets for the Company’s products.

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

Our product range is divided into three fashion lines: (i) an 18K gold line, (ii) a bridal line, and (iii) a couture and/or one of kind pieces. Our Chief Executive Officer and director, Mr. Abajian, consults regularly with the design teams of his Italian manufacturers to design and create new products and product lines. Typically, new products come on line approximately every year and most recently, Bergio collections include Byzantine, Cestino, and Safari Collections, which consist of approximately 35 pieces made with pink gold and diamonds. Our offerings also include the Sistina and Rocca Collections. Depending on the timing and styling at any point in time, our products and collections would fall in one of the various categories shown below:

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

Our management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to remain competitive. Recently the U.S. economy has encountered a slowdown and Bergio anticipates the U.S. economy will most likely remain weak at least through the end of 2016. Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy. Consumer discretionary spending generally declines during times of falling consumer confidence, which may affect the retail sale of our products. U.S. consumer confidence reflected these slowing conditions throughout 2014 and into 2015. The impact of the slowing U.S. economy is not usually known until the third quarter of any given year in our industry, thus it is hard to estimate the actual impact the slowing economy will have on our business.

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

Customers

During the years ended December 31, 2015 and 2014, the Company had no single customer that accounted for over 5% or more of our annual sales.

Sales to customers in Russia represented 0% and 55.9% of total sales for the years ended December 31, 2015 and 2014, respectively. The Company has no other sales outside the U.S.  As of October 1, 2014, the Company ceased operations in Russia due to the economic, currency and political condition in Russia. The Company intends to concentrate on its domestic operations and its retail operations.

As of December 31, 2015, one customer represented 11.9% of net accounts receivable. As of December 31, 2014, two customers represented 60.1% and 13.7%, respectively, of the Company’s net accounts receivable.

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

Research and Development

There were no expenses incurred for research and development in 2015 and 2014.

Employees

As of March 24, 2016, we had three full-time employees and three part-time employees. Of our current employees, one is sales and marketing personnel, two are manufacturing and three hold administrative and executive positions.  No personnel are covered by a collective bargaining agreement. We use the services of independent consultants and contractors from time to time when needed.

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

Where You Can Find More Information

Our website address is www.bergio.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors.

Risks Related To Our Business and Industry

WE HAVE HAD LIMITED OPERATIONS, HAVE INCURRED LOSSES SINCE INCEPTION, HAVE SUFFICIENT CASH TO SUSTAIN OUR OPERATIONS FOR A PERIOD OF APPROXIMATELY TWO MONTHS, AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

For the year ended December 31, 2015, we incurred a net loss of $1,150,250 and used cash of $246,689 in operations. As of December 31, 2015, we have an accumulated deficit of $7,242,926. We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We currently have sufficient cash and credit availability to sustain our operations for a period of approximately two months. Management estimates that it will need approximately $500,000 over the next twelve months to fund all of the Company’s current product development and marketing projects. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted and unrestricted shares of our common stock. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material.

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

THE LOSS OF THE SERVICERS OF OUR KEY EMPLOYEES, PARTICULARLY THE SERVICES RENDERED BY OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR, MR. BERGE ABAJIAN, COULD HARM OUR BUSINESS.

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

OUR FUTURE SUCCESS DEPENDS UPON, IN LARGE PART, OUR CONTINUING ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

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

As of December 31, 2015, approximately $51,000 of our working capital consists of accounts receivable from customers. If customers responsible for a large amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially affect the ability to collect these accounts receivable, which could then result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in the ability to collect on accounts receivable could affect our cash flow and working capital position.

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

Risks Related to Our Common Stock

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTC MARKETS (PINK SHEETS), WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the Pink Sheets, an over-the-counter electronic quotation system maintained by the OTC Markets.  The quotation of our shares on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE PINK SHEETS, WHICH ENCHANCES THE VOLATILE NATURE OF OUR EQUITY.

When fewer shares of a security are being traded on the Pink Sheets, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our common stock, there may be a lower likelihood that orders for shares of our common stock will be executed, and current prices may differ significantly from the price that was quoted at the time of entry of the order.

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

OUR CURRENT CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR, MR. BERGE ABAJIAN HAS SUFFICIENT VOTING POWER TO CONTROL THE VOTE ON SUBSTANTIALLY ALL CORPORATE MATTERS.

Berge Abajian, our Chief Executive Officer and sole director has sufficient voting power to control the vote on substantially all corporate matters.  Accordingly, Mr. Abajian will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business.  As a result of his ownership and position in the Company, Mr. Abajian is able to influence all matters requiring shareholder action, including significant corporate transactions.

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404.  For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2015, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

We also lease a 1,000 square foot retail store in Closter, NJ. The initial term of the lease is for five years commencing May 1, 2014. The Company has the option extend its lease for five additional years upon giving 90 days’ notice.  The five-year option is available up to 20 years.  Rent payments are $1,200 a month for the first two years, $1,275 for the third and fourth year, and $1,350 for the fifth year. If the Company renews its option for the second five years, the rent will begin at $1,415 and escalate to $1,665 in the fifth year. If the option is exercised for the third five-year term, rent will begin at $1,800 per month and escalate to $2,280 in the fifth year. The rent for the last five years, if the Company exercises its option, will be at the fair market value. The Company is also responsible for its proportionate share of common charges.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) Market Information

The Company’s common stock is listed by the OTC Markets on the Pink Sheets and trades under the symbol BRGO.

The following table sets forth the range of the high and low bid quotations of the common stock for the past two years in the over-the-counter market, as reported by the OTC Markets.  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Years Ended December 31,
2015	High	Low
First Quarter	$0.0220	$0.0020
Second Quarter	0.0265	0.0031
Third Quarter	0.0038	0.0009
Fourth Quarter	0.0010	0.0002
2014
First Quarter	$1.5000	$0.2000
Second Quarter	0.6000	0.2000
Third Quarter	0.3000	0.1000
Fourth Quarter	0.1000	0.0090

b) Holders

As of March 24, 2016, the Company has 39 shareholders of record of its issued and outstanding common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, we had an incentive stock and award plan under which 200,000 shares had been reserved for issuance. The following table shows information with respect this plan as of the fiscal year ended December 31, 2015:

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

2011 Incentive Stock and Award Plan

On May 9, 2011, the board of directors (the “Board”) of the Company approved, authorized and adopted the 2011 Incentive Stock and Award Plan (the “Plan”).  The Plan was amended on October 11, 2012.  Subject to adjustment for mergers, reorganizations, consolidation, recapitalization, stock dividend or other change in corporate structure, a total of 35,000,000 shares of common stock, par value $0.00001 per share is subject to the Plan. Under the Plan, the Company may grant non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees. Subject to a tax exception, if any Option or Restricted Stock expires or is canceled prior to its exercise or vesting in full, the shares of common stock issuable under the Option or Restricted Stock may be issuable pursuant to future Options or Restricted Stock under the Plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, we have issued the following securities  which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

1)

On January 16, 2015, we issued 640,000 shares of common stock valued at $6,048 to Typenex for conversion of its convertible debt and accrued interest.

2)

On February 4, 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBC Worldwide”) which is due and payable on or before November 6, 2015.

3)

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. (“Vis Vires Group”), which is due and payable on or before November 6, 2015.

4)

On April 9, 2015, we issued 870,000 shares of common stock valued at $954 to Fife for conversion of its accrued interest.

5)

On May 13, 2015, we issued 775,000 shares of common stock valued at $9,566 to Fife for conversion of its convertible debt and accrued interest.

6)

On May 27, 2015, we issued 513,703 shares of common stock valued at $3,570 to Carebourn Capital L.P. (“Carebourn Capital”) for conversion of its convertible debt and accrued interest.

7)

On June 12, 2015, we issued 538,874 shares of common stock valued at $862 to Carebourn Capital for conversion of its convertible debt.

8)

On June 29, 2015, we issued 565,279 shares of common stock valued at $1,723 to Carebourn Capital for conversion of its convertible debt.

9)

On May 4, 2015, the Company issued an 8% convertible note in the amount of $36,750 with LG Capital Funding, LLC (“LG Capital Funding”) which is due and payable on or before May 4, 2016.

10)

On April 15, 2015, the Company issued a convertible note in the amount of $25,000 with JMJ Financial which is due and payable on or before April 17, 2017.

11)

On April 30, 2015, the Company issued an 8% convertible note in the amount of $33,000 with Vis Vires Group which is due and payable on or before February 4, 2016.

12)

On July 13, 2015, we issued 1,208,000 shares of common stock valued at $2,120 to Iliad for conversion of its accrued interest.

13)

On July 14, 2015, we issued 652,170 shares of common stock valued at $1,122 to Carebourn Capital for conversion of its convertible debt.

14)

On July 17, 2015, we issued 684,127 shares of common stock valued at $1,006 to Carebourn Capital for conversion of its convertible debt.

15)

On July 28, 2015, we issued 717,648 shares of common stock valued at $912 to Carebourn Capital for conversion of its convertible debt.

16)

On August 6, 2015, we issued 752,813 shares of common stock valued at $900 to Carebourn Capital for conversion of its convertible debt.

17)

On August 11, 2015, we issued 804,167 shares of common stock valued at $965 to KBM Worldwide for conversion of its convertible debt.

18)

On August 12, 2015, we issued 829,106 shares of common stock valued at $895 to Carebourn Capital for conversion of its convertible debt.

19)

On August 13, 2015, we issued 1,200,000 shares of common stock valued at $2,106 to Iliad for conversion of its accrued interest.

20)

On August 18, 2015, we issued 840,909 shares of common stock valued at $925 to KBM Worldwide for conversion of its convertible debt.

21)

On August 31, 2015, we issued 1,927,727 shares of common stock valued at $2,170 to KBM Worldwide for conversion of its convertible debt.

22)

On September 1, 2015, we issued 1,972,727 shares of common stock valued at $2,170 to KBM Worldwide for conversion of its convertible debt.

23)

On September 13, 2015, we issued 1,690,000 shares of common stock valued at $2,016 to Iliad for conversion of its accrued interest.

24)

On September 17, 2015, we issued 2,533,784 shares of common stock valued at $1,895 to KBM Worldwide for conversion of its convertible debt.

25)

On September 18, 2015, we issued 2,533,784 shares of common stock valued at $1,895 to KBM Worldwide for conversion of its convertible debt.

26)

On September 18, 2015, we issued 1,243,668 shares of common stock valued at $858 to Carebourn Capital for conversion of its convertible debt.

27)

On September 23, 2015, we issued 2,788,000 shares of common stock valued at $3,186 to Iliad for conversion of its convertible debt and accrued interest.

28)

On September 29, 2015, we issued 1,689,531 shares of common stock valued at $1,005 to Carebourn Capital for conversion of its convertible debt.

29)

On September 29, 2015, we issued 2,518,519 shares of common stock valued at $1,360 to KBM Worldwide for conversion of its convertible debt.

30)

On October 2, 2015, we issued 2,518,519 shares of common stock valued at $1,360 to KBM Worldwide for conversion of its convertible debt.

31)

On October 6, 2015, we issued 2,019,132 shares of common stock valued at $1,060 to Carebourn Capital for conversion of its convertible debt.

32)

On October 15, 2015, we issued 4,318,000 shares of common stock valued at $2,116 to Fife for conversion of its convertible debt and accrued interest.

33)

On October 20, 2015, we issued 2,329,652 shares of common stock valued at $571 to Carebourn Capital for conversion of its convertible debt.

34)

On October 26, 2015, we issued 2,443,805 shares of common stock valued at $476 to Carebourn Capital for conversion of its convertible debt.

35)

On November 4, 2015, we issued 2,563,551 shares of common stock valued at $385 to Carebourn Capital for conversion of its convertible debt.

36)

On November 24, 2015, we issued 2,563,551 shares of common stock valued at $269 to Carebourn Capital for conversion of its convertible debt.

37)

On November 24, 2015, we issued 2,698,250 shares of common stock valued at $324 to LG Capital Funding for conversion of its convertible debt and accrued interest.

38)

On December 1, 2015, we issued 2,946,994 shares of common stock valued at $265 to Carebourn Capital for conversion of its convertible debt.

39)

On December 14, 2015, we issued 3,091,396 shares of common stock valued at $309 to Carebourn Capital for conversion of its convertible debt.

40)

On December 16, 2015, we issued 3,091,396 shares of common stock valued at $510 to Carebourn Capital for conversion of its convertible debt.

Rule 10B-18 Transactions

During the year ended December 31, 2015, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data.

The Company is a smaller reporting company as defined in Item 10 (f) of Regulation S-K and therefore is not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report and other reports filed by our Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.

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

Plan of Operation

We concentrate our business on boutique, upscale jewelry stores. We currently sell our jewelry to approximately 50 independent jewelry retailers across the United States. We have spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995. As of October 1, 2014, the Company ceased operations in Russia due to the economic, currency and political condition in Russia. The Company intends to concentrate on its domestic operations.

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

Crown Luxe was incorporated in the State of Delaware on March 5, 2014 in order to operate the Company’s first retail store located in Bergen County, New Jersey, which opened in the fourth quarter of 2014. We intend to provide another area for growth by establishing a retail outlet for the Company’s products.

On June 1, 2015, the Company acquired a 51% interest in R.S. Fisher, Inc., a Delaware corporation (“R.S. Fisher”), in exchange for funding the Company’s operations. The minority shareholder contributed jewelry molds and inventory valued at $349,292.

Our future operations are contingent upon increasing revenues and raising capital for on-going operations and expansion of our product lines. Because we have a limited operating history, you may have difficulty evaluating our business and future prospects.

Results of Operations - For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	Year Ended December 31,
	2015	2014	Dollar Increase (Decrease)	Percent Increase (Decrease)

Sales - Net	$1,107,663	$1,067,540	40,123	3.8%

Gross Margin	$403,387	$147,181	256,206	174.1%

Gross Margin Percent	36.4%	13.8%	-	-

Sales

Net sales for the year ended December 31, 2015 increased $40,123 (3.8%) to $1,107,663 as compared to $1,067,540 for the year ended December 31, 2014. The increase in sales mostly attributed to the increase in sales from the Company’s retail store and sales associated with R.S. Fisher offset mostly by decline in the Company’s wholesale operations, which is mostly attributed to the decline in sales from Russia. Sales to customers in Russia represented 55.9% of total sales for the year ended December 31, 2014. As of October 1, 2014, the Company had ceased operations in Russia due to the economic, currency and political condition in Russia.  The Company intends to concentrate on its domestic operations.

Gross Profit

Gross profit for the year ended December 31, 2015 increased $256,206 (174.12%) to $403,387 as compared to $147,181 for the year ended December 31, 2014. This increase in gross profit is primarily due to the closing of the Russian operations which had a lower gross margin on its products as compared to higher gross margins on the Company’s standard products as well as higher margins for the retail store and from R.S. Fisher.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $26,118 (2.0%) to $1,311,784 for the year ended December 31, 2015 as compared to $1,337,902 for the year ended December 31, 2014. This decrease is as a result of lower professional fees, advertising and marketing expenses offset by increased bad debt expense and depreciation as well as increased operating expenses associated with the Company’s R.S. Fisher operations and retail store.

Loss from Operations

As a result of the above, the Company recorded a loss from operations of $908,395 for the year ended December 31, 2015 as compared to $1,190,721 for the year ended December 31, 2014.

Other Expense

For the year ended December 31, 2015, the Company had other expense of $241,855 as compared to $330,040 for the year ended December 31, 2014. The decrease in other expense was mostly attributed to lower interest expense offset partially by higher amortization of debt discount.

Net Loss

As a result of the above, for the year ended December 31, 2015, we incurred a net loss of $1,150,250 as compared to a net loss of $1,520,761 for the year ended December 31, 2014.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2015, compared to December 31, 2014.

	December 31, 2015	December 31, 2014	Increase/ (Decrease)

Current Assets	$1,470,769	$1,885,116	$(414,347)

Current Liabilities	$1,856,884	$1,329,788	$(527,096)

Working Capital	$(386,115)	$555,328	$(941,443)

Our working capital decreased $931,335. This decrease is primarily attributed lower accounts receivable and inventories, as well as the increase in convertible debt and accounts payable and accrued liabilities.

During the year ended December 31, 2015, the Company had a net decrease in cash of $366. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.  For the year ended December 31, 2015, the Company used $246,689 in cash for operations as compared to $338,343 in cash for the year ended December 31, 2014. This decrease in cash used in operations is primarily attributed to the lower operating loss and decrease in inventory mostly offset by the decrease in accounts receivable.

Cash used in investing activities. Net cash used in investing activities was $5,116 for the year ended December 31, 2015 as compared to $352,595 for the year ended December 31, 2014 due to lower purchases of equipment and leasehold improvements related to the Company’s first retail store that opened last year.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2015 was $251,439 as compared to $694,197 for the year ended December 31, 2014. This decrease is primarily the result of the lower proceeds from convertible debt and issuances of common stock.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit

We currently have a $175,000 bank line of credit agreement with Columbia Bank. Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%. The line is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.  As of December 31, 2015, the outstanding balance due to Columbia Bank was $170,000.

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of December 31, 2015, have interest rates ranging from 3.99% to 22.50%.  As of December 31, 2015, we have outstanding balances related to these obligations of $170,622.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  During 2015, the Company received $170,000 in financing from these arrangements. As of December 31, 2015, the Company had outstanding convertible debt in the amount of $644,407, net of debt discount in the amount of $9,489.

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

Over the next twelve months we believe that our existing capital combined with available borrowing from the agreement with Illiad, our lines of credit and anticipated cash flow from operations will be sufficient to sustain our current operations. Additionally, our major stockholder has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions. There can be no assurance that if additional funding is required we will be able to secure it on terms that are favorable to us or at all.

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

Critical Accounting Policies

The Company prepares its financial statements in accordance with GAAP. In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies as disclosed in Note 2 of our Notes to Financial Statements.  The Company’s accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

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

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results. Management has provided an allowance for doubtful accounts of approximately $98,819 at December 31, 2015 and $73,804 at December 31, 2014.

Fair Value of Financial Instruments - The Company follows guidance issued by the Financial Accounting Standards Board (“FASB”) on “Fair Value Measurements” for assets and liabilities measured at fair value on a recurring basis.  This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value.  As of December 31, 2015, the fair value of short-term financial instruments including accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

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

New Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01 (Accounting Standards Codification (“ASC”) Subtopic 825-10), Financial Instruments- Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 (ASC Topic 740), Income Taxes Balance Sheet Classification of Deferred Taxes. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16 (ASC Topic 805), Business Combinations Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize measurement period adjustments in the period in which the adjustments are determined. The income effects of such measurement period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this update are for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs with Line-of-Credit Arrangements (ASU 2015-15). The previous guidance in ASU 2015-03, as defined below, did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

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

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. This ASU applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LILO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. We are currently evaluating the impact of adopting ASU 2015-11 on our consolidated financial statements and related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Bergio International, Inc.

Fairfield, New Jersey

To the Board of Directors and

Stockholders of Bergio International, Inc.

We have audited the accompanying consolidated balance sheet of Bergio International, Inc. as of December 31, 2015 and 2014 and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Bergio International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bergio International, Inc. as of December 31, 2015 and 2014, the results of their operations, and their cash flows, for the year ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

March 30, 2016

BERGIO INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash	$2,893	$3,259
Accounts receivable, net	51,100	125,102
Inventories	1,416,401	1,756,755
Deferred financing costs	375	-
Total current assets	1,470,769	1,885,116

Property and equipment, net	748,087	527,831
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$2,224,684	$2,418,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank lines of credit	$340,622	$273,132
Convertible debt, net of discount of $9,489 and $57,882	644,592	445,569
Accounts payable and accrued liabilities	429,578	246,656
Advances from stockholder and accrued interest	253,073	224,124
Derivative liability	189,019	140,307

Total current liabilities	1,856,884	1,329,788

Total liabilities	1,856,884	1,329,788

Commitments and contingencies

Stockholders’ equity
Series A preferred stock, par value $0.00001 per share, 51 shares authorized, 51 shares issued and outstanding	-	-
Common stock, 6,000,000,000 shares authorized, par value $0.00001 per share, 69,272,518 and 7,398,736 shares issued and outstanding, respectively	691	74
Additional paid-in capital	7,445,512	7,178,296
Accumulated deficit	(7,246,263)	(6,089,383)
Total stockholders’ equity	199,940	1,088,987
Non-controlling interest in R. S. Fisher, Inc.	167,860	-
Total equity	367,800	1,088,987

Total liabilities and stockholders’ equity	$2,224,684	$2,418,775

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the years ended December 31,
	2015	2014

Net sales	$1,107,663	$1,067,540

Cost of sales	704,274	920,359

Gross margin	403,389	147,181

Operating expenses:
Selling, general and administrative	1,311,784	1,337,902

Total operating expenses	1,311,784	1,337,902

(Loss) income from operations	(908,395)	(1,190,721)

Other income (expense):
Interest expense	(106,476)	(193,026)
Amortization of debt discount	(151,819)	(113,648)
Amortization of deferred financing costs	(14,625)	(5,478)
Change in fair value of derivatives	421,795	(32,766)
Derivative expense	(456,940)	(48,154)
Gain on extinguishment of debt	50,961
Gain on extinguishment of derivative	-	61,770
Other income	5,326	1,262

Total other expense	(251,778)	(330,040)

Loss before provision for income taxes	(1,160,173)	(1,520,761)

Provision for income taxes	-	-

Net loss	(1,160,173)	(1,520,761)

Net loss attributable to the non-controlling interest in R.S. Fisher, Inc.	3,293	-

Net loss attributable to Bergio International, Inc.	$(1,156,880)	$(1,520,761)

Basic loss per common share	$(0.05)	$(0.29)
Diluted loss per common share	$(0.05)	$(0.29)

Weighted average number of shares outstanding Basic and diluted	24,015,461	5,209,293

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statement Of Changes in Stockholder’s Equity

As of December 31, 2015

	Common Stock		Additional Paid in	Accumulated	Non-controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2014	2,431,169	$ 24	$ 6,423,909	$(4,568,622)	$ -	$ 1,855,311

Issuance of stock for debt conversion	3,874,270	39	446,402	-	-	446,441
Issuance of stock for professional services	490,000	4	205,746	-	-	205,750
Issuance of common stock and warrants for cash	250,000	3	99,997	-	-	100,000
Issuance of common to pay accounts payable	350,000	4	2,242	-	-	2,246
Reverse stock split	3,297	-	-	-	-	-
Net income (loss)	-	-	-	(1,520,761)	-	(1,520,761)

Balance at December 31, 2014	7,398,736	74	$ 7,178,296	$(6,089,383)	-	1,088,987

Issuance of stock for debt conversion	61,873,782	617	53,262	-	-	53,879
Intrinsic value associated with convertible note	-	-	36,000	-	-	36,000
To record interest in R.S. Fisher	-	-	178,139	-	171,153	349,292
Net loss	-	-	-	(1,156,880)	(3,293)	(1,160,173)

Balance at September 30, 2015	69,272,518	$ 691	$ 7,445,697	$(7,246,263)	$ 167,860	$ 367,800

	Preferred Stock
	Shares	Amount

Balance at January 1, 2014	51	$ -

Balance at December 31, 2014	51	$ -

Balance at September 30, 2015	51	$ -

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,156,880)	$(1,520,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(3,293)	-
Depreciation and amortization	134,152	32,218
Provision for bad debts	25,015	7,577
Stock issued in exchange for services	-	205,750
Convertible note issued in exchange for accounts payable	-	63,275
Amortization of debt discount	151,819	113,648
Interest expense associated with conversions	1,897	161,881
Amortization of deferred financing costs	14,625	5,478
Change in fair value of derivatives	(421,795)	32,766
Derivative expense	456,940	48,154
Gain on extinguishment of debt	(50,961)	-
Gain on extinguishment of derivative	-	(61,770)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	48,987	547,978
(Increase) decrease in inventories	340,354	(145,171)
Decrease in prepaid expenses and other current assets	-	10,730
Increase (decrease) in accounts payable and accrued liabilities	212,451	159,904
Net cash used in operating activities	(246,689)	(338,343)

Cash flows from investing activities:
Acquisition of property and equipment	(5,116)	(352,595)
Net cash used in investing activities	(5,116)	(352,595)

Cash flows from financing activities:
Advances (repayments) of bank lines of credit, net	67,490	108,920
Proceeds from the sale of stock	-	100,000
Repayments of notes payable	-	-
Proceeds from convertible debt	170,000	414,703
(Payments) advances from stockholder and accrued interest, net	28,949	70,574
Deferred financing costs	(15,000)	-
Net cash provided by financing activities	251,439	694,197

Net increase (decrease) increase in cash	(366)	3,259
Cash, beginning of year	3,259	-
Cash, end of year	$2,893	3,259

Supplemental cash flow information:
Cash paid for taxes	$-	-
Cash paid for interest	$15,917	14,709
Supplemental non-cash information
Debt discount from fair value of imbedded derivative	$-	63,275
Issuance of common stock for vendor payables	$-	2,246
Accounts receivable used to purchase property and equipment	$-	82,530
Issuance of common stock for convertible debt and accrued interest	$53,879	446,442

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Note 1. Business, Organization, and Liquidity

Business and Organization

Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc.  On October 21, 2009, as a result of a Share Exchange Agreement, the corporation’s name was changed to Bergio International, Inc. Effective July 15, 2013, the Company amended its Certificate of Incorporation to change the Company’s authorized capital from 1,500,000,000 common shares to 3,000,000,000 common shares of stock. On April 3, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to reduce the par value of all shares of common stock and preferred stock from $0.001 to $0.00001 per share.  On February 26, 2014, the Company filed a certificate of amendment to its Certificate of Amendment to the Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares. Effective on October 14, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock splits and change in par value. The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered in Fairfield, New Jersey. The Company experiences significant seasonal volatility. The first two quarters of the year typically represent 15% - 35% of annual sales, and the remaining two quarters represent the remaining portion of annual sales.

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

Non-controlling Interest:

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

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at December 31, 2015 and, 2014, as defined in FASB ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the balance sheets as of December 31, 2015 and 2014 for cash, accounts receivable, inventories and accounts payable and loans payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2015 and 2014, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2015 and 2014.

Cash and Cash Equivalents:

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2015 and December 31, 2014.

Accounts Receivable:

Accounts receivable are generated from sales of fine jewelry to retail outlets throughout the United States. At December 31, 2015 and December 31, 2014, accounts receivable were substantially comprised of balances due from retailers and from the Russian manufacturer of the jewelry that we sell to our customers in Russia. As of December 31, 2014, the Company ceased operations in Russia, and accounts receivable is comprised of balances from U.S. customers only.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. The Company historically has been able to collect the accounts receivable balance during a period of nine months to a year. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $73,804 and $305,980, respectively.

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

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended December 31, 2015 and 2014, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Investment in Unconsolidated Affiliates:

Investments in unconsolidated affiliates, in which the Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At December 31, 2015 and December 31, 2014, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

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

Advertising and Promotional Costs:

Advertising and promotional costs are expensed as incurred and are recorded as part of Selling, General and Administrative Expenses in the Statement of Operations.  The total cost for the years ended December 31, 2015 and 2014, was approximately $62,652 and $186,277, respectively.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements:

In January 2016, the FASB issued ASU No. 2016-01 (ASC Subtopic 825-10), Financial Instruments- Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 (ASC Topic 740), Income Taxes Balance Sheet Classification of Deferred Taxes. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16 (ASC Topic 805), Business Combinations Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize measurement period adjustments in the period in which the adjustments are determined. The income effects of such measurement period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this update are for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs with Line-of-Credit Arrangements (ASU 2015-15). The previous guidance in ASU 2015-03, as defined below, did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued):

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. This ASU applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LILO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. We are currently evaluating the impact of adopting ASU 2015-11 on our consolidated financial statements and related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

Subsequent Events:

The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2015 through the issuance of the accompanying financial statements.

Note 3. Basic and Diluted Income (Loss) Per Share

Net loss per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net loss divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants, options, and/or conversions is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise. For the years ended December 31. 2015 and 2014, basic net loss per share equaled the diluted loss per share, since the effect of shares potentially issuable upon exercise or conversion was anti-dilutive.  For the years ended December 31, 2015 and 2014, 8,045,137 and 501,299 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 3. Basic and Diluted Income (Loss) Per Share (continued)

	December 31, 2015	December 31, 2014
Basic net loss per share computation:
Net loss	$(1,146,957)	$(1,520,761)
Weighted-average common shares outstanding	24,015,461	5,209,293
Basic net loss per share	$(0.054)	$(0.29)
Diluted net loss per share computation:
Net loss	$(1,146,957)	$(1,520,761)
Weighted-average common shares outstanding:	24,015,461	5,209,293
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	--	--
Total adjusted weighted-average shares	24,015,461	5,209,293
Diluted net loss per share	$(0.05)	$(0.29)

Note 4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2015	2014

Leasehold improvements	$310,976	$310,976
Office and equipment	902,783	548,376
Selling equipment	8,354	8,354
Furniture and fixtures	18,487	18,487

Total at cost	1,240,600	886,193
Less: Accumulated depreciation & amortization	(492,513)	(358,362)

	$748,087	$527,831

Depreciation and amortization expense related to the assets above for the years ended December 31, 2015 and 2014 was $133,152 and $32,218, respectively.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2015	2014

Accounts payable	$109,796	$112,649
Accrued interest	38,123	3,616
Accrued salaries and wages	281,659	130,391

	$429,578	$246,656

Accrued salaries and wages include amounts due to an officer of the Company in the amounts of $280,659 and $124,900 for the periods ended December 31, 2015 and 2014, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 6. Related Party

Advances from Principal Executive Officer and Accrued Interest

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2015 and December 31, 2014, $253,073 and $224,124, respectively, was due to such officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.15% at December 31, 2015 and December 31, 2014, respectively.  Interest expense due to such officer was $12,235 and $6,264 for the years ended December 31, 2015 and 2014, respectively. Accrued interest was $61,392 and $49,658 at December 31, 2015 and 2014, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

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

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $280,659 and $124,900 for the periods ended December 31, 2015 and December 31, 2014, respectively.

The Company is in process of extending this agreement.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 7. Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	December 31,
	2015	2014

Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At December 31, 2015 and 2014, the interest rates ranged from 3.99% to 22.5%.	$340,622	$273,132

Current maturities included in current liabilities	$340,622	$273,132

The Company’s CEO and majority shareholder also serves as a guarantor of the Company’s debt.

Note 8. Convertible Debt

Fife, Typenex and Iliad

In December 2012, the Company entered into a $325,000 convertible note with Fife consisting of three tranches to be drawn down with the first tranche totaling $125,000, including $25,000 in loan costs and additional two tranches totaling $200,000. The note bears a 5% annual interest rate and matures eighteen months from the date of issuance. The note is convertible into shares of the Company’s common stock based on 70% of the average of the three lowest closing prices of the common stock for the proceeding 15 consecutive trading days immediately prior to the conversion. During 2013, the conversion price was fixed at $0.005 per share. As of December 31, 2012, the Company only drew down the first tranche totaling $125,000. On February 11, 2013, April 5, 2013, April 23, 2013, and July 1, 2013, the Company drew down an additional $250,000.

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

On October 17, 2014, the Company entered into a financing arrangement with Iliad to provide additional financing in the amount of up to $450,000 through the issuance of a Secured Convertible Promissory Note (the “Note”). The Company agreed to cover Iliad’s legal, accounting and other related fees in the amount of $5,000, which is included in the principal balance of the Note. The Note will accrue interest at the rate of 8% per annum until the Note is paid in full. Monies are to be drawn in eight tranches with the initial tranche in the amount of $105,000, and the remaining balance of $350,000 in seven tranches of $50,000 each. The Company drew down the initial tranche on October 17, 2014. The Note has a maturity date of July 17, 2016.

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. The outstanding balance at December 31, 2015 and December 31, 2014 was $100,000, respectively with accrued interest of $10,630 and $1,966 at December 31, 2015 and December 31, 2014, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 8. Convertible Debt (continued)

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the year ended December 31, 2015, principal of $11,826 and accrued interest of $16,858 was converted into 13,289,000 shares of common stock. The outstanding balances at December 31, 2015 and December 31, 2014 were $328,470 and $340,296, respectively, with accrued interest of $11,005 and $-0- at December 31, 2015 and December 31, 2014, respectively.

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance.  The notes are convertible into shares of the Company’s common stock based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. There were no conversions during the year ended December 31, 2014. During the year ended December 31, 2015, principal of $14,327 and accrued interest of $2,371 was converted into 29,236,396 shares of common stock. The outstanding balances at December 31, 2015 and December 31, 2014 were $48,948 and $63,275, respectively, with accrued interest of $4,249 and $650 at December 31, 2015 and December 31, 2014, respectively.

On April 7, 2015, the convertible promissory notes and accrued interest were assigned to Carebourn Capital L.P. (“Carebourn Capital”). All terms and conditions remained the same, except that notes are convertible into shares of the Company’s common stock equal to 50% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion.

KBM Worldwide

On February 4, 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the year ended December 31, 2015, principal of $12,740 was converted into 15,650,136 shares of common stock. The outstanding balance at December 31, 2015 was $41,260 and accrued interest of $3,584. The Company is currently negotiating an extension to this note.

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc.  (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the year ended December 31, 2015. The outstanding balance at December 31, 2015 was $38,000 and accrued interest of $2,491. The Company is currently negotiating an extension to this note.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 8. Convertible Debt (continued)

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the year ended December 31, 2015. The outstanding balance at December 31, 2015 was $33,000 and accrued interest of $1,695. The Company is currently negotiating an extension to this note.

LG Capital Funding, LLC

On May 4, 2015, the Company entered into an 8% convertible note in the amount of $36,750 with LG Capital Funding, LLC (“LG Capital”). The principal and accrued interest is payable on or before May 4, 2016. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the lowest trading prices during the 20 days prior to the date of conversion. During the year ended December 31, 2015, principal of $310 and accrued interest of $14 was converted into 2,698,250 shares of common stock. The outstanding balance at December 31, 2015 was $36,440 and accrued interest of $1,968.

JMJ Financial

On April 15, 2015, the Company entered into a $250,000 convertible note with JMJ Financial. The consideration was $225,000 and $25,000 original issue discount.  The principal and accrued interest is payable on or before May 4, 2016. On April 15, 2015, the Company borrowed $25,000 of this amount. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to the lesser of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion. There were no conversions during the year ended December 31, 2015. The outstanding balance at December 31, 2015 was $27,778 and accrued interest of $1,695.

As of December 31, 2015 and December 31, 2014, total convertible debt was $644,592 and $445,569, respectively, net of debt discount of $9,489 and $57,882, respectively.

Note 9. Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $151,819 and $113,648 for the years ended December 31, 2015 and 2014, respectively.  The derivative liability is revalued each reporting period using the Black-Scholes model. As of December 31, 2015 and December 31, 2014, the derivative liability was $189,019 and $140,307, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at December 31, 2015:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $.0003 at December 31, 2015.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 9. Derivative Liability (continued)

Variable Conversion Prices - The conversion price was based on: (i) 50% of the average closing bid price during the preceding ten consecutive trading days immediately prior to the conversion at December 31, 2015 for Carebourn Capital; (ii) 60% of the lowest trading prices during the 20 days prior to the date of conversion at December 31, 2015 for LG Capital; (iii)  the lower of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion at December 31, 2015 for JMJ Financial.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 125 to 471 days at December 31, 2015.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at December 31, 2015 ranged from 0.16% to 0.65%, based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 386.98% at December 31, 2015.

Note 10. Stockholders’ Equity

The Company is authorized to issue 6,000,000,000 shares of common stock, par value $0.00001 per share and 51 shares of preferred stock, par value $0.00001 per share. At December 31, 2015 and December 31, 2014, there were 69,272,518 and 7,398,736 common shares issued and outstanding, respectively. On April 3, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to reduce the par value of all shares of common stock and preferred stock from $0.001 to $0.00001 per share.  On February 26, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares. Effective on October 14, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock splits and change in par value. Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock, par value $0.001 to its CEO. In April 2014, the Company changed its par value on its preferred stock from $0.001 to $0.00001. The Series A Preferred Stock pays no dividends and has no conversion rights. Each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company.

For the year ended December 31, 2015, the Company issued the following shares of common stock:

1)

On January 16, 2015, we issued 640,000 shares of common stock valued at $6,048 to Typenex for conversion of its convertible debt and accrued interest.

2)

On February 4, 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide which is due and payable on or before November 6, 2015.

3)

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, which is due and payable on or before November 6, 2015.

4)

On April 9, 2015, we issued 870,000 shares of common stock valued at $954 to Fife for conversion of its accrued interest.

5)

On May 13, 2015, we issued 775,000 shares of common stock valued at $9,566 to Fife for conversion of its convertible debt and accrued interest.

6)

On May 27, 2015, we issued 513,703 shares of common stock valued at $3,570 to Carebourn Capital for conversion of its convertible debt and accrued interest.

7)

On June 12, 2015, we issued 538,874 shares of common stock valued at $862 to Carebourn Capital for conversion of its convertible debt.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Stockholders’ Equity (continued)

8)

On June 29, 2015, we issued 565,279 shares of common stock valued at $1,723 to Carebourn Capital for conversion of its convertible debt.

9)

On May 4, 2015, the Company issued an 8% convertible note in the amount of $36,750 with LG Capital which is due and payable on or before May 4, 2016.

10)

On April 15, 2015, the Company issued a convertible note in the amount of $25,000 with JMJ Financial which is due and payable on or before April 17, 2017.

11)

On April 30, 2015, the Company issued an 8% convertible note in the amount of $33,000 with Vis Vires Group which is due and payable on or before February 4, 2016.

12)

On July 13, 2015, we issued 1,208,000 shares of common stock valued at $2,120 to Iliad for conversion of its accrued interest.

13)

On July 14, 2015, we issued 652,170 shares of common stock valued at $1,122 to Carebourn Capital for conversion of its convertible debt.

14)

On July 17, 2015, we issued 684,127 shares of common stock valued at $1,006 to Carebourn Capital for conversion of its convertible debt.

15)

On July 28, 2015, we issued 717,648 shares of common stock valued at $912 to Carebourn Capital for conversion of its convertible debt.

16)

On August 6, 2015, we issued 752,813 shares of common stock valued at $900 to Carebourn Capital for conversion of its convertible debt.

17)

On August 11, 2015, we issued 804,167 shares of common stock valued at $965 to KBM Worldwide for conversion of its convertible debt.

18)

On August 12, 2015, we issued 829,106 shares of common stock valued at $895 to Carebourn Capital for conversion of its convertible debt.

19)

On August 13, 2015, we issued 1,200,000 shares of common stock valued at $2,106 to Iliad for conversion of its accrued interest.

20)

On August 18, 2015, we issued 840,909 shares of common stock valued at $925 to KBM Worldwide for conversion of its convertible debt.

21)

On August 31, 2015, we issued 1,927,727 shares of common stock valued at $2,170 to KBM Worldwide for conversion of its convertible debt.

22)

On September 1, 2015, we issued 1,972,727 shares of common stock valued at $2,170 to KBM Worldwide for conversion of its convertible debt.

23)

On September 13, 2015, we issued 1,690,000 shares of common stock valued at $2,016 to Iliad for conversion of its accrued interest.

24)

On September 17, 2015, we issued 2,533,784 shares of common stock valued at $1,895 to KBM Worldwide for conversion of its convertible debt.

25)

On September 18, 2015, we issued 2,533,784 shares of common stock valued at $1,895 to KBM Worldwide for conversion of its convertible debt.

26)

On September 18, 2015, we issued 1,243,668 shares of common stock valued at $858 to Carebourn Capital for conversion of its convertible debt.

27)

On September 23, 2015, we issued 2,788,000 shares of common stock valued at $3,186 to Iliad for conversion of its convertible debt and accrued interest.

28)

On September 29, 2015, we issued 1,689,531 shares of common stock valued at $1,005 to Carebourn Capital for conversion of its convertible debt.

29)

On September 29, 2015, we issued 2,518,519 shares of common stock valued at $1,360 to KBM Worldwide for conversion of its convertible debt.

30)

On October 2, 2015, we issued 2,518,519 shares of common stock valued at $1,360 to KBM Worldwide for conversion of its convertible debt.

31)

On October 6, 2015, we issued 2,019,132 shares of common stock valued at $1,060 to Carebourn Capital for conversion of its convertible debt.

32)

On October 15, 2015, we issued 4,318,000 shares of common stock valued at $2,116 to Fife for conversion of its convertible debt and accrued interest.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Stockholders’ Equity (continued)

33)

On October 20, 2015, we issued 2,329,652 shares of common stock valued at $571 to Carebourn Capital for conversion of its convertible debt.

34)

On October 26, 2015, we issued 2,443,805 shares of common stock valued at $476 to Carebourn Capital for conversion of its convertible debt.

35)

On November 4, 2015, we issued 2,563,551 shares of common stock valued at $385 to Carebourn Capital for conversion of its convertible debt.

36)

On November 24, 2015, we issued 2,563,551 shares of common stock valued at $269 to Carebourn Capital for conversion of its convertible debt.

37)

On November 24, 2015, we issued 2,698,250 shares of common stock valued at $324 to LG Capital for conversion of its convertible debt and accrued interest.

38)

On December 1, 2015, we issued 2,946,994 shares of common stock valued at $265 to Carebourn Capital for conversion of its convertible debt.

39)

On December 14, 2015, we issued 3,091,396 shares of common stock valued at $309 to Carebourn Capital for conversion of its convertible debt.

40)

On December 16, 2015, we issued 3,091,396 shares of common stock valued at $510 to Carebourn Capital for conversion of its convertible debt.

For the year ended December 31, 2014, the Company issued the following shares of common stock:

1)

On January 15, 2014, we issued 110,951 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $16,617.

2)

On January 24, 2014, we issued 86,422 shares of common stock to Fife for conversion of its convertible debt.  The shares were valued at $14,087.

3)

On January 24, 2014, we issued 145,000 shares of common stock to Asher Enterprises, Inc. (“Asher”) for conversion of its convertible debt.  The shares were valued at $20,300.

4)

On February 4, 2014, we issued 107,000 shares of common stock to Asher for conversion of its convertible debt.  The shares were valued at $12,840.

5)

On February 5, 2014, we issued 156,667 shares of common stock to Asher for conversion of its convertible debt. The shares were valued at $18,800.

6)

On February 7, 2014, we issued 114,500 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $16,030.

7)

On February 14, 2014, we issued 95,833 shares of common stock to Asher for conversion of its convertible debt. The shares were valued at $11,500.

8)

On February 21, 2014, we issued 200,000 shares of common stock to Asher for conversion of its convertible debt. The shares were valued at $24,000.

9)

On February 26, 2014, we issued 100,000 shares of common stock to Auctus Private Equity Fund, LLC (“Actus”) for conversion of its convertible debt. The shares were valued at $14,000.

10)

On February 26, 2014, we issued 50,000 shares of common stock to Auctus for conversion of its convertible debt. The shares were valued at $8,750.

11)

On February 26, 2014, we sold 125,000 shares of common stock with warrants to Caesar Capital Group for $50,000.

12)

On February 27, 2014, we issued 103,500 shares to Asher for conversion of its convertible debt and accrued interest.  The shares were valued at $15,560.

13)

On February 28, 2014, we sold 125,000 shares of common stock with warrants to ARRG for $50,000.

14)

On February 28, 2014, we issued 102,701 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $14,738.

15)

On March 12, 2014, we issued 60,919 shares of common stock to Proteus Capital for conversion of its convertible debt.  The shares were valued at $39,280.

16)

On March 12, 2014, we issued 156,396 shares of common stock to Proteus Capital for conversion of its convertible debt.  The shares were valued at $18,768.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Stockholders’ Equity (continued)

17)

On March 12, 2014, we issued 80,000 shares of common stock to TCA Global Credit Master Fund, LP (“TCA”) for financial services.  The shares were valued at $56,000.

18)

On March 13, 2014, we issued 42,034 shares of common stock to Fife for conversion of its convertible debt.  The shares were valued at $18,069.

19)

On March 26, 2014, we issued 181,279 shares of common stock to Typenex for conversion of its convertible debt and accrued interest.  The shares were valued at $49,320.

20)

On April 10, 2014, we issued 85,000 shares of common stock to TCA for financial services.  The shares were valued at $51,000.

21)

On April 22, 2014, we issued 53,571 shares of common stock to Auctus for conversion of its convertible debt. The shares were valued at $15,000.

22)

On April 28, 2014, we issued 125,000 shares of common stock to a third party for conversion legal services. The shares were valued at $50,000.

23)

On May 15, 2014, we issued 69,939 shares of common stock to Auctus for conversion of its convertible debt and accrued interest. The shares were valued at $14,687.

24)

On May 22, 2014, we issued 147,622 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $31,001.

25)

On June 18, 2014, we issued 100,000 shares of common stock to TCA for financial services.  The shares were valued at $30,000.

26)

On June 23, 2014, we issued 217,918 shares of common stock to Typenex Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $29,419.

27)

On July 24, 2014, we issued 294,118 shares of common stock to Typenex Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $20,000.

28)

On August 4, 2014, we issued 100,000 shares of common stock to TCA for financial services.  The shares were valued at $18,750.

29)

On August 7, 2014, we issued 161,900 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $11,333.

30)

On October 23, 2014, we issued 575,000 shares of common stock to Typenex for conversion of its convertible debt and accrued interest.  The shares were valued at $5,499.

31)

On November 13, 2014, we issued 550,000 shares of common stock to Fife for conversion of its convertible debt and accrued interest.  The shares were valued at $5,454.

32)

On December 2, 2014, we issued 350,000 shares of common stock to a third party for conversion of accounts payable in the amount of $2,246.

Note 11. Income Taxes

The components of the Company’s deferred taxes at December 31, 2015 and 2014 are as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,867,468	$1,230,700
Startup costs	10,641	11,857
Accounts receivable reserves	39,478	29,485
Deferred compensation	112,124	49,898
Depreciation	(23,729)	12,832
Deferred tax asset	2,005,982	1,334,772
Less valuation allowance	(2,005,982)	(1,334,772)

Deferred tax asset, net	$--	$--

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 11. Income Taxes (continued)

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. At December 31, 2015, the Company had approximately $4,420,000 of federal net operating tax loss carryforwards expiring at various dates through 2033. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

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

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 34% to the income tax (benefit) provision recognized in the financial statements is as follows:

	December 31,	December 31,
	2015	2014

U.S. statutory rate	(34%)	(34%)
Income tax expenses - state and local, net of federal benefit	6%	6%
Change in valuation allowance	28%	28%

Effective tax rate	--	--

Note 12. Commitments

The Company leases certain office and manufacturing facilities and equipment. The Company’s office and manufacturing facilities are currently leased on a month to month basis at $1,100 per month.

The Company also leases retail space for its store in Closter, NJ for approximately $1,500 per month.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2015.

Years Ended December 31,
2016	$15,000
2017	15,300
2018	15,900
2019	5,400
$66,000

Rent expense for the Company's operating leases for year ended December 31, 2015 and 2014 amounted to approximately $31,658 and $21,735, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

Note 14. Significant Customer Concentrations

During the years ended December 31, 2015 and 2014, the Company had no single customer that accounted for over 5% or more of our annual sales.

Sales to customers in Russia represented 55.9% of total sales for the year ended December 31, 2014. The Company has no other sales outside the U.S. As of October 1, 2014, the Company ceased operations in Russia due to the economic, currency and political condition in Russia, and to concentrate on its domestic operations and the duty free industry, which is a $60 billion industry worldwide. All of our sales are generated from our customer base of approximately 50 customers.

As of December 31, 2015, one customer represented 11.9% of net accounts receivable. As of December 31, 2014 two customers represented 60.1% and 13.7%, respectively, of the Company’s net accounts receivable.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 15. Fair Value Measurements (continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2015 and December 31, 2014. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2015	Level I	Level II	Level III	Total

Derivative liability	$-	$189,019	$-	$189,019
Total liabilities	$-	$189,019	$-	$189,019

December 31, 2014	Level I	Level II	Level III	Total

Derivative liability	$-	$140,307	$-	$140,307
Total Liabilities	$-	$140,307	$-	$140,307

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

There are no reportable events under this item for the year ended December 31, 2015.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2015, and identified the following material weaknesses:

•

There is a lack of accounting personnel with the requisite knowledge of GAAP and the financial reporting requirements of the SEC.

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 30, 2016.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board, and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Meetings of Our Board of Directors

Our Board did not hold any meetings during the most recently completed fiscal year end. Various matters were approved by written consent, which in each case was executed by the Board.

Committees of the Board

We do not currently have a compensation committee, nominating committee, or stock plan committee.

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

Nominating Committee

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely upon a review of copies of reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, furnished to us during the year ended December 31, 2015 and thereafter, we believe that all reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2015, were timely.

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

Pursuant to the terms of the Amended Agreement, Mr. Abajian shall serve as the Company’s Chief Executive Officer for a period of five years, commencing retroactively on February 28, 2010, and expiring on February 28, 2015 (the “Term”).  Upon conclusion of the Term, the Amended Agreement shall be automatically renewed for successive one year periods upon the same terms and conditions unless terminated by either of the parties in accordance with the Amended Agreement’s terms. The Company is currently in negotiation for a new employment agreement with Mr. Abajian.

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

The Company is in process of extending this agreement.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during years ended 2015, 2014 and 2013, respectively.

Name and Principal Position	Fiscal Year	Salary ($) (1)(2)	Incentive ($) (3)	Option Awards ($) (4)	All Other Compensation $ (5)	Total ($)

Berge Abajian CEO & Chairman	2015	(2) 175,000	-	-	$14,961	$189,961
	2014	(2) 175,000	-	-	$18,150	$193,150
	2013	(2) 100,000	-	-	$17,744	$117,744

(1)

The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)

Mr. Abajian voluntarily deferred $156,000, $75,000, and $25,000 of his salary for the years 2015, 2014 and 2013, respectively, until such time as the Company is in a better financial position.

(3)

No incentive compensation was made to the NEO in 2015, 2014 and 2013, and therefore no amounts are shown.

(4)

Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year.

(5)

Other compensation was made up of Mr. Abajian’s car expense and health insurance expenses.

Incentive Stock and Award Plan

On May 9, 2011, the Company’s Board approved, authorized and adopted the 2011 Incentive Stock and Award Plan (the “Plan”).  The Plan was amended on October 11, 2012.  Subject to adjustment for mergers, reorganizations, consolidation, recapitalization, stock dividend or other change in corporate structure, a total of 35,000,000 shares of common stock, par value $0.00001 per share is subject to the Plan. Under the Plan, the Company may grant non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees. Subject to a tax exception, if any Option or Restricted Stock expires or is canceled prior to its exercise or vesting in full, the shares of common stock issuable under the Option or Restricted Stock may be issuable pursuant to future Options or Restricted Stock under the Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 24, 2016, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group. Unless otherwise specified, the address for each of the persons set forth below is care of Bergio International, Inc., 12 Daniel Road East, Fairfield, NJ 07007.

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of Class (2)

Named Directors and Officers
Berge Abajian, Chairman and CEO (3)	7,446	*%

All Officers and Directors as a Group (1 person)	7,446	*%

Illiad Research & Trading, L.P. (4)	6,920,324	9.99%

All officers, directors and 5% holders as a group (2 persons)	6,927,770	10.00%

*Less than 1%.

(1)  Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities. Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.

(2)  Based on a total of 69,272,518 shares of common stock outstanding on March 24, 2016.

(3)  Mr. Abajian also owns 51 shares of the Company’s Series A Preferred Stock.

(4)  Illiad Research & Trading, L.P. (“Iliad”) has rights, via conversion of a Secured Convertible Promissory Note, to own an aggregate number of shares of the Company’s common stock which is contractually capped at 9.99% of the amount of the issued and outstanding shares of the company, which, as the date of this filing, is 6,927,770.  In addition, Iliad has rights to exercise a Warrant issued by the Company. John Fife is the President of Fife Trading, Inc., which is the Manager of Iliad Management, LLC, which is the General Partner of Iliad. The address for each of the person listed above is 303 East Wacker Drive, Suite 1200, Chicago, IL 60601.

Issuances under the Compensation Plan

The following table provides information as of December 31, 2015 regarding compensation plans under which equity securities of the Company are authorized for issuance.

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

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2015 and December 31, 2014, $253,073 and $224,124, respectively, was due to such officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.15% at December 31, 2015 and December 31, 2014, respectively.  Interest expense due to such officer was $12,235 and $6,264 for the years ended December 31, 2015 and 2014, respectively. Accrued interest was $61,392 and $49,658 at December 31, 2015 and 2014, respectively.  No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered by KLJ & Associates, LLP (“KLJ”), our independent registered public accountants in 2015 and 2014.

	2015	2014

Audit Fees	$17,000	$17,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	17,000	17,000
Tax Fees	-	-
All Other Fees	12,000	12,000

Total	$29,000	$29,000

(1) For 2015 and 2014, all other fees paid to KLJ are related to reviewing the Company’s quarterly reports and various traveling expenses associated therewith.

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

Audit Related Fees, tax and other fees.  For 2015 and 2014, all other fees paid to KLJ are related to reviewing the Company’s quarterly reports and various traveling expenses associated therewith.

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

Exhibit No.	Description

10.3	Bergio International, Inc. 2011 Stock Incentive and Reward Plan (as filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on May 10, 2011).

10.4

Committed Equity Facility Agreement, dated December 23, 2011, by and between Bergio International Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2012)

10.5

Registration Rights Agreement, dated December 23, 2011, by and between Bergio International Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2012)

10.6

First Amendment to Committed Equity Facility Agreement, dated October 18, 2012, by and between Bergio International Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 24, 2012)

10,7

8% Convertible Note with KBM Worldwide, Inc, dated February 4, 2015 (as filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.8

8% Convertible Note with Vis Vires Group, Inc., dated March 11, 2015 (as filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.9

8% Convertible Note with Vis Vires Group, Inc., dated April 30, 2015 (as filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.10

8% Convertible Note with LG Capital Funding, LLC, dated May 4, 2015 (as filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.11

Securities Purchase Agreement with KBM Worldwide, Inc., dated February 4, 2015 (as filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.12

Securities Purchase Agreement with Vis Vires Group, Inc., dated March 11, 2015 (as filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.13

Securities Purchase Agreement with Vis Vires Group, Inc., dated April 30, 2015 (as filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.14

Securities Purchase Agreement with LG Capital Funding, LLC, dated May 4, 2015 (as filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: March 30, 2016	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	Chief Executive Officer and Chairman	March 30, 2016
Berge Abajian