Form 10-Q
period 2016-03-31
Bergio International, Inc.
filed 2016-05-13
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

As of May 12, 2016, there were 108,642,787 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS:
Current assets:
Cash	$-	$2,893
Accounts receivable, net of allowance for doubtful accounts of $98,819 at March 31, 2016 and December 31, 2015	126,122	51,100
Inventories	1,327,964	1,416,401
Deferred financing costs	-	375
Total current assets	1,454,086	1,470,769

Property and equipment, net	713,711	748,087

Other assets:
Investment in unconsolidated affiliate	5,828	5,828
Total other assets	5,828	5,828
Total assets	$2,173,625	$2,224,684

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$517,031	$429,578
Bank lines of credit, net	349,163	340,622
Convertible debt, net of discount of $5,727 and $9,489 at March 31, 2016 and December 31, 2015, respectively	643,891	644,592
Advances from Principal Executive Officer and accrued interest	246,866	253,073
Derivative liability	157,993	189,019
Total current liabilities	1,914,944	1,856,884
Total Liabilities	1,914,944	1,856,884

Commitments and contingencies

Stockholders' equity
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 99,771,249 and 69,272,518 issued and outstanding	995	691
Additional paid-in capital	7,449,671	7,445,512
Accumulated deficit	(7,335,356)	(7,246,263)
Total stockholders' equity	115,310	199,940
Non-controlling interest in R.S. Fisher, Inc.	143,371	167,860
Total equity	258,681	367,800

Total liabilities and stockholders' equity	$2,173,625	$2,224,684

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Sales, net	$255,130		$264,136

Cost of sales	145,234		108,647

Gross profit	109,896		155,489

Operating expenses:
Selling, general and administrative expenses	216,567		152,242
Total operating expenses	216,567		152,242

Income (loss) from operations	(106,671)		3,247

Other income (expense)
Other income	-		1,299
Interest expense	(33,800)		(17,873)
Derivative expense	-		-
Amortization of debt discount	(3,762)		(15,819)
Change in fair value of derivative	26,864		27,902
Gain on extinguishment of debt	4,162		-
Amortization of deferred financing costs	(375)		(1,378)
Total other income (expense)	(6,911)		(5,869)

Loss before provision for income taxes	(113,582)		(2,622)

Provision for income taxes	-		-

Net loss	(113,582)		(2,622)

Net loss attributable to the non-controlling interest in R.S. Fisher, Inc.	(24,489)		-

Net loss attributable to Bergio International, Inc.	$(89,093)	$

Net loss per common share - basic and diluted	$(0.00)		$(0.00)

Weighted average common shares outstanding : Basic and Diluted	84,071,440		8,269,847

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OFCHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

AS OF MARCH 31, 2016

	Common Stock		Additional Paid in	Accumulated	Non- controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2015	7,398,736	$ 74	$ 7,178,296	$(6,089,383)	$ -	$ 1,088,987

Issuance of stock for debt conversion	61,873,782	617	53,077	-	-	53,694
Intrinsic value associated with convertible note	-	-	36,000	-	-	36,000
To record interest in R.S. Fisher	-	-	178,139	-	171,153	349,292
Net loss	-	-	-	(1,156,880)	(3,293)	(1,160,173)

Balance at December 31, 2015	69,272,518	691	7,445,512	(7,246,263)	167,860	367,800

Issuance of stock for debt conversion	30,498,731	304	4,159	-	-	4,463
Net loss	-	-	-	(89,093)	(24,489)	(113,582)

Balance at March 31, 2016	99,771,249	$ 995	$ 7,449,671	$(7,335,356)	$ 143,371	$ 258,681

	Preferred Stock
	Shares	Amount
Balance at January 1, 2015	51	$ -

Balance at December 31, 2015	51	$ -

Balance at March 31, 2016	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(89,093)	$(2,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(24,489)	-
Depreciation and amortization	36,126	25,452
Amortization of debt discount and deferred financing costs	4,137	15,819
Interest expense associated with conversions	-	1,897
Gain on extinguishment of debt	(4,162)	-
Change in fair value of derivative liabilities	(26,864)	(27,902)
Provision for bad debts	-	(7,422)

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(75,022)	(214,099)
Inventory	88,437	53,233
Prepaid expenses	-	(15,000)
Increase (decrease) in:
Accounts payable and accrued liabilities	87,453	25,664
Net cash used in operating activities	(3,477)	(144,980)

Investing activities:
Capital expenditures	(1,750)	(17,885)
Net used in investing activities	(1,750)	(17,885)

Financing activities:
Advances of bank lines of credit, net	8,541	94,584
Proceeds from convertible debt	-	80,000
Advances from (payments to) Principal Executive Officer, net	(6,207)	38,809
Deferred offering costs	-	1,378
Net cash provided by financing activities	2,334	214,771

Net change in cash	(2,893)	51,906

Cash - beginning of periods	2,893	3,259

Cash - end of periods	$-0-	$55,163

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,578	$12,168
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock for convertible debt and accrued interest	$4,463	$12,168

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1 - Nature of Operations and Basis of Presentation

Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc.  On October 21, 2009, as a result of a Share Exchange Agreement, the corporate name was changed to Bergio International, Inc. Effective July 15, 2013, the Company amended its Certificate of Incorporation to increase the Company’s authorized capital from 1,500,000,000 common shares to 3,000,000,000 common shares of stock.  On February 26, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares. On April 3, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to reduce the par value of all shares of common stock and preferred stock from $0.001 to $0.00001 per share. Effective on October 14, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock splits and change in par value. The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered in Fairfield, New Jersey. The Company experiences significant seasonal volatility. The first two quarters of the year typically represent 15% - 35% of annual sales, and the remaining two quarters represent the remaining portion of annual sales.

Crown Luxe, Inc., a wholly-owned subsidiary, was incorporated in the State of Delaware on March 5, 2014, to operate the Company’s first retail store which was opened in Bergen County, New Jersey in the fourth quarter of 2014. It is our intent to provide another area for growth by establishing a retail outlet for the Company’s products.

On June 1, 2015, the Company acquired a 51% interest in R.S. Fisher, Inc., a Delaware corporation (“R.S. Fisher”), in exchange for funding the company’s operations. The minority shareholder contributed jewelry molds and inventory valued at $349,292.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and statements of cash flows for the three months ended March 31, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016 (the “Annual Report”).

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

During the three months ended March 31, 2016, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2016 through the issuance of the accompanying financial statements.

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

On June 1, 2015, the Company acquired a 51% interest in R.S. Fisher, in exchange for funding the company’s operations.  The minority holder contributed jewelry molds and inventory valued at $349,292.

Note 3 - Loss per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three months ended March 31, 2016 and 2015, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6 below. For the three months ended March 31, 2016 and 2015, 689,184,483 and 23,960,789 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive

The following table sets forth the computation of earnings per share:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Basic net income (loss) per share computation:
Net income (loss)	$(89,093)	$(2,622)
Weighted-average common shares outstanding	84,071,440	8,269,847
Basic net income (loss) per share	$(0.00)	$(0.00)
Diluted net income (loss) per share computation:
Net income (loss)	$(89,093)	$(2,622)
Weighted-average common shares outstanding	84,071,440	8,269,847
Incremental shares attributable to the shares issuable upon conversion of convertible debt	--	--	7
Total adjusted weighted-average shares	84,071,440	8,269,847
Diluted net income (loss) per share	$(0.00)	$(0.00)

Note 4 - New Authoritative Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 ("Improvements to Employee Share-Based Payment Accounting") which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 4 - New Authoritative Accounting Guidance (continued)

In February 2016, the FASB issued ASU 2016-02 ("Leases"), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

Note 4 - New Authoritative Accounting Guidance (continued)

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

Note 5 - Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	March 31,	December 31,
	2016	2015
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. March 31, 2016 and December 31, 2015, the interest rates ranged from 3.99% to 52.9%.	$349,163	$340,622
Current maturities included in current liabilities	$349,163	$340,622

The Company’s CEO also serves as a guarantor of the Company’s debt.

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. There were no conversions during the three months ended March 31, 2016. The outstanding balance at March 31, 2016 and December 31, 2015 was $100,000, respectively, with accrued interest of $11,894 and $10,630 at March 31, 2016 and December 31, 2015, respectively.

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance.  The notes are convertible into shares of the Company’s common stock based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. During the three months ended March 31, 2016, principal of $4,463 was converted into 30,498,731 shares of common stock. The outstanding balances at March 31, 2016 and December 31, 2015 were $44,760 and $49,133, respectively, with accrued interest of $5,437 and $4,249 at March 31, 2016 and December 31, 2015, respectively.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 6 - Convertible Debt (continued)

KBM Worldwide

On February 4, 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the three months ended March 31, 2016. The outstanding balance at March 31, 2016 and December 31, 2015 was $41,260 with accrued interest of $4,419 and $3,584 at March 31, 2016 and December 31, 2015, respectively.

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc.  (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the three months ended March 31, 2016. The outstanding balance at March 31, 2016 and December 31, 2015 was $38,000 with accrued interest of $4,419 and $3,584 at March 31, 2016 and December 31, 2015, respectively.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the three months ended March 31, 2016. The outstanding balance at March 31, 2016 and December 31, 2015 was $33,000.

LG Capital Funding, LLC

On May 4, 2015, the Company entered into an 8% convertible note in the amount of $36,750 with LG Capital Funding, LLC (“LG Capital”). The principal and accrued interest is payable on or before May 4, 2016. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the lowest trading prices during the 20 days prior to the date of conversion. There were no conversions during the three months ended March 31, 2016. The outstanding balance at March 31, 2016 and December 31, 2015 was $36,440 with accrued interest of $2,705 and $1,968 at March 31, 2016 and December 31, 2015, respectively.

JMJ Financial

On April 15 2015, the Company entered into a $250,000 convertible note with JMJ Financial. The consideration was $225,000 and $25,000 original issue discount.  The principal and accrued interest is payable on or before May 4, 2016. On April 15, 2015, the Company borrowed $25,000 of this amount. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to the lesser of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion. There were no conversions during the three months ended March 31, 2016. The outstanding balance at March 31, 2016 and December 31, 2015 was $27,778 with accrued interest of $2,063 and $1,501 at March 31, 2016 and December 31, 2015, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 6 - Convertible Debt (continued)

As of March 31, 2016 and December 31, 2015, total convertible debt was $643,891 and $644,592, respectively, net of debt discount of $5,727 and $9,489, respectively.

Note 7 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $3,762 and $15,819 for the three months ended March 31, 2016 and 2015, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of March 31, 2016 and December 31, 2015, the derivative liability was $157,993 and $189,019, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at March 31, 2016:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $0.0003 at March 31, 2016.

Variable Conversion Prices - The conversion price was based on: (i) 50% of the average closing bid price during the preceding ten consecutive trading days immediately prior to the conversion at March 31, 2016 for Carebourn Capital; (ii) 60% of the lowest trading prices during the 20 days prior to the date of conversion at March 31,2016 for LG Capital; (iii)  the lower of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion at March 31, 2016 for JMJ Financial.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 34 to 380 days at March 31, 2016.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at March 31, 2016 ranged from 0.21% to 0.59%, based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 410.57% at March 31, 2016.

Note 8 - Related Party Transactions

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At March 31, 2016 and December 31, 2015, $246,866 and $253,073, respectively, was due to the principal executive officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.15% at March 31, 2016 and December 31, 2015, respectively.  Interest expense associated with this loan was $3,915 and $2,707 for the three months ended March 31, 2016 and 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 8 - Related Party Transactions (continued)

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $322,059 and $280,659 for the periods ended March 31, 2016 and December 31, 2015, respectively.

The Company is in process of extending this agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 30, 2016, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Crown Luxe, Inc. was incorporated in the State of Delaware on March 5, 2014 in order to operate the Company’s first retail store located in Bergen County, New Jersey, which opened in the fourth quarter of 2014. We intend to provide another area for growth by establishing a retail outlet for the Company’s products.

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

Results of Operations

	Three Months Ended	Three Months Ended	Dollar Increase	Percent Increase
	March 31, 2016	March 31, 2015	(Decrease)	(Decrease)
Sales, net	$ 255,130	$ 264,136	$ (9,006)	(3.4%)

Gross Profit	$ 109,896	$ 155,489	$ (45,593)	(29.3%)

Gross Profit as a % of Sales	43.1%	58.9%

Sales

Net sales for the three months ended March 31, 2016 decreased $9,006 (3.4%) to $255,130, as compared to $264,136 for the three months ended March 31, 2015. This modest decrease is attributed to a slight decline in wholesale and retail sales offset partially by an increase in sales associated with R.S. Fisher. The Company intends to concentrate on its domestic operations and explore additional opportunities to expand its business.

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

Gross Profit

Gross profit for the three months ended March 31, 2016 decreased $45,593 (29.3%) to $109,896 as compared to $155,489 for the three months ended March 31, 2015.  This decrease in gross profit is primarily attributed to selling product at lower margins. For the three months ended March 31, 2016, our gross profit as a percentage of sales was 43.1% as compared to a gross profit as a percentage of sales of 58.9% for the three months ended March 31, 2015.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $64,325 (42.3%) for the three months ended March 31, 2016 to $216,567, as compared to $152,242 for the three months ended March 31, 2015 primarily as a result of expenses associated with the RS Fisher operations.

Loss from Operations

As a result of the above, we had a loss from operations of $106,671 for the three months ended March 31, 2016 as compared to income from operations of $3,247 for the three months ended March 31, 2015.

Other Income (Expense)

For the three months ended March 31, 2016, the Company had Other Expense of $6,911 as compared to Other Expense of $5,969 for the three months ended March 31, 2015. This increase in Other Expense is primarily attributed to an increase in interest expense offset partially by a decrease in the amortization of debt discount.

Net Income (Loss)

As a result of the above, we had a net loss of $113,582 for the three months ended March 31, 2016 as compared to a net loss of $2,622 for the three months ended March 31, 2015

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2016, compared to December 31, 2015:

	March 31, 2016	December 31, 2015	Increase/ (Decrease)

Current Assets	$1,454,086	$1,470,769	$(16,683)

Current Liabilities	$1,919,944	$1,856,884	$(63,060)

Working Capital	$(465,858)	$(386,115)	$(79,743)

Over the next twelve months we believe that our existing capital combined with cash from operations as well loans from the Company’s Chief Executive Officer will be sufficient to sustain our current operations. Our Chief Executive Officer has agreed to continue, from time to time as needed, to advance funds under similar terms as his current advances. It is anticipated that we will need to sell additional equity and/or debt securities in the event we locate potential mergers and/or acquisitions or require additional capital for our plan to establish retail stores.

Our working capital decreased $79,743 primarily due to an increase in accounts payable and accrued liabilities.

During the three months ended March 31, 2016, the Company had a net decrease in cash of $2,983. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.  For the three months ended March 31, 2016, the Company used $3,477 in cash for operations as compared to $144,680 in cash for the three months ended March 31, 2015. This decrease in cash used in operations is primarily attributed to change in accounts receivable.

Cash used in investing activities. Net cash used in investing activities was $1,750 for the three months ended March 31, 2016 as compared to $17,885 for the three months ended March 31, 2015, due to lower number of purchases of equipment.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2016 was $2,334 as compared to $214,771 for the three months ended March 31, 2015. This decrease is primarily the result of the Company not obtaining financing from third parties during the period ended March 31, 2016.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit and Notes Payable

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of March 31, 2016, have interest rates ranging from 3.99% to 52.9%.  As of March 31, 2016, we have outstanding balances related to these obligations of $349,163.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  As of March 31, 2016, the Company had outstanding convertible debt in the amount of $643,891, net of debt discount in the amount of $5,727.

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

Critical Accounting Policies

The Company prepares its financial statements in accordance with GAAP. Preparing financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2015 consolidated financial statements included in our Annual Report.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 ("Improvements to Employee Share-Based Payment Accounting") which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 ("Leases"), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On January 7, 2016, we issued 3,091,396 shares of common stock valued at $463 to Carebourn Capital L.P. (“Carebourn Capital”) for conversion of its convertible debt.

On January 8, 2016, we issued 3,091,396 shares of common stock valued at $357 to Carebourn Capital for conversion of its convertible debt.

On January 25, 2016, we issued 3,091,396 shares of common stock valued at $479 to Carebourn Capital for conversion of its convertible debt.

On February 3, 2016, we issued 3,848,788 shares of common stock valued at $654 to Carebourn Capital for conversion of its convertible debt.

On February11, 2016, we issued 4,037,379 shares of common stock valued at $646 to Carebourn Capital for conversion of its convertible debt.

On March 7, 2016, we issued 4,235,210 shares of common stock valued at $635 to Carebourn Capital for conversion of its convertible debt.

On March 21, 2016, we issued 4,442,736 shares of common stock valued at $600 to Carebourn Capital for conversion of its convertible debt.

On March 24, 2016, we issued 4,660,430 shares of common stock valued at $629 to Carebourn Capital for conversion of its convertible debt.

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

BERGIO INTERNATIONAL, INC.

Date: May 13, 2016	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)