Form 10-Q
period 2016-06-30
Bergio International, Inc.
filed 2016-08-15
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of August 12, 2016, there were 238,169,848 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS:
Current assets:
Cash	$3,998	$2,893
Accounts receivable, net of allowance for doubtful accounts of $98,819 at June 30, 2016 and December 31, 2015	489,692	51,100
Inventories	1,204,912	1,416,401
Deferred financing costs	-	375
Total current assets	1,698,602	1,470,769

Property and equipment, net	676,544	748,087

Other assets:
Investment in unconsolidated affiliate	5,828	5,828
Total other assets	5,828	5,828

Total assets	$2,380,974	$2,224,684

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$205,477	$148,919
Deferred compensation - CEO	366,809	280,659
Bank lines of credit, net	348,247	340,622
Convertible debt, net of discount of $1,965 and $9,489 at June 30, 2016 and December 31, 2015, respectively	642,204	644,592
Advances from Principal Executive Officer and accrued interest	267,642	253,073
Derivative liability	114,619	189,019
Total current liabilities	1,944,998	1,856,884

Total Liabilities	1,944,998	1,856,884

Commitments and contingencies

Stockholders' equity
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 143,968,982 and 69,272,518 issued and outstanding	1,437	691
Additional paid-in capital	7,454,746	7,445,512
Accumulated deficit	(7,154,792)	(7,246,263)
Total stockholders' equity	301,395	199,940
Non-controlling interest in R.S. Fisher, Inc.	134,585	167,860
Total equity	435,976	367,800
Total liabilities and stockholders' equity	$2,380,974	$2,224,684

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Sales, Net	548,679	353,976	803,809	618,112

Cost of Sales	250,721	302,864	395,955	411,511

Gross Profit	297,958	51,112	407,854	206,601

Selling, General and Administrative Expenses:
Selling, General and Administrative expenses	152,838	311,744	369,405	463,986

Total Selling, General and Administrative Expenses	152,838	311,744	369,405	463.986

Income (Loss) from Operations	145,120	(260,632)	38,449	(257,385)

Other Income (expense):
Other income	2,630	27	2,630	1,326
Interest Expense	(15,584)	(35,229)	(49,384)	(53,102)
Derivative Expense	-	(456,940)	-	(456,940)
Amortization of Debt Discount	(3,762)	(24,719)	(7,524)	(40,538)
Change in Fair Value of Derivatives	36,606	(72,086)	63,470	60,046
Gain on extinguishment of debt	6,768	3,659	10,930	3,659
Amortization of deferred financing costs	-	(3,952)	(375)	(5,330)
Total Other Income (Expense)	26,658	(485,010)	19,747	(490,879)

Income (Loss_ before income taxes	171,778	(745,642)	58,196	(748,264)

Provision for Income Taxes	-	-	-	-

Net income (loss)	$171,778	$(745,642)	$58,196	$(748,264)

Net loss attributable to the non-controlling interest in R.S. Fisher, Inc.	(8,786)	(4,014)	(33,275)	(4,014)

Net loss attributable to Bergio International, Inc.	$180,564	$(741,628)	$91,471	$(744,250)

Net Income (Loss) per Common Share:
Basic	$0.00	$(0.07)	$0.00	$(0.08)
Fully diluted	$0.00	$(0.07)	$0.00	$(0.08)

Weighted Average Shares:
Basic	117,791,761	10,372,074	100,931,600	9,326,768
Diluted	874,438,841	10,372,074	857,578,680	9,326,768

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OFCHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

AS OF JUNE 30, 2016

	Common Stock		Additional Paid in	Accumulated	Non- controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2015	7,398,736	$ 74	$ 7,178,296	$ (6,089,383)	$ -	$ 1,088,987

Issuance of stock for debt conversion	61,873,782	617	53,077	-	-	53,694
Intrinsic value associated with convertible note	-	-	36,000	-	-	36,000
To record interest in R.S. Fisher	-	-	178,139	-	171,153	349,292
Net loss	-	-	-	(1,156,880)	(3,293)	(1,160,173)

Balance at December 31, 2015	69,272,518	691	7,445,512	(7,246,263)	167,860	367,800

Issuance of stock for debt conversion	74,696,464	746	9,234	-	-	9,980
Net loss	-	-	-	91,471	(33,275)	58,196

Balance at June 30, 2016	143,968,982	$ 1,437	$ 7,454,746	$ (7,154,792)	$ 134,585	$ 435,976

	Preferred Stock
	Shares	Amount

Balance at January 1, 2015	51	$ -

Balance at December 31, 2015	51	$ -

Balance at June 30, 2016	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$91,471	$(744,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(33,275)	(4,014)
Depreciation and amortization	72,693	61,517
Amortization of debt discount and deferred financing costs	7,899	40,538
Interest expense associated with conversions	-	1,897
Gain on extinguishment of debt	(10,930)	(3,659)
Derivative expense	-	456,940
Change in fair value of derivative liabilities	(63,470)	(60,046)
Provision for bad debts	-	(7,422)

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(438,592)	(238,859)
Inventory	211,489	186,300
Increase (decrease) in:
Accounts payable and accrued liabilities	56,626
Deferred compensation	86,150	77,467
Net cash used in operating activities	(19,939)	(233,591)

Investing activities:
Capital expenditures	(1,150)	(141)
Net used in investing activities	(1,150)	(141)

Financing activities:
Advances of bank lines of credit, net	7,625	66,857
Proceeds from convertible debt	-	170,000
Advances from stockholder, net	14,569	(2,170)
Deferred offering costs	-	5,330
Net cash provided by financing activities	22,194	240,017

Net change in cash	1,105	6,285

Cash - beginning of periods	2,893	3,259

Cash - end of periods	$3,998	$9,544

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,436	$10,032
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock for convertible debt and accrued interest	$9,912	$28,843

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and statements of cash flows for the six months ended June 30, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016 (the “Annual Report”).

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

During the six months ended June 30, 2016, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2016 through the issuance of the accompanying financial statements.

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

Note 3 - Income (Loss) per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three and six months ended June 30, 2015, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6 below. For the three months and six months ended June 30, 2015 issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive

The following table sets forth the computation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Basic net income (loss) per share computation:
Net income (loss)	$180,564	$(741,628)	$91,471	$(744,250)
Weighted-average common shares outstanding	117,791,761	10,372,074	100,931,600	9,326,768
Basic net income (loss) per share	$0.00	$(0.07)	$0.00	$(0.08)
Diluted net income (loss) per share computation:
Net income (loss)	$180,564	$(741,628)	$91,471	$(744,250)
Weighted-average common shares outstanding	117,791,761	10,372,074	100,931,600	9,326,768
Incremental shares attributable to the shares issuable upon conversion of convertible debt	756,647,080	--	756,647,080	--
Total adjusted weighted-average shares	874,438,841	10,372,074	857,578,680	9,326,768
Diluted net income (loss) per share	$0.00	$(0.07)	$0.00	$(0.08)

4 - New Authoritative Accounting Guidance

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

4 - New Authoritative Accounting Guidance (continued)

In March 2016, the FASB issued ASU 2016-09 ("Improvements to Employee Share-Based Payment Accounting") which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

Note 5 - Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	June 30,	December 31,
	2016	2015
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. June 30, 2016 and December 31, 2015, the interest rates ranged from 3.99% to 52.9%.	$348,247	$340,622
Current maturities included in current liabilities	$348,247	$340,622

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

On October 17, 2014, the Company entered into a financing arrangement with Iliad to provide additional financing in the amount of up to $450,000 through the issuance of a Secured Convertible Promissory Note (the “Note”). The Company agreed to cover Iliad’s legal, accounting and other related fees in the amount of $5,000, which is included in the principal balance of the Note. The Note will accrue interest at the rate of 8% per annum until the Note is paid in full. Monies are to be drawn in eight tranches with the initial tranche in the amount of $105,000, and the remaining balance of $350,000 in 7 tranches of $50,000 each. The Company drew down the initial tranche on October 17, 2014. The Note has a maturity date of July 17, 2016. The Company is currently negotiating with the lender (see below).

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. There were no conversions during the six months ended June 30, 2016. The outstanding balance at June 30, 2016 and December 31, 2015 was $100,000, respectively, with accrued interest of $13,158 and $10,630 at June 30, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. There were no conversions during the six months ended June 30, 2016. The outstanding balances at June 30, 2016 and December 31, 2015 were $328,470 and $328,470, respectively, with accrued interest of $19,290 and $11,005 at June 30, 2016 and December 31, 2015, respectively.

During the three months ended June 30, 2016, the Company made a retail sale to a customer in the amount of $497,600. This customer holds convertible debt which the Company is obligated to pay them in the amount of approximately $428,000. The Company is currently negotiating an agreement with this customer to offset the convertible debt against the accounts receivable.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 6 - Convertible Debt (continued)

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance.  The notes are convertible into shares of the Company’s common stock based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. During the six months ended June 30, 2016, principal of $9,159 was converted into 67,852,048 shares of common stock. The outstanding balances at June 30, 2016 and December 31, 2015 were $39,974 and $49,133, respectively, with accrued interest of $6,442 and $4,249 at June 30, 2016 and December 31, 2015, respectively.

On April 7, 2015, the convertible promissory notes and accrued interest was assigned to Carebourn Capital L.P. (“Carebourn Capital”). All terms and conditions remained the same, except that notes are convertible into shares of the Company’s common stock equal to 50% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion.

KBM Worldwide

On February 4, 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the six months ended June 30, 2016. The outstanding balance at June 30, 2016 and December 31, 2015 was $41,260 with accrued interest of $5,253 and $3,584 at June 30, 2016 and December 31, 2015, respectively.

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc.  (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the six months ended June 30, 2016. The outstanding balance at June 30, 2016 and December 31, 2015 was $38,000 with accrued interest of $4,028 and $3,584 at June 30, 2016 and December 31, 2015, respectively.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the six months ended June 30, 2016. The outstanding balance at March 31, 2016 and December 31, 2015 was $33,000 with accrued interest of $3,029 and $1,695 at June 30, 2016 and December 31, 2015, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 6 - Convertible Debt (continued)

LG Capital Funding, LLC

On May 4, 2015, the Company entered into an 8% convertible note in the amount of $36,750 with LG Capital Funding, LLC (“LG Capital”). The principal and accrued interest is payable on or before May 4, 2016. The holder, at its option, may elect to convert all or part ofsuch note the Company’s common stock at a price equal to 60% of the lowest trading prices during the 20 days prior to the date of conversion. During the six months ended June 30, 2016, principal of $753 and interest of $68 was converted into 6,844,416 shares of common stock. The outstanding balances at June 30, 2016 and December 31, 2015 were $35,687 and $36,440, respectively, with accrued interest of $3,442 and $1,968 at June 30, 2016 and December 31, 2015, respectively.

JMJ Financial

On April 15 2015, the Company entered into a $250,000 convertible note with JMJ Financial. The consideration was $225,000 and $25,000 original issue discount.  The principal and accrued interest is payable on or before May 4, 2016. On April 15, 2015, the Company borrowed $25,000 of this amount. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock at a price equal to the lesser of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion. There were no conversions during the six months ended June 30, 2016. The outstanding balance at June 30, 2016 and December 31, 2015 was $27,778 with accrued interest of $2,625 and $1,501 at June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, total convertible debt was $642,204 and $644,592, respectively, net of debt discount of $1,965 and $9,489, respectively.

Note 7 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $3,762 and $7,524 for the three and six months ended June 30, 2016, respectively, as compared to $24,719 and $40,538 for the three and six months ended June 30, 2015, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of June 30, 2016 and December 31, 2015, the derivative liability was $114,619 and $189,019, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at March 31, 2016:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $0.0002 at June 30, 2016.

Variable Conversion Prices - The conversion price was based on: (i) 50% of the average closing bid price during the preceding ten consecutive trading days immediately prior to the conversion at June 30, 2016 for Carebourn Capital; (ii) 60% of the lowest trading prices during the 20 days prior to the date of conversion at June 30,2016 for LG Capital; (iii)  the lower of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion at June 30, 2016 for JMJ Financial.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 34 to 289 days at June 30, 2016.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 7 - Derivative Liability (continued)

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at June 30, 2016 ranged from 0.20% to 0.45%, based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 415.12% at June 30, 2016.

Note 8 - Related Party Transactions

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At June 30, 2016 and December 31, 2015, $267,642 and $253,073, respectively, was due to the principal executive officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.15% at June 30, 2016 and December 31, 2015, respectively.  Interest expense associated with this loan was $4,101 and $8,106 for the three and six months ended June 30, 2016 as compared to $1,453 and $3,038 for the three and six months ended June 30, 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $366,809 and $280,659 for the periods ended June 30, 2016 and December 31, 2015, respectively.

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

Results of Operations

	Three Months Ended	Three Months Ended	Dollar Increase	Percent Increase
	June 30, 2016	June 30, 2015	(Decrease)	(Decrease)
Sales, net	$ 548,679	$ 353,976	$ 194,703	55.0%

Gross Profit	$ 297,958	$ 51,112	246,846	483.0%

Gross Profit as a % of Sales	54.3%	14.4%

	Six Months Ended	Six Months Ended	Dollar Increase	Percent Increase
	June 30, 2016	June 30, 2015	(Decrease)	(Decrease)
Sales, net	$ 803,809	$ 618,112	$ 185,897	30.1%

Gross Profit	$ 407,854	$ 206,601	$ 201,253	97.4%

Gross Profit as a % of Sales	50.7%	33.4%

Sales

Net sales for the three months ended June 30, 2016 increased $194,703 (55%) to $548,679, as compared to $353,976 for the three months ended June 30, 2015. This increase is primarily attributed to a large sale to a retail customer in the amount of $497,600, which accounted for a majority of the sales for the current quarter.  The receivable from this sale is intended to be offset with convertible debt which the Company owes to this customer (See Convertible Debt in Liquidity and Capital Resources below). The Company intends to concentrate on its domestic operations and explore additional opportunities to expand its business. However, there has been a general slowdown in the market for the Company’s products.

Net sales for the six months ended June 30, 2016 increased $185,894 (30.1%) to $803,809, as compared to $618,112 for the six months ended June 30, 2015. This increase is primarily attributed to a large sale to a retail customer in the amount of $497,600, which accounted for a majority of the sales for the current quarter.  The receivable from this sale is intended to be offset with convertible debt which the Company owes to this customer (Liquidity and Capital Resources below). The Company intends to concentrate on its domestic operations and explore additional opportunities to expand its business. However, there has been a general slowdown in the market for the Company’s products.

Gross Profit

Gross profit for the three and six months ended June 30, 2016 increased $246,846 (483%) and $201,253 (97.4%) to $297,958 and $407,854, respectively, as compared to $51,112 and $206,601 for the three and six months ended June 30, 2015, respectively.  This increase in gross profit is primarily attributed to the large retail sale noted above which had a high gross profit. For the three months ended June 30, 2016, our gross profit as a percentage of sales was 54.3% as compared to a gross profit as a percentage of sales of 14.4% for the three months ended June 30, 2015. For the six months ended June 30, 2016, our gross profit as a percentage of sales was 50.7% as compared to a gross profit as a percentage of sales of 33.4% for the six months ended June 30, 2015.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $158,906 (51%) and $94,581 (20.4%) to $152,838 and $369,405 for the three and six months ended June 30, 2016, respectively, as compared to $311,744 and $463,986 for the three and six months ended June 30, 2015, respectively. This decrease is primarily the result of lower marketing expenses and professional fees.

Income (Loss) from Operations

As a result of the above, we had income from operations of $145,120 for the three months ended June 30, 2016 as compared to a loss from operations of $260,632 for the three months ended June 30, 2015. For the six months ended June 30, 2016 we had income from operations in the amount of 38,449 as compared to a loss from operations in the amount of $257,385 for the six months ended June 30, 2015.

Other Income (Expense)

For the three months ended June 30, 2016, the Company had Other Income of $26,658 as compared to Other Expense of $485,010 for the three months ended June 30, 2015. This decrease in Other Expense is primarily attributed to lower derivative expense for the three months ended June 30, 2016.

For the six months ended June 30, 2016, the Company had Other Income of $19,747 as compared to Other Expense of $490,879 for the six months ended June 30, 2015. This decrease in Other Expense is primarily attributed to lower derivative expense for the six months ended June 30, 2016.

Net Income (Loss)

As a result of the above, we had net income of $171,778 for the three months ended June 30, 2016 as compared to a net loss of $745,642 for the three months ended June 30, 2015. For the six months ended June 30, 2016, we had net income of $58,196 as compared to a net loss of $748,264 for the six months ended June 30, 2015

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2016, compared to December 31, 2015:

	June 30, 2016	December 31, 2015	Increase/ (Decrease)

Current Assets	$1,698,602	$1,470,769	$227,833

Current Liabilities	$1,944,998	$1,856,884	$88,114

Working Capital	$(246,396)	$(386,115)	$139,719

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

Our working capital increased $139,719 primarily due to an increase in accounts receivable (see Convertible Debt below).

During the six months ended June 30, 2016, the Company had a net increase in cash of $1,150. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities

For the six months ended March 31, 2016, the Company used $19,939 in cash for operations as compared to $233,591 in cash for the six months ended June 31, 2015. This decrease in cash used in operations is primarily attributed change in accounts receivable offset partially by the decrease in inventory and the increase in operating income.

Cash used in investing activities

Net cash used in investing activities was $1,150 for the six months ended June 30, 2016 as compared to $141 for the six months ended June 30, 2015, due to a modest increase in purchases of equipment.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $22,194 as compared to $240,017 for the six months ended June 30, 2015. This decrease is primarily the result of the lower proceeds from convertible debt and bank lines of credit.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit and Notes Payable

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of June 30, 2016, have interest rates ranging from 3.99% to 52.9%.  As of June 30, 2016, we have outstanding balances related to these obligations of $348,247.

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  As of June 30, 2016, the Company had outstanding convertible debt in the amount of $642,204, net of debt discount in the amount of $1,965. During the three months ended June 30, 2016, the Company made a retail sale to a customer in the amount of $497,600. This customer holds convertible debt which the Company is obligated to pay them in the amount of approximately $428,000. The Company is currently negotiating an agreement with this customer to offset the convertible debt against the accounts receivable.

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

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 ("Improvements to Employee Share-Based Payment Accounting") which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 20, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2016, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On April 11, 2016, we issued 4,435,767 shares of common stock valued at $643 to Carebourn Capital L.P. (“Carebourn Capital”) for conversion of its convertible debt.

On April 20, 2016, we issued 4,435,767 shares of common stock valued at $577 to Carebourn Capital for conversion of its convertible debt.

On May 13, 2016, we issued 5,323,496 shares of common stock valued at $719 to Carebourn Capital for conversion of its convertible debt.

On May 20, 2016, we issued 5,584,347 shares of common stock valued at $698 to Carebourn Capital for conversion of its convertible debt.

On June 2, 2016, we issued 5,857,980 shares of common stock valued at $644 to Carebourn Capital for conversion of its convertible debt.

On June 8, 2016, we issued 5,857,980 shares of common stock valued at $644 to Carebourn Capital for conversion of its convertible debt.

On June 14, 2016, we issued 5,857,980 shares of common stock valued at $615 to Carebourn Capital for conversion of its convertible debt.

On June 22, 2016, we issued 6,844,416 shares of common stock valued at $889 to Carebourn Capital for conversion of its convertible debt.

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

BERGIO INTERNATIONAL, INC.

Date: August 15, 2016	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)