Form 10-Q
period 2016-09-30
Bergio International, Inc.
filed 2016-11-14
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 14, 2016, there were 1,219,605,989 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS:

Current assets:
Cash	$-	$2,893
Accounts receivable, net of allowance for doubtful accounts of $88,087 and $98,819 at September 30, 2016 and December 31, 2015, respectively	483,182	51,100
Inventories	1,153,076	1,416,401
Deferred financing costs	-	375
Total current assets	1,636,258	1,470,769

Property and equipment, net	631,006	748,087

Other assets:
Investment in unconsolidated affiliate	5,828	5,828
Total other assets	5,828	5,828

Total assets	$2,273,092	$2,224,684

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued liabilities	$213,593	$148,919
Deferred compensation - CEO	409,559	280,659
Bank lines of credit, net	345,962	340,622
Convertible debt, net of discount of $-0- and $9,489 at September 30, 2016 and December 31, 2015, respectively	622,028	644,592
Advances from Principal Executive Officer and accrued interest	255,125	253,073
Derivative liability	120,946	189,019
Total current liabilities	1,967,213	1,856,884

Total Liabilities	1,967,213	1,856,884

Commitments and contingencies

Stockholders' equity
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 563,815,056 and 69,272,518 issued and outstanding	5,635	691
Additional paid-in capital	7,474,084	7,445,512
Accumulated deficit	(7,299,329)	(7,246,263)
Total stockholders' equity	180,390	199,940
Non-controlling interest in R.S. Fisher, Inc.	125,489	167,860
Total equity	305,879	367,800

Total liabilities and stockholders' equity	$2,273,092	$2,224,684

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Sales, Net	$88,986	$131,880	$892,795	$749,992

Cost of Sales	88,358	75,444	484,313	486,956

Gross Profit	628	56,435	408,482	263,036

Selling, General and Administrative Expenses:
Selling, General and Administrative expenses	121,685	196,404	491,090	660,390

Total Selling, General and Administrative Expenses	121,685	196,404	491,090	660,390

Income (Loss) from Operations	(121,057)	(139,969)	(82,608)	(397,354)

Other Income (expense):
Other income	-	-	2,630	1,326
Interest Expense	(24,284)	(25,668)	(73,668)	(78,770)
Derivative Expense	-	-	-	(456,940)
Amortization of Debt Discount	(1,965)	(68,958)	(9,489)	(109,496)
Change in Fair Value of Derivatives	(34,026)	415,530	29,444	475,576
Gain on extinguishment of debt	27,699	43,156	38,629	46,815
Amortization of deferred financing costs	-	(5,634)	(375)	(10,964)
Total Other Income (Expense)	(32,576)	358,426	(12,829)	(132,453)

Income (Loss) before income taxes	(153,633)	218,457	(95,437)	(529,807)

Provision for Income Taxes	-	-	-	-

Net income (loss)	$(153,633)	$218,457	$(95,437)	$(529,807)

Net loss attributable to the non-controlling interest in R.S. Fisher, Inc.	(9,096)	(16,602)	(42,371)	(20,616)

Net loss attributable to Bergio International, Inc.	$(144,537)	$235,059	$(53,066)	$(509,191)

Net Income (Loss) per Common Share:
Basic	$(0.00)	$0.01	$(0.00)	$(0.04)
Fully diluted	$(0.00)	$0.00	$(0.00)	$(0.04)

Weighted Average Shares:
Basic	292,584,549	20,626,362	165,282,226	13,134,690
Diluted	292,584,549	144,509,901	165,282,226	13,134,690

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OFCHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

AS OF SEPTEMBER 30, 2016

	Common Stock		Additional Paid in	Accumulated	Non-controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2015	7,398,736	$74	$7,178,296	$(6,089,383)	$-	$1,088,987

Issuance of stock for debt conversion	61,873,782	617	53,077	-	-	53,694
Intrinsic value associated with convertible note	-	-	36,000	-	-	36,000
To record interest in R.S. Fisher	-	-	178,139	-	171,153	349,292
Net loss	-	-	-	(1,156,880)	(3,293)	(1,160,173)

Balance at December 31, 2015	69,272,518	691	7,445,512	(7,246,263)	167,860	367,800

Issuance of stock for debt conversion	494,542,538	4,944	28,572	-	-	33,516
Net loss	-	-	-	(53,066)	(42,371)	(95,437)

Balance at September 30, 2016	563,815,056	$5,635	$7,474,084	$(7,299,329)	$125,489	$305,879

	Preferred Stock
	Shares	Amount
Balance at January 1, 2015	51	$ -

Balance at December 31, 2015	51	$ -

Balance at September 30, 2016	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(53,066)	$(509,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(42,371)	(20,616)
Depreciation and amortization	118,231	97,710
Amortization of debt discount and deferred financing costs	9,864	120,460
Interest expense associated with conversions	-	1,897
Gain on extinguishment of debt	(38,629)	(46,815)
Derivative expense	-	456,940
Change in fair value of derivative liabilities	(29,444)	(475,576)
Provision for bad debts	(10,732)	(7,422)

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(421,350)	(283,110)
Inventory	263,325	237,186
Increase (decrease) in:
Accounts payable and accrued liabilities	66,137	72,390
Deferred compensation	128,900	107,518
Net cash used in operating activities	(9,135)	(248,629)

Investing activities:
Capital expenditures	(1,150)	(3,466)
Net used in investing activities	(1,150)	(3,466)

Financing activities:
Advances of bank lines of credit, net	5,340	76,627
Proceeds from convertible debt	-	170,000
Advances from stockholder, net	2,052	17,209
Deferred offering costs	-	(15,000)
Net cash provided by financing activities	7,392	248,836

Net change in cash	(2,893)	(3,259)

Cash - beginning of periods	2,893	3,259

Cash - end of periods	$-0-	$-0-

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,896	$14,709
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock for convertible debt and accrued interest	$32,053	$49,261

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, and statements of cash flows for the nine months ended September 30, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.  The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016 (the “Annual Report”).

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

During the nine months ended September 30, 2016, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

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

Note 3 - Income (Loss) per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three and nine months ended September 30, 2016, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6 below. For the nine months ended September 30, 2015 common shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive

The following table sets forth the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic net income (loss) per share computation:
Net income (loss)	$(144,537)	$235,059	$(53,066)	$(509,191)
Weighted-average common shares outstanding	292,584,549	20,626,362	165,282,226	13,134,690
Basic net income (loss) per share	$(0.00)	$0.01	$(0.00)	$(0.04)
Diluted net income (loss) per share computation:
Net income (loss)	$(144,537)	$235,059	$(53,066)	$(509,191)
Weighted-average common shares outstanding	292,584,549	20,626,362	165,282,226	13,134,690
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	123,883,539	--	--
Total adjusted weighted-average shares	292,584,549	144,509,901	165,282,226	13,134,690
Diluted net income (loss) per share	$(0.00)	$0.00	$(0.00	$(0.04)

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

Note 5 - Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	September 30,	December 31,
	2016	2015
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. September 30, 2016 and December 31, 2015, the interest rates ranged from 3.99% to 52.9%.	$345,692	$340,622
Current maturities included in current liabilities	$345,692	$340,622

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. There were no conversions during the nine months ended September 30, 2016. The outstanding balance at September 30, 2016 and December 31, 2015 was $100,000, respectively, with accrued interest of $14,436 and $10,630 at September 30, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. There were no conversions during the nine months ended September 30, 2016. The outstanding balances at September 30, 2016 and December 31, 2015 were $328,470 and $328,470, respectively, with accrued interest of $23,478 and $11,005 at September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016, the Company made a retail sale to a customer in the amount of $497,600. This customer holds convertible debt which the Company is obligated to pay them in the amount of approximately $428,000. The Company is currently negotiating an agreement with this customer to offset the convertible debt against the accounts receivable.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Convertible Debt (continued)

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance. The notes are convertible into shares of the Company’s common stock based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. During the nine months ended September 30, 2016, principal of $16,843 was converted into 244,880,876 shares of common stock. The outstanding balances at September 30, 2016 and December 31, 2015 were $32,290 and $49,133, respectively, with accrued interest of $7,442 and $4,249 at September 30, 2016 and December 31, 2015, respectively.

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

KBM Worldwide

On February 4, 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the nine months ended September 30, 2016, principal and interest of $710 was converted into 11,833,333 shares of common stock. The outstanding balance at September 30, 2016 and December 31, 2015 were $40,590 and $41,260, respectively, with accrued interest of $6,083 and $3,584 at September 30, 2016 and December 31, 2015, respectively.

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the nine months ended September 30, 2016. The outstanding balances at September 30, 2016 and December 31, 2015 were $38,000 with accrued interest of $4,805 and $3,584 at September 30, 2016 and December 31, 2015, respectively.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the nine months ended September 30, 2016. The outstanding balance at September 30, 2016 and December 31, 2015 was $33,000 with accrued interest of $3,696 and $1,695 at September 30, 2016 and December 31, 2015, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Convertible Debt (continued)

LG Capital Funding, LLC

On May 4, 2015, the Company entered into an 8% convertible note in the amount of $36,750 with LG Capital Funding, LLC (“LG Capital”). The principal and accrued interest is payable on or before May 4, 2016. The holder, at its option, may elect to convert all or part of such note the Company’s common stock at a price equal to 60% of the lowest trading prices during the 20 days prior to the date of conversion. During the nine months ended September 30, 2016, principal of $14,540 and interest of $1,423 was converted into 237,828,329 shares of common stock. The outstanding balances at September 30, 2016 and December 31, 2015 were $21,900 and $36,440, respectively, with accrued interest of $4,047 and $1,968 at September 30, 2016 and December 31, 2015, respectively.

JMJ Financial

On April 15 2015, the Company entered into a $250,000 convertible note with JMJ Financial. The consideration was $225,000 and $25,000 original issue discount.  The principal and accrued interest is payable on or before May 4, 2016. On April 15, 2015, the Company borrowed $25,000 of this amount. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock at a price equal to the lesser of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion. There were no conversions during the nine months ended September 30, 2016. The outstanding balance at September 30, 2016 and December 31, 2015 was $27,778 with accrued interest of $3,193 and $1,501 at September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, total convertible debt was $622,028 and $644,592, respectively, net of debt discount of $-0- and $9,489, respectively.

Note 7 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $1,965 and $9,489 for the three and nine months ended September 30, 2016, respectively, as compared to $68,958 and $109,496 for the three and nine months ended September 30, 2015, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of September 30, 2016 and December 31, 2015, the derivative liability was $120,946 and $189,019, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at September 30, 2016:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $0.0001 at September 30, 2016.

Variable Conversion Prices - The conversion price was based on: (i) 50% of the average closing bid price during the preceding ten consecutive trading days immediately prior to the conversion at September 30, 2016 for Carebourn Capital; (ii) 60% of the lowest trading prices during the 20 days prior to the date of conversion at September 30,2016 for LG Capital; (iii)  the lower of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion at September 30, 2016 for JMJ Financial.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Derivative Liability (continued)

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 92 to 197 days at September 30, 2016.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at September 30, 2016 ranged from 0.29% to 0.59%, based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 480.04% at September 30, 2016.

Note 8 - Related Party Transactions

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At September 30, 2016 and December 31, 2015, $255,125 and $253,073, respectively, was due to the principal executive officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.50% at September 30, 2016 and 3.15% at December 31, 2015.  Interest expense associated with this loan was $4,367 and $12,473 for the three and nine months ended September 30, 2016 as compared to $4,455 and $7,493 for the three and nine months ended September 30, 2015, respectively. No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $409,599 and $280,659 for the periods ended September 30, 2016 and December 31, 2015, respectively.

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

Note 10 - Subsequent Events

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2016 through the issuance of the accompanying financial statements, and determined that there were no reportable events.

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

Results of Operations

	Three Months Ended	Three Months Ended	Dollar Increase	Percent Increase
	September 30, 2016	September 30, 2015	(Decrease)	(Decrease)
Sales, net	$ 88,986	$ 131,880	$ 42,894	(32.5%)

Gross Profit	$ 628	$ 56,435	55,807	(98.9%)

Gross Profit as a % of Sales	0.7%	42.7%

	Nine Months Ended	Nine Months Ended	Dollar Increase	Percent Increase
	September 30, 2016	September 30, 2015	(Decrease)	(Decrease)
Sales, net	$ 892,795	$ 749,992	$ 142,803	19.0%

Gross Profit	$ 408,482	$ 263,036	$ 145,446	55.3%

Gross Profit as a % of Sales	45.8%	35.1%

Sales

Net sales for the three months ended September 30, 2016 decreased $42,894 (32.5%) to $88,986, as compared to $131,880 for the three months ended September 30, 2015. This decrease is attributed to a decline in wholesale and retail sales. The Company intends to concentrate on its domestic operations and explore additional opportunities to expand its business. However, there has been a general slowdown in the market for the Company’s products.

Net sales for the nine months ended September 30, 2016 increased $142,803 (19.0%) to $892,795, as compared to $749,992 for the nine months ended September 30, 2015. This increase is primarily attributed to a large sale to a retail customer in the amount of $497,600, which accounted for approximately 55% of the sales for nine months ended September 30, 2016.  The receivable from this sale is intended to be offset with convertible debt which the Company owes to this customer (Liquidity and Capital Resources below). The Company intends to concentrate on its domestic operations and explore additional opportunities to expand its business. However, there has been a general slowdown in the market for the Company’s products.

Gross Profit

Gross profit for the three months ended September 30, 2016 decreased $55,807 (98.9%) to $628, as compared to $56,435 for the three months ended September 30, 2015.  This decrease in gross profit is primarily attributed to the selling of inventory at a substantial discount to provide cash for operations. For the three months ended September 30, 2016, our gross profit as a percentage of sales was 0.7% as compared to a gross profit as a percentage of sales of 42.7% for the three months ended September 30, 2015.

Gross profit for the nine months ended September 30, 2016 increased $145,446 (55.3%) to $ $408,482, as compared to $263,036 for the nine months ended September 30, 2015.  This increase in gross profit is primarily attributed to the large retail sale noted above which had a high gross profit.  For the nine months ended September 30, 2016, our gross profit as a percentage of sales was 45.8% as compared to a gross profit as a percentage of sales of 35.1% for the nine months ended September 30, 2015.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $74,719 (38%) and $169,300 (25.6%) to $121,685 and $491,090 for the three and nine months ended September 30, 2016, respectively, as compared to $196,404 and $660,390 for the three and nine months ended September 30, 2015, respectively. This decrease is primarily the result of lower marketing expenses and professional fees.

Income (Loss) from Operations

As a result of the above, we had losses from operations of $121,057 and $82,608 for the three and nine months ended September 30, 2016 as compared to a losses from operations of $139,969 and $397,354 for the three and nine months ended September 30, 2015.

Other Income (Expense)

For the three months ended September 30, 2016, the Company had Other Expense of $32,576 as compared to Other Income of $358,426 for the three months ended September 30, 2015. This decrease in Other Income is primarily attributed to the change in the fair value of the derivatives wherein for the three months ended September 30, 2016 the Company had a loss of $34,026 as compared to a gain of $415,530 for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, the Company had Other Expense of $12,829 as compared to Other Expense of $132,453 for the nine months ended September 30, 2015. This decrease in Other Expense is primarily attributed to lower amortization expense for the nine months ended September 30, 2016. The gain on the change in the fair value of the derivatives was mostly offset by the derivative expense.

Net Income (Loss)

As a result of the above, we had a net loss of $153,633 for the three months ended September 30, 2016 as compared to net income of $218,457 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we had a net loss of $95,437 as compared to a net loss of $529,807 for the nine months ended September 30, 2015

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2016, compared to December 31, 2015:

	September 30, 2016	December 31, 2015	Increase/ (Decrease)

Current Assets	$1,636,258	$1,470,769	$165,489

Current Liabilities	$1,967,213	$1,856,884	$(110,329)

Working Capital	$(330,955)	$(386,115)	$55,160

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

Our working capital increased $55,160 primarily due to an increase in accounts receivable (see Convertible Debt below).

During the nine months ended September 30, 2016, the Company had a net decrease in cash of $2,893. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.

For the nine months ended September 30, 2016, the Company used $9,135 in cash for operations as compared to $248,629 in cash for the nine months ended September 30, 2015. This decrease in cash used in operations is primarily attributed change in accounts receivable offset partially by the decrease in inventory and the increase in operating income.

Cash used in investing activities. Net cash used in investing activities was $1,150 for the nine months ended September 30, 2016 as compared to $3,466 for the nine months ended September 30, 2015, due to a decrease in purchases of equipment.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2016 was $7,392 as compared to $248,836 for the nine months ended September 30, 2015. This decrease is primarily the result of the lower proceeds from convertible debt and bank lines of credit.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit and Notes Payable

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of September 30, 2016, have interest rates ranging from 3.99% to 52.9%.  As of September 30, 2016, we have outstanding balances related to these obligations of $345,962.

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  As of September 30, 2016, the Company had outstanding convertible debt in the amount of $622,028. During the nine months ended September 30, 2016, the Company made a retail sale to a customer in the amount of $497,600. This customer holds convertible debt which the Company is obligated to pay them in the amount of approximately $428,000. The Company is currently negotiating an agreement with this customer to offset the convertible debt against the accounts receivable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On July 1, 2016, we issued 5,857,980 shares of common stock valued at $557 to Carebourn Capital L.P. (“Carebourn Capital”) for conversion of its convertible debt.

On July 26, 2016, we issued 8,870,317 shares of common stock valued at $532 to Carebourn Capital for conversion of its convertible debt.

On August 5, 2016, we issued 8,870,317 shares of common stock valued at $532 to Carebourn Capital for conversion of its convertible debt.

On August 11, 2016, we issued 10,660,538 shares of common stock valued at $580 to Carebourn Capital for conversion of its convertible debt.

On August 23, 2016, we issued 13,346,851 shares of common stock valued at $200 to Carebourn Capital for conversion of its convertible debt.

On August 26, 2016, we issued 13,346,851 shares of common stock valued at $601 to Carebourn Capital for conversion of its convertible debt.

On August 31, 2016, we issued 13,346,851 shares of common stock valued at $135 to Carebourn Capital for conversion of its convertible debt.

On September 13, 2016, we issued 13,346,851 shares of common stock valued at $467 to Carebourn Capital for conversion of its convertible debt.

On September 14, 2016, we issued 19,530,573 shares of common stock valued at $586 to Carebourn Capital for conversion of its convertible debt.

On September 22, 2016, we issued 19,530,500 shares of common stock valued at $978 to Carebourn Capital for conversion of its convertible debt.

On September 27, 2016, we issued 25,161,199 shares of common stock valued at $1,258 to Carebourn Capital for conversion of its convertible debt.

On September 27, 2016, we issued 25,160,000 shares of common stock valued at $1,258 to Carebourn Capital for conversion of its convertible debt.

On August 24, 2016, we issued 11,833,333 shares of common stock valued at $710 to KBM Worldwide for conversion of its convertible debt and accrued interest.

On July1, 2016, we issued 7,192,250 shares of common stock valued at $790 to LG Capital Funding for conversion of its convertible debt.

On July7, 2016, we issued 7,556,416 shares of common stock valued at $907 to LG Capital Funding for conversion of its convertible debt and accrued interest.

On July14, 2016, we issued 7,842,416 shares of common stock valued at $941 to LG Capital Funding for conversion of its convertible debt and accrued interest.

On July 19, 2016, we issued 8,608,833 shares of common stock valued at $517 to LG Capital Funding for conversion of its convertible debt and accrued interest.

On August 5, 2016, we issued 18,794,500 shares of common stock valued at $1,128 to LG Capital Funding for conversion of its convertible debt and accrued interest.

On August 9, 2016, we issued 20,607,833 shares of common stock valued at $1,236 to LG Capital Funding for conversion of its convertible debt and accrued interest.

On August 22, 2016, we issued 23,554,333 shares of common stock valued at $1,413 to LG Capital Funding for conversion of its convertible debt and accrued interest.

On August 26, 2016, we issued 29,368,333 shares of common stock valued at $1,762 to LG Capital Funding for conversion of its convertible debt and accrued interest.

On August 31, 2016, we issued 31,609,333 shares of common stock valued at $1,897 to LG Capital Funding for conversion of its convertible debt and accrued interest.

On September 13, 2016, we issued 31,413,500 shares of common stock valued at $1,885 to LG Capital Funding for conversion of its convertible debt and accrued interest.

On September 22, 2016, we issued 44,436,166 shares of common stock valued at $2,666 to LG Capital Funding for conversion of its convertible debt and accrued interest.

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

BERGIO INTERNATIONAL, INC.

Date: November 14, 2016	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)