Form 10-K
period 2016-12-31
Bergio International, Inc.
filed 2017-04-17
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock (par value $0.00001 per share) held by non-affiliates on June 30, 2016 (the last business day of our most recently completed second fiscal quarter) was $367,368 using the closing price on June 30, 2016.

As of April 17, 2017, the registrant had 2,201,451,971 shares of common stock, par value $0.00001 per share, outstanding.

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

We intend to acquire design and manufacturing firms both domestically and internationally. We intend to locate potential candidates through our relationships in the industry.  However, as of the date of this report, we do not have any binding agreements with any potential acquisition candidates.

On March 5, 2014, the Company formed a wholly-owned subsidiary called Crown Luxe, Inc. in the State of Delaware (“Crown Luxe”).  Crown Lux was established to operate the Company’s first retail store, which was opened in Bergen County, New Jersey in the fourth quarter of 2014.  It is our intent to provide another area for growth by establishing retail outlets for the Company’s products.

On June 1, 2015, the Company acquired a 51% interest in R.S. Fisher, Inc., a Delaware corporation, in exchange for funding the company’s operations.  The minority shareholder contributed jewelry molds and inventory valued at $349,292. The Company discontinued its business with RS Fisher, effective January 1, 2017, and wrote-off the assets as of December 31, 2016.

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

Our product range is divided into three fashion lines: (i) an 18K gold line, (ii) a bridal line, and (iii) a couture and/or one of kind pieces. Our Chief Executive Officer and director, Mr. Abajian, consults regularly with the design teams to design and create new products and product lines. Typically, new products come on line approximately every year and most recently, Bergio collections include Byzantine, Cestino, and Safari Collections, which consist of approximately 35 pieces made with pink gold and diamonds. Our offerings also include the Sistina and Rocca Collections. Depending on the timing and styling at any point in time, our products and collections would fall in one of the various categories shown below:

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

Our management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to remain competitive. Recently the U.S. economy has encountered a slowdown and Bergio anticipates the U.S. economy will most likely remain weak at least through the end of 2017. Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy. Consumer discretionary spending generally declines during times of falling consumer confidence, which may affect the retail sale of our products. U.S. consumer confidence reflected these slowing conditions throughout the last few years. The impact of the slowing U.S. economy is not usually known until the third quarter of any given year in our industry, thus it is hard to estimate the actual impact the slowing economy will have on our business.

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

Customers

During the years ended December 31, 2016 and 2015, the Company had no single customer that accounted for over 5% or more of our annual sales.

As of December 31, 2016 accounts receivable, net amounted to only $5,594 and no one customer represented a significant amount of this balance. As of December 31, 2015, one customer represented 11.9% of net accounts receivable

All of our sales are generated from our customer base of 50 customers.

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

Research and Development

There were no expenses incurred for research and development in 2016 and 2015.

Employees

As of April 14, 2017, we had three full-time employees and three part-time employees. Of our current employees, one is sales and marketing personnel, two are manufacturing and three hold administrative and executive positions.  No personnel are covered by a collective bargaining agreement. We use the services of independent consultants and contractors from time to time when needed.

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

For the year ended December 31, 2016, we incurred a net loss of $744,070 and had negative7working capital of $625,537. As of December 31, 2016, we have an accumulated deficit of $7,801,281. We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We currently have sufficient cash and credit availability to sustain our operations for a period of approximately two months. Management estimates that it will need approximately $500,000 over the next twelve months to fund all of the Company’s current product development and marketing projects. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted and unrestricted shares of our common stock. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material.

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

Years Ended December 31,
2015	High	Low
First Quarter	$0.0220	$0.0020
Second Quarter	0.0265	0.0031
Third Quarter	0.0038	0.0009
Fourth Quarter	0.0010	0.0002
2016
First Quarter	$0.0006	$0.0002
Second Quarter	0.0005	0.0002
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0003	0.0001

b) Holders

As of December 31, 2016, the Company has 38 shareholders of record of its issued and outstanding common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016, we had an incentive stock and award plan under which 200,000 shares had been reserved for issuance. The following table shows information with respect this plan as of the fiscal year ended December 31, 2015:

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

2011 Incentive Stock and Award Plan

In May 2011, the board of directors (the “Board”) of the Company adopted the 2011 Incentive Stock and Award Plan (the “Plan”) which reserved for issuance up to 5,000 shares of its common stock.   The Plan, which has a term of ten years from the date of adoption, is administered by the Board or by a committee appointed by the Board. The selection of participants, allotment of shares, and other conditions related to the grant of options, to the extent not set forth in the Plan, and are determined by the Board.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we have issued the following securities  which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

1)

On January 7, 2016, we issued 3,091,396 shares of common stock valued at $463 to Carebourn Capital for conversion of its convertible debt.

2)

On January 8, 2016, we issued 3,091,396 shares of common stock valued at $357 to Carebourn Capital for conversion of its convertible debt.

3)

On January 25, 2016, we issued 3,091,396 shares of common stock valued at $479 to Carebourn Capital for conversion of its convertible debt.

4)

On February 3, 2016, we issued 3,848,788 shares of common stock valued at $654 to Carebourn Capital for conversion of its convertible debt.

5)

On February11, 2016, we issued 4,037,379 shares of common stock valued at $646 to Carebourn Capital for conversion of its convertible debt.

6)

On March 7, 2016, we issued 4,235,210 shares of common stock valued at $635 to Carebourn Capital for conversion of its convertible debt.

7)

On March 21, 2016, we issued 4,442,736 shares of common stock valued at $600 to Carebourn Capital for conversion of its convertible debt.

8)

On March 24, 2016, we issued 4,660,430 shares of common stock valued at $629 to Carebourn Capital for conversion of its convertible debt.

9)

On April 11, 2016, we issued 4,435,767 shares of common stock valued at $643 to Carebourn Capital L.P. (“Carebourn Capital”) for conversion of its convertible debt.

10)

On April 20, 2016, we issued 4,435,767 shares of common stock valued at $577 to Carebourn Capital for conversion of its convertible debt.

11)

On May 13, 2016, we issued 5,323,496 shares of common stock valued at $719 to Carebourn Capital for conversion of its convertible debt.

12)

On May 20, 2016, we issued 5,584,347 shares of common stock valued at $698 to Carebourn Capital for conversion of its convertible debt.

13)

On June 2, 2016, we issued 5,857,980 shares of common stock valued at $644 to Carebourn Capital for conversion of its convertible debt.

14)

On June 8, 2016, we issued 5,857,980 shares of common stock valued at $644 to Carebourn Capital for conversion of its convertible debt.

15)

On June 14, 2016, we issued 5,857,980 shares of common stock valued at $615 to Carebourn Capital for conversion of its convertible debt.

16)

On June 22, 2016, we issued 6,844,416 shares of common stock valued at $889 to Carebourn Capital for conversion of its convertible debt.

17)

On July 1, 2016, we issued 5,857,980 shares of common stock valued at $557 to Carebourn Capital L.P. (“Carebourn Capital”) for conversion of its convertible debt.

18)

On July 26, 2016, we issued 8,870,317 shares of common stock valued at $532 to Carebourn Capital for conversion of its convertible debt.

19)

On August 5, 2016, we issued 8,870,317 shares of common stock valued at $532 to Carebourn Capital for conversion of its convertible debt.

20)

On August 11, 2016, we issued 10,660,538 shares of common stock valued at $580 to Carebourn Capital for conversion of its convertible debt.

21)

On August 23, 2016, we issued 13,346,851 shares of common stock valued at $200 to Carebourn Capital for conversion of its convertible debt.

22)

On August 26, 2016, we issued 13,346,851 shares of common stock valued at $601 to Carebourn Capital for conversion of its convertible debt.

23)

On August 31, 2016, we issued 13,346,851 shares of common stock valued at $135 to Carebourn Capital for conversion of its convertible debt.

24)

On September 13, 2016, we issued 13,346,851 shares of common stock valued at $467 to Carebourn Capital for conversion of its convertible debt.

25)

On September 14, 2016, we issued 19,530,573 shares of common stock valued at $586 to Carebourn Capital for conversion of its convertible debt.

26)

On September 22, 2016, we issued 19,530,500 shares of common stock valued at $978 to Carebourn Capital for conversion of its convertible debt.

27)

On September 27, 2016, we issued 25,161,199 shares of common stock valued at $1,258 to Carebourn Capital for conversion of its convertible debt.

28)

On September 27, 2016, we issued 25,160,000 shares of common stock valued at $1,258 to Carebourn Capital for conversion of its convertible debt.

29)

On August 24, 2016, we issued 11,833,333 shares of common stock valued at $710 to KBM Worldwide for conversion of its convertible debt and accrued interest.

30)

On July1, 2016, we issued 7,192,250 shares of common stock valued at $790 to LG Capital Funding for conversion of its convertible debt.

31)

On July7, 2016, we issued 7,556,416 shares of common stock valued at $907 to LG Capital Funding for conversion of its convertible debt and accrued interest.

32)

On July14, 2016, we issued 7,842,416 shares of common stock valued at $941 to LG Capital Funding for conversion of its convertible debt and accrued interest.

33)

On July 19, 2016, we issued 8,608,833 shares of common stock valued at $517 to LG Capital Funding for conversion of its convertible debt and accrued interest.

34)

On August 5, 2016, we issued 18,794,500 shares of common stock valued at $1,128 to LG Capital Funding for conversion of its convertible debt and accrued interest.

35)

On August 9, 2016, we issued 20,607,833 shares of common stock valued at $1,236 to LG Capital Funding for conversion of its convertible debt and accrued interest.

36)

On August 22, 2016, we issued 23,554,333 shares of common stock valued at $1,413 to LG Capital Funding for conversion of its convertible debt and accrued interest.

37)

On August 26, 2016, we issued 29,368,333 shares of common stock valued at $1,762 to LG Capital Funding for conversion of its convertible debt and accrued interest.

38)

On August 31, 2016, we issued 31,609,333 shares of common stock valued at $1,897 to LG Capital Funding for conversion of its convertible debt and accrued interest.

39)

On September 13, 2016, we issued 31,413,500 shares of common stock valued at $1,885 to LG Capital Funding for conversion of its convertible debt and accrued interest.

40)

On September 22, 2016, we issued 44,436,166 shares of common stock valued at $2,666 to LG Capital Funding for conversion of its convertible debt and accrued interest.

41)

On October 25, 2016, we issued 34,081,855 shares of common stock valued at $1,704 to Carebourn Capital for conversion of its convertible debt.

42)

On November 3, 2016, we issued 34,081,800 shares of common stock valued at $1,704 to Carebourn Capital for conversion of its convertible debt.

43)

On November 8, 2016, we issued 54,386,075 shares of common stock valued at $2,719 to Carebourn Capital for conversion of its convertible debt.

44)

On November 30, 2016, we issued 69,822,671 shares of common stock valued at $3,491 to Carebourn Capital for conversion of its convertible debt.

45)

On October 18, 2016, we issued 59,132,000 shares of common stock valued at $4,021 to Iliad Research and Trading L.P for payment of accrued interest.

46)

On November 3, 2016, we issued 84,653,000 shares of common stock valued at $5,756 to Iliad Research and Trading L.P for payment of accrued interest.

47)

On November 17, 2016, we issued 84,652,000 shares of common stock valued at $5,756 to Iliad Research and Trading L.P. for payment of accrued interest.

48)

On December 8, 2016, we issued 166,834,000 shares of common stock valued at $6,345 to Iliad Research and Trading L.P. conversion of its convertible debt and accrued interest.

49)

On October 3, 2016, we issued 28,100,000 shares of common stock valued at $1,686 to JMJ Financial for conversion of its convertible debt.

50)

On October 27, 2016, we issued 34,700,000 shares of common stock valued at $2,082 to JMJ Financial for conversion of its convertible debt.

51)

On October 28, 2016, we issued 38,600,000 shares of common stock valued at $2,316 to JMJ Financial for conversion of its convertible debt.

52)

On November 7, 2016, we issued 48,200,000 shares of common stock valued at $2,410 to JMJ Financial for conversion of its convertible debt.

53)

On November 9, 2016, we issued 55,300,000 shares of common stock valued at $2,500 to JMJ Financial for conversion of its convertible debt.

54)

On November 29, 2016, we issued 71,100,000 shares of common stock valued at $3,555 to JMJ Financial for conversion of its convertible debt.

55)

On November 15, 2016, we issued 120,694,500 shares of common stock valued at $7,242 to LG Capital for conversion of its convertible debt and accrued interest.

56)

On October 10, 2016, we issued 44,501,000 shares of common stock valued at $2,670 to LG Capital for conversion of its convertible debt and accrued interest.

57)

On October 26, 2016, we issued 44,454,666 shares of common stock valued at $2,667 to LG Capital for conversion of its convertible debt and accrued interest.

58)

On November 4, 2016, we issued 95,601,333 shares of common stock valued at $5,736 to LG Capital for conversion of its convertible debt and accrued interest.

59)

On November 29, 2016, we issued 104,137,333 shares of common stock valued at $6,248 to LG Capital for conversion of its convertible debt and accrued interest.

Rule 10B-18 Transactions

During the year ended December 31, 2016, there were no repurchases of the Company’s common stock by the Company.

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

When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors on page 5.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations - For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Year Ended December 31,
	2016	2015	Dollar Increase (Decrease)	Percent Increase (Decrease)

Sales - Net	$557,375	$1,107,663	(550,288)	(49.7%)

Gross Margin	$153,604	$403,389	(249,783)	(61.9%)

Gross Margin Percent	27.6%	36.4%	-	-

Sales

Net sales for the year ended December 31, 2016 decreased $550,288 (49.7%) to $557,375 as compared to $1,107,663 for the year ended December 31, 2015. The decrease in sales mostly attributed to the slowdown in the jewelry industry. The Company is evaluating its strategies and alternative outlets to increase sales of its product line.

Gross Profit

Gross profit for the year ended December 31, 2016 decreased $249,783 (61.9%) to $153,604 as compared to $403,387 for the year ended December 31, 2015. This increase in gross profit is primarily due to the decline in sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $626,347 (47.5%) to $685,437 for the year ended December 31, 2016 as compared to $1,311,784 for the year ended December 31, 2015. This decrease is mostly as a result of lower professional fees, advertising and marketing expenses and bad debt expense.

Impairment Loss on Assets

The Company an impairment loss on assets in the amount of $258,457 for the year ended December 31, 2016 associated with the assets of RS Fisher and Company.

Loss from Operations

As a result of the above, the Company recorded a loss from operations of $790,290 for the year ended December 31, 2016 as compared to $908,395 for the year ended December 31, 2015.

Other Expense

For the year ended December 31, 2016, the Company had other income of $46,220 as compared to other expense of $251,778 for the year ended December 31, 2015. The decrease in other expense was mostly attributed to lower derivative expense and lower amortization of debt discount offset by lower gain on the change in the fair value of the derivatives.

Net Loss

As a result of the above, for the year ended December 31, 2016, we incurred a net loss of $744,070 as compared to a net loss of $1,160,173 for the year ended December 31, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2016, compared to December 31, 2015.

	December 31, 2016	December 31, 2015	Increase/ (Decrease)

Current Assets	$1,291,336	$1,470,769	$(179,433)

Current Liabilities	$1,916,873	$1,856,884	$(59,989)

Working Capital	$(625,537)	$(385,615)	$(239,922)

Our working capital decreased $239,922. This decrease is primarily attributed lower accounts receivable and inventories and higher accounts payable and accrued expenses and deferred compensation offset partially by lower convertible debt and a lower derivative liability.

During the year ended December 31, 2016, the Company had a net increase in cash of $18,769. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.  For the year ended December 31, 2016, the Company used $3,808 in cash for operations as compared to $248,689 in cash for the year ended December 31, 2015. This decrease in cash used in operations is primarily attributed to the lower operating loss offset partially by the decrease in inventories.

Cash used in investing activities. Net cash used in investing activities was $1,150 for the year ended December 31, 2016 as compared to $5,116 for the year ended December 31, 2015 due to lower purchases of equipment.

Cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2016 was $23,727 as compared to $251,439 for the year ended December 31, 2015. This decrease is primarily the result of the lower proceeds from convertible debt.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit

We currently have a $175,000 bank line of credit agreement with Columbia Bank. Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%. The line is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.  As of December 31, 2016, the outstanding balance due to Columbia Bank was $170,000.

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of December 31, 2015, have interest rates ranging from 3.99% to 22.50%.  As of December 31, 2016, we have outstanding balances related to these obligations of 205,292.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  As of December 31, 2016, the Company had outstanding convertible debt in the amount of $574,275.

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

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 (“Improvements to Employee Share-Based Payment Accounting”) which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, “Income Taxes”. The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company’s balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease to the Company’s current ratio. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs with Line-of-Credit Arrangements (ASU 2015-15). The previous guidance in ASU 2015-03, as defined below, did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements (continued):

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The latest amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Bergio International, Inc.

We have audited the accompanying consolidated balance sheets of Bergio International, Inc. as of December 31, 2016 and 2015 and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Bergio International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bergio International, Inc. as of December 31, 2016 and 2015, the results of their operations, and their cash flows, for the year ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has negative working capital and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

April 17, 2017

BERGIO INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$21,662	$2,893
Accounts receivable, net	5,594	51,100
Inventories	1,264,080	1,416,401
Deferred financing costs	-	375
Total current assets	1,291,336	1,470,769

Property and equipment, net	346,858	748,087
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,644,022	$2,224,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank lines of credit	$375,292	$340,622
Convertible debt, net of discount of $-0- and $9,489	574,275	644,592
Accounts payable and accrued liabilities	224,912	148,919
Deferred compensation - CEO	453,309	280,659
Advances from stockholder and accrued interest	242,130	253,073
Derivative liability	46,955	189,019

Total current liabilities	1,916,873	1,856,884

Total liabilities	1,916,873	1,856,884

Commitments and contingencies

Stockholders’ equity (deficit0
Series A preferred stock, par value $0.00001 per share, 51 shares authorized, 51 shares issued and outstanding	-	-
Common stock, 6,000,000,000 shares authorized, par value $0.00001 per share, 1,836,846,489 and 69,272,518 shares issued and outstanding, respectively	18,366	691
Additional paid-in capital	7,531,256	7,445,512
Accumulated deficit	(7,801,231)	(7,246,263)
Total stockholders’ equity (deficit)	(251,609)	199,940
Non-controlling interest in R. S. Fisher, Inc.	(21,242)	167,860
Total equity (deficit)	(272,851)	367,800

Total liabilities and stockholders’ equity (deficit)	$1,644,022	$2,224,684

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the years ended December 31,
	2016	2015

Net sales	$557,375	$1,107,663

Cost of sales	403,771	704,274

Gross margin	153,604	403,389

Operating expenses:
Impairment loss on assets	258,457	-
Selling, general and administrative	685,437	1,311,784

Total operating expenses	943,894	1,311,784

(Loss) income from operations	(790,290)	(908,395)

Other income (expense):
Interest expense	(88,610)	(106,476)
Amortization of debt discount	(9,489)	(151,819)
Amortization of deferred financing costs	(375)	(14,625)
Change in fair value of derivatives	45,710	421,795
Derivative expense	-	(456,940)
Gain on extinguishment of debt	96,354	50,961
Other income	2,630	5,326

Total other expense	46,220	(251,778)

Loss before provision for income taxes	(744,070)	(1,160,173)

Provision for income taxes	-	-

Net loss	(744,070)	(1,160,173)

Net loss attributable to the non-controlling interest in R.S. Fisher, Inc.	(189,102)	(3,293)

Net loss attributable to Bergio International, Inc.	$(554,968)	$(1,156,880)

Basic loss per common share	$(0.00)	$(0.05)
Diluted loss per common share	$(0.00)	$(0.05)

Weighted average number of shares outstanding Basic and diluted	438,478,451	24,015,461

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

As of December 31, 2016

	Common Stock		Additional Paid in	Accumulated	Non-controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2015	7,398,736	$ 74	$ 7,178,296	$(6,089,383)	$ -	$ 1,088,987

Issuance of stock for debt conversion	61,873,782	617	53,262	-	-	53,879
Intrinsic value associated with convertible note	-	-	178,139	-	171,153	349,292
To record interest in R.S. Fisher	-	-	-	-	-	-
Net loss	-	-	-	(1,156,880)	(3,293)	(1,160,173)

Balance at December 31, 2015	69,272,518	691	$ 7,445,697	$(7,246,263)	167,860	367,800

Issuance of stock for debt conversion	1,767,573,971	17,675	7,531,256	-	-	103,419
Net loss	-	-	-	(554,968)	(189,102)	(744,070)

Balance at December 31, 2016	1,836,846,489	$18,366	$ 7,445,697	$(7,801,231)	$ (21,242)	$ (272,851)

	Preferred Stock
	Shares	Amount

Balance at January 1, 2015	51	$ -

Balance at December 31, 2015	51	$ -

Balance at December 31, 2016	51	$ -

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(554,968)	$(1,156,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(189,102)	(3,293)
Depreciation, amortization and loss on impairment	402,379	134,152
Provision for bad debts	(3,232)	25,015
Amortization of debt discount	9,489	151,819
Interest expense associated with conversions	-	1,897
Amortization of deferred financing costs	375	14,625
Change in fair value of derivatives	(45,710)	(421,795)
Derivative expense	-	456,940
Gain on extinguishment of debt	(96,354)	(50,961)
Changes in assets and liabilities:
Decrease in accounts receivable	48,738	48,987
Decrease in inventories	152,321	340,354
Increase (decrease) in accounts payable and accrued liabilities	272,256	212,451
Net cash used in operating activities	(3,808)	(246,689)

Cash flows from investing activities:
Acquisition of property and equipment	(1,150)	(5,116)
Net cash used in investing activities	(1,150)	(5,116)

Cash flows from financing activities:
Advances (repayments) of bank lines of credit, net	34,670	67,460
Proceeds from convertible debt	-	170,000
(Payments) advances from stockholder and accrued interest, net	(10,943)	28,949
Deferred financing costs	-	(15,000)
Net cash provided by financing activities	23,727	251,439

Net increase (decrease) increase in cash	18,769	(366)
Cash, beginning of year	2,893	3,259
Cash, end of year	$21,662	2,893

Supplemental cash flow information:
Cash paid for taxes	$-	-
Cash paid for interest	$8,356	15,917
Supplemental non-cash information
Debt discount from fair value of imbedded derivative	$-	-
Issuance of common stock for vendor payables	$-	-
Accounts receivable used to purchase property and equipment	$-	-
Issuance of common stock for convertible debt and accrued interest	$103,419	53,879

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and current liabilities exceeded current assets by approximately $626,000, as of December 31, 2016. As of December 31, 2016, the Company had cash on hand of approximately $22,000 and $574,275 in convertible debentures due on December 31, 2016. At December 31, 2016, the Company also had a stockholders’ deficit of $272,851. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

In addition to obtaining new customers and increasing sales to existing customers, management plans to achieve profitability by increasing its business through partnering with other companies in the jewelry business and finding other channels to distribute its products. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at December 31, 2016 and, 2015, as defined in FASB ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the balance sheets as of December 31, 2016 and 2015 for cash, accounts receivable, inventories and accounts payable and loans payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2015 and 2014, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2016 and 2015.

Cash and Cash Equivalents:

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2016 and December 31, 2015.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Accounts Receivable:

Accounts receivable are generated from sales of fine jewelry to retail outlets throughout the United States. At December 31, 2016 and December 31, 2015, accounts receivable were substantially comprised of balances due from retailers.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. The Company historically has been able to collect the accounts receivable balance during a period of nine months to a year. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $95,587 and $73,804, respectively.

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

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2016, the Company recognized an impairment loss of $258,457. No impairment loss was recognized for the year ended December 31, 2015.

Investment in Unconsolidated Affiliates:

The Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At December 31, 2016 and December 31, 2015, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

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

Equity-Based Compensation (continued):

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

Advertising and Promotional Costs:

Advertising and promotional costs are expensed as incurred and are recorded as part of Selling, General and Administrative Expenses in the Statement of Operations.  The total cost for the years ended December 31, 2016 and 2015, was approximately $19,116 and $62,652, respectively.

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

New Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 (“Improvements to Employee Share-Based Payment Accounting”) which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, “Income Taxes”. The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company’s balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease to the Company’s current ratio. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued):

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs with Line-of-Credit Arrangements (ASU 2015-15). The previous guidance in ASU 2015-03, as defined below, did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The latest amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Subsequent Events:

The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2016 through the issuance of the accompanying financial statements.

Note 3. Basic and Diluted Income (Loss) Per Share

Net loss per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net loss divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants, options, and/or conversions is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise. For the years ended December 31. 2016 and 2015, basic net loss per share equaled the diluted loss per share, since the effect of shares potentially issuable upon exercise or conversion was anti-dilutive.  For the years ended December 31, 2016 and 2015, 569,283,333 and 8,045,137 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

	December 31, 2016	December 31, 2015
Basic net loss per share computation:
Net loss	$(554,968)	$(1,156,880)
Weighted-average common shares outstanding	438,478,451	24,015,461
Basic net loss per share	$(0.00)	$(0.05)
Diluted net loss per share computation:
Net loss	$(554,968)	$(1,156,880)
Weighted-average common shares outstanding:	438,478,451	24,015,461
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	--	--
Total adjusted weighted-average shares	438,478,451	24,015,461
Diluted net loss per share	$(0.00)	$(0.05)

Note 4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2016	2015

Leasehold improvements	$317,776	$310,976
Office and equipment	897,134	902,783
Selling equipment	8,354	8,354
Furniture and fixtures	18,487	18,487

Total at cost	1,241,750	1,240,600
Less: Accumulated depreciation & amortization	(894,892)	(492,513)

	$346,858	$748,087

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 4. Property and Equipment (continued)

Depreciation and amortization expense related to the assets above for the years ended December 31, 2015 and 2014 was $143,922 and $133,901, respectively. In addition, for the year ended December 31, 2016, there was an impairment loss on assets in the amount of $258,457.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2016	2015

Accounts payable	$153,829	$109,796
Accrued interest	71,083	38,123
Accrued salaries and wages	-	1,000

	$224,912	$148,919

Note 6. Related Party

Advances from Principal Executive Officer and Accrued Interest

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2016 and December 31, 2015, $242,130 and $253,073, respectively, was due to such officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.5% at December 31, 2016 and December 31, 2015, respectively.  Interest expense due to such officer was $18,345 and $12,235 for the years ended December 31, 2016 and 2015, respectively. Accrued interest was $79,937 and $61,592 at December 31, 2016 and 2015, respectively.  No terms for repayment have been established. As a result, the amount is classified as a current liability.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 6. Related Party (continued)

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $280,659 and $124,900 for the periods ended December 31, 2016 and December 31, 2015, respectively.

The Company is in process of extending this agreement.

Note 7. Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	December 31,
	2016	2015

Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At December 31, 2015 and 2014, the interest rates ranged from 3.99% to 52.9%.	$375,292	$340,622

Current maturities included in current liabilities	$375,292	$340,622

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

Fife, Typenex and Iliad (continued)

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. The outstanding balance at December 31, 2016 and December 31, 2015 was $100,000, respectively with accrued interest of $653 and $10,630 at December 31, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the year ended December 31, 2015, principal of $11,826 and accrued interest of $16,858 was converted into 13,289,000 shares of common stock. During the year ended December 31, 2016, principal of $3,297 and accrued interest of $19,487 was converted into 395,271,000 shares of common stock. The outstanding balances at December 31, 2015 and December 31, 2014 were $329,175 and $328,470 respectively, with accrued interest of $39,831 and $11,005 at December 31, 2016 and December 31, 2015, respectively.

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance.  The notes are convertible into shares of the Company’s common stock based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. There were no conversions during the year ended December 31, 2014. During the year ended December 31, 2015, principal of $14,327 and accrued interest of $2,371 was converted into 29,236,396 shares of common stock. During the year ended December 31, 2016, principal of $26,461 was converted into 437,252,477 shares of common stock. The outstanding balances at December 31, 2016 and December 31, 2015 were $22,672 and $48,948, respectively, with accrued interest of $9,000 and $4,249 at December 31, 2016 and December 31, 2015, respectively.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 8. Convertible Debt (continued)

KBM Worldwide

On February 4 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the year ended December 31, 2015, principal of $12,740 was converted into 15,650,136 shares of common stock. During the year ended December 31, 2016 $670 of principal and $40 of interest was converted into 11,833,333 shares of common stock. The outstanding balances at December 31, 2016 and December 31, 2015 were $40,590 and $41,260, respectively, with accrued interest of $6,913 and $3,584 at December 31, 2016 and December 31, 2015, respectively.

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc.  (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the years ended December 31, 2016 and 2015. The outstanding balance at December 31, 2016 and 2015 was $38,000 with accrued interest of $5,582 and $2,491 at December 31, 2016 and December 31, 2015, respectively. The Company is currently negotiating an extension to this note.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the years ended December 31, 2016 and 2015. The outstanding balance at December 31, 2016 and 2015 was $33,000 with accrued interest of $4,364 and $1,695 at December 31, 2016 and 2015, respectively. The Company is currently negotiating an extension to this note.

LG Capital Funding, LLC

On May 4, 2015, the Company entered into an 8% convertible note in the amount of $36,750 with LG Capital Funding, LLC (“LG Capital”). The principal and accrued interest is payable on or before May 4, 2016. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the lowest trading prices during the 20 days prior to the date of conversion. During the year ended December 31, 2015, principal of $310 and accrued interest of $14 was converted into 2,698,250 shares of common stock. During the year ended December 31, 2016, the Company the remaining principal balance of $36,440 and accrued interest was converted into 647,217,161 shares of common stock. The outstanding balances at December 31, 2016 and 2015 were $-0- and $36,440, respectively, with accrued interest of $-0- and $1,968 at December 31, 2016 and 2015, respectively/

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 8. Convertible Debt (continued)

JMJ Financial

On April 15 2015, the Company entered into a $250,000 convertible note with JMJ Financial. The consideration was $225,000 and $25,000 original issue discount.  The principal and accrued interest is payable on or before May 4, 2016. On April 15, 2015, the Company borrowed $25,000 of this amount. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to the lesser of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion. There were no conversions during the year ended December 31, 2015. During the year ended December 31, 2016, principal of $15,549 was converted into 276,000,000 shares of common stock. The outstanding balances at December 31, 2016 and 2015 were $13,229 and $27,778, respectively, with accrued interest of $3,761 and $1,501 at December 31, 2016 and 2015, respectively.

As of December 31, 2016 and December 31, 2015, total convertible debt was $574,275 and $644,592, respectively, net of debt discount of $-0- and $9,489, respectively.

Note 9. Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $9,489 and $151,819 for the years ended December 31, 2016 and 2015, respectively.  The derivative liability is revalued each reporting period using the Black-Scholes model. As of December 31, 2016 and December 31, 2015, the derivative liability was $46,955 and $189,019, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at December 31, 2016:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $.0001 at December 31, 2016.

Variable Conversion Prices - The conversion price was based on: (i) 50% of the average closing bid price during the preceding ten consecutive trading days immediately prior to the conversion at December 31, 2016 for Carebourn Capital; (ii) 60% of the lowest trading prices during the 20 days prior to the date of conversion at December 31, 2016 for LG Capital; (iii)  the lower of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion at December 31, 2016 for JMJ Financial.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 90 to 105 days at December 31, 2016.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at December 31, 2016 ranged from 0.51% to 0.85%, based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 476.71% at December 31, 2016.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Stockholders’ Equity

The Company is authorized to issue 6,000,000,000 shares of common stock, par value $0.00001 per share and 51 shares of preferred stock, par value $0.00001 per share. At December 31, 2016 and December 31, 2015, there were 1,836,846,489 and 69,272,518 common shares issued and outstanding, respectively. On April 3, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to reduce the par value of all shares of common stock and preferred stock from $0.001 to $0.00001 per share.  On February 26, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares. Effective on October 14, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock splits and change in par value. Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock, par value $0.001 to its CEO. In April 2014, the Company changed its par value on its preferred stock from $0.001 to $0.00001. The Series A Preferred Stock pays no dividends and has no conversion rights. Each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company.

For the year ended December 31, 2016, the Company issued the following shares of common stock:

1)

On January 7, 2016, we issued 3,091,396 shares of common stock valued at $463 to Carebourn Capital for conversion of its convertible debt.

2)

On January 8, 2016, we issued 3,091,396 shares of common stock valued at $357 to Carebourn Capital for conversion of its convertible debt.

3)

On January 25, 2016, we issued 3,091,396 shares of common stock valued at $479 to Carebourn Capital for conversion of its convertible debt.

4)

On February 3, 2016, we issued 3,848,788 shares of common stock valued at $654 to Carebourn Capital for conversion of its convertible debt.

5)

On February11, 2016, we issued 4,037,379 shares of common stock valued at $646 to Carebourn Capital for conversion of its convertible debt.

6)

On March 7, 2016, we issued 4,235,210 shares of common stock valued at $635 to Carebourn Capital for conversion of its convertible debt.

7)

On March 21, 2016, we issued 4,442,736 shares of common stock valued at $600 to Carebourn Capital for conversion of its convertible debt.

8)

On March 24, 2016, we issued 4,660,430 shares of common stock valued at $629 to Carebourn Capital for conversion of its convertible debt.

9)

On April 11, 2016, we issued 4,435,767 shares of common stock valued at $643 to Carebourn Capital L.P. (“Carebourn Capital”) for conversion of its convertible debt.

10)

On April 20, 2016, we issued 4,435,767 shares of common stock valued at $577 to Carebourn Capital for conversion of its convertible debt.

11)

On May 13, 2016, we issued 5,323,496 shares of common stock valued at $719 to Carebourn Capital for conversion of its convertible debt.

12)

On May 20, 2016, we issued 5,584,347 shares of common stock valued at $698 to Carebourn Capital for conversion of its convertible debt.

13)

On June 2, 2016, we issued 5,857,980 shares of common stock valued at $644 to Carebourn Capital for conversion of its convertible debt.

14)

On June 8, 2016, we issued 5,857,980 shares of common stock valued at $644 to Carebourn Capital for conversion of its convertible debt.

15)

On June 14, 2016, we issued 5,857,980 shares of common stock valued at $615 to Carebourn Capital for conversion of its convertible debt.

16)

On June 22, 2016, we issued 6,844,416 shares of common stock valued at $889 to Carebourn Capital for conversion of its convertible debt.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Stockholders’ Equity (continued)

For the year ended December 31, 2016, the Company issued the following shares of common stock (continued):

17)

On July 1, 2016, we issued 5,857,980 shares of common stock valued at $557 to Carebourn Capital L.P. (“Carebourn Capital”) for conversion of its convertible debt.

18)

On July 26, 2016, we issued 8,870,317 shares of common stock valued at $532 to Carebourn Capital for conversion of its convertible debt.

19)

On August 5, 2016, we issued 8,870,317 shares of common stock valued at $532 to Carebourn Capital for conversion of its convertible debt.

20)

On August 11, 2016, we issued 10,660,538 shares of common stock valued at $580 to Carebourn Capital for conversion of its convertible debt.

21)

On August 23, 2016, we issued 13,346,851 shares of common stock valued at $200 to Carebourn Capital for conversion of its convertible debt.

22)

On August 26, 2016, we issued 13,346,851 shares of common stock valued at $601 to Carebourn Capital for conversion of its convertible debt.

23)

On August 31, 2016, we issued 13,346,851 shares of common stock valued at $135 to Carebourn Capital for conversion of its convertible debt.

24)

On September 13, 2016, we issued 13,346,851 shares of common stock valued at $467 to Carebourn Capital for conversion of its convertible debt.

25)

On September 14, 2016, we issued 19,530,573 shares of common stock valued at $586 to Carebourn Capital for conversion of its convertible debt.

26)

On September 22, 2016, we issued 19,530,500 shares of common stock valued at $978 to Carebourn Capital for conversion of its convertible debt.

27)

On September 27, 2016, we issued 25,161,199 shares of common stock valued at $1,258 to Carebourn Capital for conversion of its convertible debt.

28)

On September 27, 2016, we issued 25,160,000 shares of common stock valued at $1,258 to Carebourn Capital for conversion of its convertible debt.

29)

On August 24, 2016, we issued 11,833,333 shares of common stock valued at $710 to KBM Worldwide for conversion of its convertible debt and accrued interest.

30)

On July1, 2016, we issued 7,192,250 shares of common stock valued at $790 to LG Capital Funding for conversion of its convertible debt.

31)

On July7, 2016, we issued 7,556,416 shares of common stock valued at $907 to LG Capital Funding for conversion of its convertible debt and accrued interest.

32)

On July14, 2016, we issued 7,842,416 shares of common stock valued at $941 to LG Capital Funding for conversion of its convertible debt and accrued interest.

33)

On July 19, 2016, we issued 8,608,833 shares of common stock valued at $517 to LG Capital Funding for conversion of its convertible debt and accrued interest.

34)

On August 5, 2016, we issued 18,794,500 shares of common stock valued at $1,128 to LG Capital Funding for conversion of its convertible debt and accrued interest.

35)

On August 9, 2016, we issued 20,607,833 shares of common stock valued at $1,236 to LG Capital Funding for conversion of its convertible debt and accrued interest.

36)

On August 22, 2016, we issued 23,554,333 shares of common stock valued at $1,413 to LG Capital Funding for conversion of its convertible debt and accrued interest.

37)

On August 26, 2016, we issued 29,368,333 shares of common stock valued at $1,762 to LG Capital Funding for conversion of its convertible debt and accrued interest.

38)

On August 31, 2016, we issued 31,609,333 shares of common stock valued at $1,897 to LG Capital Funding for conversion of its convertible debt and accrued interest.

39)

On September 13, 2016, we issued 31,413,500 shares of common stock valued at $1,885 to LG Capital Funding for conversion of its convertible debt and accrued interest.

40)

On September 22, 2016, we issued 44,436,166 shares of common stock valued at $2,666 to LG Capital Funding for conversion of its convertible debt and accrued interest.

41)

On October 25, 2016, we issued 34,081,855 shares of common stock valued at $1,704 to Carebourn Capital for conversion of its convertible debt.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Stockholders’ Equity (continued)

For the year ended December 31, 2016, the Company issued the following shares of common stock (continued):

42)

On November 3, 2016, we issued 34,081,800 shares of common stock valued at $1,704 to Carebourn Capital for conversion of its convertible debt.

43)

On November 8, 2016, we issued 54,386,075 shares of common stock valued at $2,719 to Carebourn Capital for conversion of its convertible debt.

44)

On November 30, 2016, we issued 69,822,671 shares of common stock valued at $3,491 to Carebourn Capital for conversion of its convertible debt.

45)

On October 18, 2016, we issued 59,132,000 shares of common stock valued at $4,021 to Iliad Research and Trading L.P for payment of accrued interest.

46)

On November 3, 2016, we issued 84,653,000 shares of common stock valued at $5,756 to Iliad Research and Trading L.P for payment of accrued interest.

47)

On November 17, 2016, we issued 84,652,000 shares of common stock valued at $5,756 to Iliad Research and Trading L.P. for payment of accrued interest.

48)

On December 8, 2016, we issued 166,834,000 shares of common stock valued at $6,345 to Iliad Research and Trading L.P. conversion of its convertible debt and accrued interest.

49)

On October 3, 2016, we issued 28,100,000 shares of common stock valued at $1,686 to JMJ Financial for conversion of its convertible debt.

50)

On October 27, 2016, we issued 34,700,000 shares of common stock valued at $2,082 to JMJ Financial for conversion of its convertible debt.

51)

On October 28, 2016, we issued 38,600,000 shares of common stock valued at $2,316 to JMJ Financial for conversion of its convertible debt.

52)

On November 7, 2016, we issued 48,200,000 shares of common stock valued at $2,410 to JMJ Financial for conversion of its convertible debt.

53)

On November 9, 2016, we issued 55,300,000 shares of common stock valued at $2,500 to JMJ Financial for conversion of its convertible debt.

54)

On November 29, 2016, we issued 71,100,000 shares of common stock valued at $3,555 to JMJ Financial for conversion of its convertible debt.

55)

On November 15, 2016, we issued 120,694,500 shares of common stock valued at $7,242 to LG Capital for conversion of its convertible debt and accrued interest.

56)

On October 10, 2016, we issued 44,501,000 shares of common stock valued at $2,670 to LG Capital for conversion of its convertible debt and accrued interest.

57)

On October 26, 2016, we issued 44,454,666 shares of common stock valued at $2,667 to LG Capital for conversion of its convertible debt and accrued interest.

58)

On November 4, 2016, we issued 95,601,333 shares of common stock valued at $5,736 to LG Capital for conversion of its convertible debt and accrued interest.

59)

On November 29, 2016, we issued 104,137,333 shares of common stock valued at $6,248 to LG Capital for conversion of its convertible debt and accrued interest.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Stockholders’ Equity (continued)

For the year ended December 31, 2015, the Company issued the following shares of common stock (continued):

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Stockholders’ Equity (continued)

For the year ended December 31, 2015, the Company issued the following shares of common stock (continued):

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

40)

On December 16, 2015, we issued 3,091,396 shares of common stock valued at $510 to Carebourn Capital for conversion of its convertible debt.

Note 11. Income Taxes

The components of the Company’s deferred taxes at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$2,192,44	$1,867,468
Startup costs	4,561	10,641
Accounts receivable reserves	236,978	39,478
Deferred compensation	181,097	112,124
Depreciation	(23,729)	(23,729)
Deferred tax asset	2,590,951	2,005,982
Less valuation allowance	(2,590,951)	(2,005,982)

Deferred tax asset, net	$--	$--

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. At December 31, 2016, the Company had approximately $4,651,000 of federal net operating tax loss carryforwards expiring at various dates through 2034. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

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

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 34% to the income tax (benefit) provision recognized in the financial statements is as follows:

	December 31,	December 31,
	2016	2015

U.S. statutory rate	(34%)	(34%)
Income tax expenses - state and local, net of federal benefit	6%	6%
Change in valuation allowance	28%	28%

Effective tax rate	--	--

Note 12. Commitments

The Company leases certain office and manufacturing facilities and equipment. The Company’s office and manufacturing facilities are currently leased on a month to month basis at $1,100 per month.

The Company also leases retail space for its store in Closter, NJ for approximately $1,500 per month.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2016.

Years Ended December 31,
2017	15,300
2018	15,900
2019	5,400
$36,600

Rent expense for the Company's operating leases for year ended December 31, 2016 and 2015 amounted to approximately $34,648 and $31,358, respectively.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 14. Significant Customer Concentrations

During the years ended December 31, 2016, the Company had one major customer that represented 47.2% of annual sales. The Company had no single customer that accounted for over 5% or more of our annual sales for the year ended December 31, 2015.

As of December 31, 2016 accounts receivable, net amounted to only $5,594 and no one customer represented a significant amount of this balance. As of December 31, 2015, one customer represented 11.9% of net accounts receivable.

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

The valuation techniques that may be used to measure fair value are as follows:

Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 15. Fair Value Measurements (continued)

Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2016 and December 31, 2015. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2016	Level I	Level II	Level III	Total

Derivative liability	$-	$46,955	$-	$46,955
Total liabilities	$-	$46,955	$-	$46,955

December 31, 2015	Level I	Level II	Level III	Total

Derivative liability	$-	$189,019	$-	$189,019
Total Liabilities	$-	$189,019	$-	$189,019

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

There are no reportable events under this item for the year ended December 31, 2016.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2016, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of April 7, 2017.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board, and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2016, were timely

Code of Ethics

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

Pursuant to the terms of the Amended Agreement, Mr. Abajian shall serve as the Company’s Chief Executive Officer for a period of five years, commencing retroactively on February 28, 2010, and expiring on February 28, 2015 (the “Term”).  Upon conclusion of the Term, the Amended Agreement shall be automatically renewed for successive one year periods upon the same terms and conditions unless terminated by either of the parties in accordance with the Amended Agreement’s terms. The Company is currently in negotiation for a new employment agreement with Mr Abajian.

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

Name and Principal Position	Fiscal Year	Salary ($) (1)(2)	Incentive ($) (3)	Option Awards ($) (4)	All Other Compensation $ (5)	Total ($)

Berge Abajian CEO & Chairman	2016	(2) 175,000	-	-	$11,069	$186,069
	2015	(2) 175,000	-	-	$14,961	$189,961
	2014	(2) 175,000	-	-	$18,150	$193,150

(1)

The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)

Mr. Abajian voluntarily deferred $172,650, $156,000, and $75,000 of his salary for the years 2016, 2015 and 2014, respectively, until such time as the Company is in a better financial position.

(3)

No incentive compensation was made to the NEO’s in 2016, 2015 and 2014, and therefore no amounts are shown.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 11, 2016, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of Class 2)

Named Directors and Officers

Berge Abajian, Chairman and CEO (3)	7,446	*%

All Officers and Directors as a Group (1 person)	7,446	*%

•

Less than 0.1%.

(1)  Unless otherwise indicated, the address of each beneficial owner listed above is c/o Bergio International, Inc., 12 Daniel Road East, Fairfield, NJ 07007.

(2)  Based on a total of 1,836,846,489 shares of common stock outstanding on December 31, 2016.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.  The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2016 and December 31, 2015, $242,130 and $253,073, respectively, was due to such officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 3.5% at December 31, 2016 and December 31, 2015, respectively.  Interest expense due to such officer was $18,345 and $12,235 for the years ended December 31, 2016 and 2015, respectively. Accrued interest was $79,937 and $61,592 at December 31, 2016 and 2015, respectively.  No terms for repayment have been established. As a result, the amount is classified as a current liability.

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

	2016	2015

Audit Fees	$17,000	$17,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	17,000	17,000
Tax Fees	-	-
All Other Fees	12,000	12,000

Total	$29,000	$29,000

(1) For 2016 and 2015, all other fees paid to KLJ are related to reviewing the Company’s quarterly reports and various traveling expenses associated therewith.

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

Audit Related Fees, tax and other fees.  For 2016 and 2015, all other fees paid to KLJ are related to reviewing the Company’s quarterly reports and various traveling expenses associated therewith.

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

10.3	Bergio International, Inc. 2011 Stock Incentive and Reward Plan (as filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on May 10, 2011).

Exhibit No.	Description

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

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: April 14, 2017	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	Chief Executive Officer and Chairman	April 17, 2017
Berge Abajian