Form 10-Q
period 2017-03-31
Bergio International, Inc.
filed 2017-05-22
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

As of May 22, 2017, there were 2,201,451,967shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS:

Current assets:
Cash	$-	$21,662
Accounts receivable, net of allowance for doubtful accounts of $89,662 and $95,587 at March 31, 2017 and December 31, 2016, respectively	6,841	5,594
Inventories	1,252,656	1,264,080
Total current assets	1,259,497	1,291,336

Property and equipment, net	321,218	346,858

Other assets:
Investment in unconsolidated affiliate	5,828	5,828
Total other assets	5,828	5,828

Total assets	$1,586,543	$1,644,022

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued liabilities	$271,875	$224,912
Deferred compensation - CEO	497,059	453,309
Bank lines of credit, net	388,580	375,292
Convertible debt	555,784	574,275
Advances from Principal Executive Officer and accrued interest	224,506	242,130
Derivative liability	29,147	46,955
Total current liabilities	1,966,951	1,916,873

Total Liabilities	1,966,951	1,916,873

Commitments and contingencies

Stockholders' equity
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 2,201,451,967 and 1,836,846,489 issued and outstanding	22,012	18,366
Additional paid-in capital	7,549,585	7,531,256
Accumulated deficit	(7,930,763)	(7,801,231)
Total stockholders' equity	(359,166)	(251,609)
Non-controlling interest in R.S. Fisher, Inc.	(21,242)	(21,242)
Total equity	(380,408)	(272,851)

Total liabilities and stockholders' equity	$1,586,543	$1,644,022

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Sales, net	$46,238	$255,130

Cost of sales	26,451	145,234

Gross profit	19,787	109,896

Operating expenses:
Selling, general and administrative expenses	138,900	216,567
Total operating expenses	138,900	216,567

Income (loss) from operations	(119,113)	(106,671)

Other income (expense)
Interest expense	(28,227)	(33,800)
Change in fair value of derivative	11,239	26,864
Amortization of deferred financing costs	-	(375)
Amortization of debt discount	-	(3,762)
Gain on extinguishment of debt	6,569	4,162
Total other income (expense)	(10,419)	(6,911)

Loss before provision for income taxes	(129,532)	(113,582)

Provision for income taxes	-	-

Net loss	(129,532)	(113,582)

Net loss attributable to the non-controlling interest in R.S. Fisher, Inc.	-	(24,489)

Net loss attributable to Bergio International, Inc.	$(129,532)	$(89,093)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding :
Basic and Diluted	1,877,358,209	84,071,440

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OFCHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

AS OF MARCH 31, 2017

	Common Stock		Additional Paid in	Accumulated	Non- controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2016	69,272,518	$691	$7,445,512	$(7,246,263)	$167,860	$367,800

Issuance of stock for debt conversion	1,767,573,971	17,675	85,744	-	-	103,419
Net loss	-	-	-	(554,968)	(189,102)	(744,070)

Balance at December 31, 2016	1,836,846,489	18,366	7,531,256	(7,801,231)	(21,242)	(272.851)

Issuance of stock for debt conversion	364,605,478	3,646	18,329	-	-	21,975
Net loss	-	-	-	(129,532)	-	(129,532)

Balance at March 31, 2017	2,201,451,967	$22,012	$7,549,585	$(7,930,763)	$(21,242)	$(380,408)

	Preferred Stock
	Shares	Amount
Balance at January 1, 2016	51	$ -

Balance at December 31, 2016	51	$ -

Balance at March 31, 2017	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(129,532)	$(89,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	(24,489)
Depreciation and amortization	25,640	36,126
Amortization of debt discount and deferred financing costs	-	4,137
Gain on extinguishment of debt	(6,569)	(4,162)
Change in fair value of derivative liabilities	(11,239)	(26,864)
Provision for bad debts	(5,925)	-

Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable	4,678	(75,022)
Decrease in inventory	11,424	88,437
Increase in accounts payable and accrued liabilities	94,197	87,453
Net cash used in operating activities	(17,326)	(3,477)

Investing activities:
Capital expenditures	-	(1,750)
Net used in investing activities	-	(1,750)

Financing activities:
Advances of bank lines of credit, net	13,288	8,541
Advances from stockholder, net	(17,624)	(6,207)
Net cash provided by financing activities	(4,336)	2,334

Net change in cash	(21,662)	(2,893)

Cash - beginning of periods	21,662	2,893

Cash - end of periods	$-0-	$-0-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$2,578
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock for convertible debt and accrued interest	$-	$21,975

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, and statements of cash flows for the three months ended March 30, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017 (the “Annual Report”).

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and current liabilities exceeded current assets by $707,454, as of March 31, 2017. As of March 31, 2016, the Company had a negative cash balance of $1,057 which was reclassified to accounts payable and accrued liabilities. As of March 31, 2017, the Company had $555,784 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At March 31, 2017, the Company also had a stockholders’ deficit of $380,408. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

During the three months ended March 31, 2017, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2017 through the issuance of the accompanying financial statements.

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

Note 4 - Loss per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three months ended March 31, 2017 and 2016, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6 below. For the three months ended March 31, 2017 and 2016, 474,847,436 and 689,184,483 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive

The following table sets forth the computation of earnings per share:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Basic net loss per share computation:
Net loss	$(129,532)	$(89,093)
Weighted-average common shares outstanding	1,877,358,209	84,071,440
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share computation:
Net loss	$(129,532)	$(89,093)
Weighted-average common shares outstanding	1,877,358,209	84,071,440
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-	7
Total adjusted weighted-average shares	1,877,358,209	84,071,440
Diluted net loss per share	$(0.00)	$(0.00)

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5 - New Authoritative Accounting Guidance

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

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, “Income Taxes”. The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company’s balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease to the Company’s current ratio. As of December 31, 2016, the Company reported $578,507 of deferred tax as a current asset. It will not have any material impact on the Company’s results of operations.

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

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	March 31,	December 31,
	2017	2016
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. March 31, 2017 and December 31, 2016, the interest rates ranged from 3.99% to 52.9%.	$388,580	$375,292
Current maturities included in current liabilities	$388,580	$375,292

The Company’s CEO also serves as a guarantor of the Company’s debt.

Note 7 - Convertible Debt

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the three months ended March 31, 2017 principal of $12,144 was converted into 183,000,000 shares of common stock. The outstanding balances at March 31, 2017 and December 31, 2016 was $85,165 and $97,609, respectively, with accrued interest of $1,873 and $653 at March 31, 2017 and December 31, 2016, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Convertible Debt (continued)

Fife, Typenex and Iliad (continued)

During the year ended December 31, 2014, the Company drew down an additional $314,703. There were no conversions during the three months ended March 31, 2017. The outstanding balances at March 31, 2017 and December 31, 2016 were $329,175, with accrued interest of $43,846 and $39,831 at March 31, 2017 and December 31, 2016, respectively.

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance. The notes are convertible into shares of the Company’s common stock based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. During the three months ended March 31, 2017, principal of $4,951 was converted into 90,005,478 shares of common stock. The outstanding balances at March 31, 2017 and December 31, 2016 were $17,721 and $22,672, respectively, with accrued interest of $10,000 and $9,000 at March 31, 2017 and December 31, 2016, respectively.

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

KBM Worldwide

On February 4, 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the three months ended March 31, 2017. The outstanding balances at March 31, 2017 and December 31, 2016 were $40,590, with accrued interest of $7,724 and $6,913 at March 31, 2017 and December 31, 2016, respectively.

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the three months ended March 31, 2017. The outstanding balances at March 31, 2017 and December 31, 2016 were $38,000 with accrued interest of $6,342 and $5,582 at March 31, 2017 and December 31, 2016, respectively.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the three months ended March 31, 2017. The outstanding balance at March 31, 2017 and December 31, 2016 was $33,000 with accrued interest of $5,024 and $4,364 at March 31, 2017 and December 31, 2016, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Convertible Debt (continued)

JMJ Financial

On April 15 2015, the Company entered into a $250,000 convertible note with JMJ Financial. The consideration was $225,000 and $25,000 original issue discount.  The principal and accrued interest is payable on or before May 4, 2016. On April 15, 2015, the Company borrowed $25,000 of this amount. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock at a price equal to the lesser of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion. . During the three months ended March 31, 2017, principal of $1.096 was converted into 91,000,    shares of common stock. The outstanding balance at March 31, 2017 and December 31, 2016 was $12,133 and $13,229, respectively, with accrued interest of $4,025 and $3,761 at March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, total convertible debt was $515,784 and $574,275, respectively, net of debt discount of $-0- and $-0-, respectively.

Note 8 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $-0- and $3,762 for the three months ended March 31, 2017 and 2016, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of March 31, 2017 and December 31, 2016, the derivative liability was $29,147 and $46,955, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at March 31, 2017:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $0.0001 at March 31, 2017.

Variable Conversion Prices - The conversion price was based on: (i) 50% of the average closing bid price during the preceding ten consecutive trading days immediately prior to the conversion at March 31, 2017 for Carebourn Capital; (ii)  the lower of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion at March 31, 2017 for JMJ Financial.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Derivative Liability (continued)

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 15 to 91 days at March 31, 2017.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at March 31, 2017, 2016 ranged from 0.76% based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 365.65% at March 31, 2017.

Note 9 - Related Party Transactions

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At March 31, 2017, 2016 and December 31, 2016, $224,506 and $242,130, respectively, was due to the principal executive officer, including accrued interest. Interest expense is accrued at an average annual market rate of interest which was 4.0% at March 31, 2017 and 3.75% at December 31, 2016.  Interest expense associated with this loan was $5,328 and $3,915 for the three months ended March 31, 2017 and 2016, respectively. No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $497,059 and $453,309 for the periods ended March 31, 2017 and December 31, 2016, respectively.

The Company is in process of extending this agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 17, 2017, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation (continued)

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

Results of Operations

	Three Months Ended	Three Months Ended	Dollar Increase	Percent Increase
	March 31, 2017	March 31, 2016	(Decrease)	(Decrease)
Sales, net	$ 46,238	$ 255,130	$ (208,892)	(81.9%)

Gross Profit	$ 19,787	$ 109,896	$ 90,109	(82.0%)

Gross Profit as a % of Sales	42.8%	43.1%

Sales

Net sales for the three months ended March 31, 2017 decreased $208,892 (81.9%) to $46,238, as compared to $255,130 for the three months ended March 31, 2016. This decrease is attributed to a decline in wholesale and retail sales. The Company intends to concentrate on its domestic operations and explore additional opportunities to expand its business. However, there has been a general slowdown in the market for the Company’s products.

Gross Profit

Gross profit for the three months ended March 31, 2017 decreased $90,109 (82.0%) to $19,787, as compared to $109,896 for the three months ended March 31, 2016.  This decrease in gross profit is primarily attributed to the decrease in volume.  Our gross profit as a percentage of sales was 42.8% for the three months ended March 31, 2017 as compared to a gross profit as a percentage of sales of 43.1% for the three months ended March 31, 2016.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $77,667 (35.9%) to $138,900 for the three months ended March 31, 2017 as compared to $216,567 for the three months ended March 31, 2016. This decrease is due to cost-saving measures as a result of the general decline in business.

Loss from Operations

As a result of the above, we had a loss from operations of $119,113 for the three months ended March 31, 2017 as compared to a loss from operations of $106,671 for the three months ended March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Other Income (Expense)

For the three months ended March 31, 2017, the Company had Other Expense of $10,419 as compared to Other Expense of $6,911 for the three months ended March 31, 2016. This increase Other Expense is primarily attributed to the lower gain in the fair value of the derivatives offset partially by lower interest expense.$

Net Loss

As a result of the above, we had a net loss of $129,532 for the three months ended March 31, 2017 as compared to  a net loss of $113,582 for the three months ended March 31, 2016.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2017, compared to December 31, 2016:

	March 31, 2017	December 31, 2016	Increase/ (Decrease)

Current Assets	$1,259,497	$1,291,336	$(31,839)

Current Liabilities	$1,966,951	$1,916,873	$(50,078)

Working Capital	$(707,454)	$(625,537)	$(81,917)

Our working capital decreased $81,917. This decrease is primarily attributed lower cash and inventories and higher accounts payable and accrued expenses and deferred compensation.

During the three months ended March 31, 2017, the Company had a net decrease in cash of $21,662. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: .For the three months ended March 31, 2017, the Company used $17,326 in cash for operations as compared to using $3,477 in cash for operations for the three months ended March 31, 2016. This increase in cash used in operations is primarily attributed to the higher operating loss and change in inventory offset partially by the change in accounts receivable.

Cash used in investing activities: Net cash used in investing activities was $-0- for the three months ended March 31, 2017 as compared to $1,750 for the three months ended March 31, 2016, due to a decrease in purchases of equipment.

Cash (used in) provided by financing activities: Net cash provided by financing activities for the three months ended March 31, 2017 was $4,336 as compared to providing $2,334 for the three months ended March 31, 2016. This decrease is primarily the result of repayments of advances to stockholders.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit and Notes Payable

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of March 31, 2017, have interest rates ranging from 3.99% to 52.9%.  As of March 31, 2017, we have outstanding balances related to these obligations of $388,580.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  As of March 31, 2017, the Company had outstanding convertible debt in the amount of $555,784.

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

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on April 17, 2017 (the “Annual Report”). There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2016 consolidated financial statements included in our Annual Report.

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

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, “Income Taxes”. The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company’s balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease to the Company’s current ratio. As of December 31, 2016, the Company reported $578,507 of deferred tax as a current asset. It will not have any material impact on the Company’s results of operations.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On March 22, 2017, we issued 90,005,478 shares of common stock valued at $4,951 to Carebourn Capital L.P. (“Carebourn Capital”) for conversion of its convertible debt.

On March 22, 2017, we issued 183,000,000 shares of common stock valued at $12,444 to Iliad for conversion of its convertible debt.

On March 22, 2017, we issued 91,600,000 shares of common stock valued at $4,580 to JMJ Financial for conversion of its convertible debt and accrued interest.

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

BERGIO INTERNATIONAL, INC.

Date: May 22, 2017	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)