Form 10-Q
period 2017-06-30
Bergio International, Inc.
filed 2017-08-21
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  13(a) of  the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of August 21, 2017, there were 2,588,323,113 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS:

Current assets:
Cash	$10,576	$21,662
Accounts receivable, net of allowance for doubtful accounts of $88,412 and $95,587 at June 30, 2017 and December 31, 2016, respectively	100,672	5,594
Inventories	1,217,110	1,264,080
Total current assets	1,328,358	1,291,336

Property and equipment, net	295,386	346,858

Other assets:
Investment in unconsolidated affiliate	5,828	5,828
Total other assets	5,828	5,828

Total assets	$1,629,572	$1,644,022

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued liabilities	$266,733	$224,912
Deferred compensation - CEO	540,809	453,309
Bank lines of credit, net	388,999	375,292
Convertible debt	538,639	574,275
Advances from Principal Executive Officer and accrued interest	223,006	242,130
Derivative liability	27,565	46,955
Total current liabilities	1,985,751	1,916,873

Total Liabilities	1,985,751	1,916,873

Commitments and contingencies

Stockholders' equity
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 2,558,323,113 and 1,836,846,489 issued and outstanding	25,881	18,366
Additional paid-in capital	7,572,002	7,531,256
Accumulated deficit	(7,932,820)	(7,801,231)
Total stockholders' equity	(334,937)	(251,609)
Non-controlling interest in R.S. Fisher, Inc.	(21,242)	(21,242)
Total equity	(356,179)	(272,851)

Total liabilities and stockholders' equity	$1,629,572	$1,644,022

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Sales, Net	136,430	51,079	182,668	306,209

Cost of Sales	51,830	74,227	78,281	219,461

Gross Profit	84,600	(23,148)	104,387	86,748

Selling, General and Administrative Expenses:
Selling, General and Administrative expenses	56,289	152,838	195,189	369,405

Total Selling, General and Administrative Expenses	56,289	152,838	195,189	369,405

Income (Loss) from Operations	28,311	(175,986)	(90,802)	(282,657)

Other Income (expense):
Other income	-	2,630	-	2,630
Interest Expense	(31,950)	(15,584)	(60,177)	(49,384)
Amortization of Debt Discount	-	(3,762	-	(7,524)
Change in Fair Value of Derivatives	8,825	36,606	20,064)	63,470
Gain (loss) on extinguishment of debt	(7,243)	6,768	(674	10,930
Amortization of deferred financing costs	-	-		(375)
Total Other Income (Expense)	(30,368)	26,658	(40,787)	19,747

Income (Loss) before income taxes	(2,057)	(149,328)	(131,589)	(262,910)

Provision for Income Taxes	-	-	-	-

Net income (loss)	$(2,057)	$(148,328)	$(131,589)	$(262,910)

Net loss attributable to the non-controlling interest in R.S. Fisher, Inc.	-	(8,786)	-	(33,275)

Net loss attributable to Bergio International, Inc.	$(2,057)	$(140,542)	$(131,589)	$(229,635)

Net Income (Loss) per Common Share: Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares:
Basic	2,381,113,822	117,791,761	2,130,627,605	100,931,600
Diluted	2,381,113,822	117,791,761	2,130,627,605	100,931,600

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OFCHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

AS OF JUNR 31, 2017

	Common Stock		Additional Paid in	Accumulated	Non- controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2016	69,272,518	$691	$7,445,512	$(7,246,263)	$167,860	$367,800

Issuance of stock for debt conversion	1,767,573,971	17,675	85,744	-	-	103,419
Net loss	-	-	-	(554,968)	(189,102)	(744,070)

Balance at December 31, 2016	1,836,846,489	18,366	7,531,256	(7,801,231)	(21,242)	(272.851)

Issuance of stock for debt conversion	691,476,624	6,915	35,346	-	-	42,261
Issuance of stock for accounts payable	60,000,000	600	5,400			6,000
Net loss	-	-	-	(131,589)	-	(131,589)

Balance at June 30, 2017	2,588,323,113	$25,881	$7,572,002	$(7,932,820)	$(21,242)	$(356,179)

	Preferred Stock
	Shares	Amount
Balance at January 1, 2016	51	$ -

Balance at December 31, 2016	51	$ -

Balance at June 30, 2017	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
		(Restated)
Operating activities:
Net income (loss)	$(131,589)	$(229,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	(33,275)
Depreciation and amortization	51,472	72,693
Amortization of debt discount and deferred financing costs	-	7,899
Gain on extinguishment of debt	674	(10,930)
Change in fair value of derivative liabilities	(20,064)	(63,470)
Provision for bad debts	(7,175)	-

Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable	(87,903)	59,008
Decrease in inventory	46,970	34,995
Increase in deferred compensation	87,500	86,150
Increase in accounts payable and accrued liabilities	54,446	56,626
Net cash used in operating activities	(5,669)	(19,939)

Investing activities:
Capital expenditures	-	(1,150)
Net used in investing activities	-	(1,150)

Financing activities:
Advances of bank lines of credit, net	13,707	7,625
Advances from stockholder, net	(19,124)	14,569
Net (used in) cash provided by financing activities	(5,417)	22,194

Net change in cash	(11,086)	1,105

Cash - beginning of periods	21,662	2,893

Cash - end of periods	$10,576	$3,998

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,396	$3,436
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock for convertible debt, accrued interest and accounts payable	$48,261	$9,912

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016, and statements of cash flows for the six months ended June 30, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017 (the “Annual Report”).

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and current liabilities exceeded current assets by $657,393, as of June 30, 2017. As of June 30, 2017, the Company had $538,639 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At June 30, 2017, the Company also had a stockholders’ deficit of $356,179. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

During the six months ended June 30, 2017, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2017 through the issuance of the accompanying financial statements.

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

Note 4 - Income (Loss) per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three and six months ended June 30, 2017, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6 below. For the three and six months ended June 30, 2017, 391,862,821 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. For the three and six months ended June 30, 2016, 756,647,080 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive

The following table sets forth the computation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Basic net income (loss) per share computation:
Net income (loss)	$(2,057)	$(140,542)	$(131,589)	$(229,635)
Weighted-average common shares outstanding	2,381,113,822	117,791,761	2,130,627,605	100,931,600
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share computation:
Net income (loss)	$(2,057)	$(140,542)	$(131,589)	$(229,635)
Weighted-average common shares outstanding	2,381,113,822	117,791,761	2,130,627,605	100,931,600
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-	-	-
Total adjusted weighted-average shares	2,381,113,822	117,791,761	2,130,627,605	100,931,600
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5 - New Authoritative Accounting Guidance

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments should be applied prospectively to an award modified on or after the adoption date. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 (“Leases”), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The adoption of this ASU will increase assets and liabilities for operating leases. The Company is evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, “Income Taxes”. This update requires that all deferred tax assets and liabilities be classified as non-current. The Company adopted this update in the current year, which is reflected in the accompanying balance sheets. The deferred tax recorded as a current asset for the period ended June 30, 2016 was reclassified as Deferred Tax - Non-Current. The adoption of this update did not have any impact on the Company’s results of operations.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. The guidance requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies such conditions or events, a footnote disclosure is required to disclose their nature, as well as management’s plans to alleviate the substantial doubt to continue as a going concern. The standard became effective for our fiscal year end 2017 and did not have an impact on the consolidated financial statements.

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

5 - New Authoritative Accounting Guidance (continued)

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

Note 6 - Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	June 30,	December 31,
	2017	2016
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. June 30, 2017 and December 31, 2016, the interest rates ranged from 3.99% to 52.9%.	$388,999	$375,292
Current maturities included in current liabilities	$388,999	$375,292

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the six months ended June 30, 2017 principal and interest of $27,336 was converted into 402,000,000 shares of common stock. The outstanding balances at June 30, 2017 and December 31, 2016 was $73,414 and $97,609, respectively, with accrued interest of $1,051 and $653 at June 30, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. There were no conversions during the six months ended June 30, 2017. The outstanding balances at June 30, 2017 and December 31, 2016 were $329,175, with accrued interest of $54,883 and $39,831 at June 30, 2017 and December 31, 2016, respectively.

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance. The notes are convertible into shares of the Company’s common stock based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. During the six months ended June 30, 2017, principal of $10,345 was converted into 197,876,624 shares of common stock. The outstanding balances at June 30, 2017 and December 31, 2016 were $12,327 and $22,672, respectively, with accrued interest of $11,000 and $9,000 at June 30, 2017 and December 31, 2016, respectively.

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

KBM Worldwide

On February 4, 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the six months ended June 30, 2017. The outstanding balances at June 30, 2017 and December 31, 2016 were $40,590, with accrued interest of $8,536 and $6,913 at June 30, 2017 and December 31, 2016, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Convertible Debt (continued)

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the six months ended June 30, 2017. The outstanding balances at June 30, 2017 and December 31, 2016 were $38,000 with accrued interest of $7,102 and $5,582 at June 30, 2017 and December 31, 2016, respectively.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the six months ended June 30, 2017. The outstanding balance at June 30, 2017 and December 31, 2016 was $33,000 with accrued interest of $5,684 and $4,364 at June 30, 2017 and December 31, 2016, respectively.

JMJ Financial

On April 15 2015, the Company entered into a $250,000 convertible note with JMJ Financial. The consideration was $225,000 and $25,000 original issue discount.  The principal and accrued interest is payable on or before May 4, 2016. On April 15, 2015, the Company borrowed $25,000 of this amount. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock at a price equal to the lesser of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion. . During the six months ended June 30, 2017, principal of $1,096 was converted into 91,000 shares of common stock. The outstanding balance at June 30, 2017 and December 31, 2016 was $12,133 and $13,229, respectively, with accrued interest of $4,290, and $3,761 at June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, total convertible debt was $538,639 and $574,275, respectively.

Note 8 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $-0- and $7,524 for the six months ended June 30, 2017 and 2016, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of June 30, 2017 and December 31, 2016, the derivative liability was $27,565 and $46,955, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at June 30, 2017:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $0.0001 at June 30, 2017.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Derivative Liability (continued)

Variable Conversion Prices - The conversion price was based on: (i) 50% of the average closing bid price during the preceding ten consecutive trading days immediately prior to the conversion at June 30, 2017 for Carebourn Capital; (ii) the lower of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion at June 30, 2017 for JMJ Financial.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity 184 days at June 30, 2017.

Risk Free Rate - The risk free rate was based on the Treasury note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at June 30, 2017 was 1.03% based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 308.11% at June 30, 2017.

Note 8 - Related Party Transactions

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At June 30, 2017, 2016 and December 31, 2016, $223,006 and $242,130, respectively, was due to the principal executive officer, including accrued interest. Interest expense is accrued at an average annual market rate of interest which was 4.0% at June 31, 2017 and 3.75% at December 31, 2016.  Interest expense associated with this loan was $6,353 and $11,681 for the three and six months ended June 30, 2017 as compared to $4,101 and $8,106 for the three and six months ended June 30, 2016, respectively. No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring a portion of his salary to conserve cash. Deferred wages due to the CEO amounted to $540,809 and $453,309 for the periods ended June 30, 2017 and December 31, 2016, respectively.

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

Results of Operations

Overview

Considering the sluggish economy and the slowdown in the jewelry market, the Company has been carefully managing its expenses in order to better match its revenues until such time as the opportunities we are currently exploring generate an increase in revenues. For the quarter ended June 30, 2017 the Company reported operating income of $28,311 as compared to a loss from operations in the amount of $175,986 for the three months ended June 30, 2016. The Company continues to explore opportunities to expand its business. We remain confident that the jewelry market will turn around and that we can be profitable in the future. However, there can be no assurance that the jewelry market will turn around or that we will be profitable.

	Three Months Ended		Dollar Increase	Percent Increase
	June 30, 2017	June 30, 2016	(Decrease)	(Decrease)
Sales, net	$ 136,430	$ 51,079	$ 85,351	167.1%

Gross profit	$ 84,600	$ (23,148)	$ 107,748	-

Gross profit as a % of sales	62.0%	(45.3%)

	Six Months Ended		Dollar Increase	Percent Increase
	June 30, 2017	June 30, 2016	(Decrease)	(Decrease)
Sales, net	$ 182,668	$ 306,209	$ (123,541)	(40.3%)

Gross Profit	$ 104,387	$ 86,748	$ 17,639	20.3%

Gross profit as a % of sales	57.1%	28.3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Sales

Net sales for the three months ended June 30, 2017 increased $85,351 (167.1%) to $136,430, as compared to $51,049 for the three months ended June 30, 2016. This increase is attributed to an increase in retail sales from the Company’s retail store and an increase in wholesale sales offset partially by the reduction in sales from R.S. Fisher.  Net sales for the six months ended June 30, 2017 decreased $126,541 (167.1%) to $182,668, as compared to $306,209 for the six months ended June 30, 2016. This decrease is primarily attributed lower wholesale sales offset partially by an increase in retail sales from the Company’s retail store. The Company intends to concentrate on its domestic operations and explore additional opportunities to expand its business. However, there has been a general slowdown in the market for the Company’s products.

Gross Profit

Gross profit for the three months ended June 30, 2017 increased $107,748 to $84,600,  as compared to negative gross margin of $23,148 for the six months ended June 30, 2016.  This increase reflects the change in gross profit percentage as a result of higher priced items, the increase in volume. The six months ended June 30, 2016 had inventory adjustments that negatively impacted the gross margin for the six months ended June 30, 2016, which did not incur in the current year. For the three months ended June 30, 2017, our gross profit as a percentage of sales was 62.0% as compared to a gross profit as a percentage of sales of a negative 45.3% for the three months ended June 30, 2016. For the six months ended June 30, 2017, our gross profit as a percentage of sales was 57.1% as compared to a gross profit as a percentage of sales of 28.3 % for the six months ended June 30, 2016. The gross margin percentage improvement is a result of the change in sales mix to more retail sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $96,549 (63.2%) and $174,216 (47.2%) to $56,289 and $195,189 for the three and six months ended June 30, 2017, respectively, as compared to $152,838 and $369,405 for the three and six months ended June 30, 2016, respectively. This decrease is due to cost-saving measures as a result of the general decline in business.

Loss from Operations

As a result of the above, we had income from operations of $28,311 for the three months ended June 30, 2017 as compared to a loss from operations of $175,986 for the three months ended June 30, 2016. For the six months ended June 30, 2017 we had a loss from operations in the amount of $90,802 as compared to a loss from operations in the amount of $282,657 for the six months ended June 30, 2016.

Other Income (Expense)

For the three and six months ended June 30, 2017, the Company had Other Expense of $30,368 and $40,787, respectively, as compared to Other Income of $26,658 and $19,747for the three and six months ended June 30, 2016, respectively. This increase Other Expense is primarily attributed to the lower gain in the fair value of the derivatives and higher interest expense.

Net Loss

As a result of the above, we had net losses of $2,057 and $131,589 for the three and six months ended June 30, 2017, respectively, as compared to net losses of $148,328 and $262,910 for the three and six months ended June 30, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2017, compared to December 31, 2016:

	June 30, 2017	December 31, 2016	Increase/ (Decrease)

Current Assets	$1,328,358	$1,291,336	$37,022

Current Liabilities	$1,985,751	$1,916,873	$(68,878)

Working Capital	$(657,393)	$(625,537)	$(31,856)

Our working capital decreased $31,856. This decrease is primarily attributed lower cash and inventories and higher accounts payable and accrued expenses and deferred compensation.

During the six months ended June 30, 2017, the Company had a net decrease in cash of $11,086. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the six months ended June 30, 2017, the Company used $5,669 in cash for operations as compared to using $19,939 in cash for operations for the six months ended June 30, 2016. This decrease in cash used in operations is primarily attributed to the change in accounts receivable and accounts payable offset by the higher operating loss and change in inventory.

Cash used in investing activities: Net cash used in investing activities was $-0- for the six months ended June 30, 2017 as compared to $1,150 for the six months ended June 30, 2016, due to a decrease in purchases of equipment.

Cash (used in) provided by financing activities: Net cash used in by financing activities for the six months ended June 30, 2017 was $5,417 as compared to providing $22,194 for the six months ended June 30, 2016. This decrease is primarily the result of repayments of advances to stockholders.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit and Notes Payable

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of June 30, 2017, have interest rates ranging from 3.99% to 52.9%.  As of June 30, 2017, we have outstanding balances related to these obligations of $388,999.

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  As of June 30, 2017, the Company had outstanding convertible debt in the amount of $538,639.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

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

The Company has suffered recurring losses, and current liabilities exceeded current assets by $657,393, as of June 30, 2017. As of June 30, 2017, the Company had $538,639 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At June 30, 2017, the Company also had a stockholders’ deficit of $356,179. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2016 consolidated financial statements included in our Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2017, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On June 30, 2017, we issued 107,871,146 shares of common stock valued at $5,394 to Carebourn Capital L.P. (“Carebourn Capital”) for conversion of its convertible debt.

On May 12, 2017, 2017, we issued 219,000,000 shares of common stock valued at $14,892 to Iliad for conversion of its convertible debt and accrued interest.

On May 12, 2017, we issued 60,000,000 shares of common stock valued at $6,000 to Seth A. Brookman for conversion of its convertible debt and accrued interest.

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

BERGIO INTERNATIONAL, INC.

Date: August 21, 2017	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)