Form 10-Q
period 2017-09-30
Bergio International, Inc.
filed 2017-11-20
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 20, 2017, there were 4,622,047,395 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS:	(unaudited)

Current assets:
Cash	$13,159	$21,662
Accounts receivable, net of allowance for doubtful accounts of $80,912 and $95,587 at September 30, 2017 and December 31, 2016, respectively	53,537	5,594
Inventories	1,201,289	1,264,080
Total current assets	1,267,985	1,291,336

Property and equipment, net	269,361	346,858

Other assets:
Investment in unconsolidated affiliate	5,828	5,828
Total other assets	5,828	5,828

Total assets	$1,543,174	$1,644,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current Liabilities:
Accounts payable and accrued liabilities	$217,190	$224,912
Deferred compensation - CEO	584,559	453,309
Bank lines of credit, net	360,027	375,292
Convertible debt	538,639	574,275
Advances from Principal Executive Officer and accrued interest	148,197	242,130
Derivative liability	18,419	46,955
Total current liabilities	1,867,031	1,916,873

Total Liabilities	1,867,031	1,916,873

Commitments and contingencies	-	-

Stockholders' deficit
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 2,558,323,113 and 1,836,846,489 issued and outstanding	25,881	18,366
Additional paid-in capital	7,743,155	7,531,256
Accumulated deficit	(8,092,893)	(7,801,231)
Total stockholders' deficit	(323,857)	(251,609)
Non-controlling interest in R.S. Fisher, Inc.	-	(21,242)
Total stockholders’ deficit	(323,857)	(272,851)

Total liabilities and stockholders' deficit	$1,543,174	$1,644,022

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
				(Restated)
Sales, net	225,980	88,896	408,648	395,195

Cost of sales	157,788	88,358	236,069	307,819

Gross profit	68,192	628	172,579	87,376

Selling, General and Administrative Expenses:
Selling, general and administrative expenses	118,037	121,685	313,226	491,090

Total Selling, General and Administrative Expenses	118,037	121,685	313,226	491,090

Loss from operations	(49,845)	(121,057)	(140,647)	(403,714)

Other Income (Expense):
Other income	-	-	-	2,630
Interest expense	2,074	(24,284)	(58,103)	(73,668)
Amortization of debt discount	-	(1,965)	-	(9,489)
Change in fair value of derivatives	(5,340)	(34,026)	14,724	29,444
Gain on extinguishment of debt	36,953	27,699	36,279	38,629
Gain on sale of asset	48,480	-	48,480	-
Amortization of deferred financing costs	-	-		(375)
Total Other Income (Expense)	82,167	(32,576)	41,380	(12,829)

Income (loss) before income taxes	32,322	(153,633)	(99,267	(416,543)

Provision for income taxes	-	-	-	-

Net income (loss)	$32,322	$(153,633)	$(99,267)	$(416,543)

Net loss attributable to the non-controlling interest in R.S. Fisher, Inc.	-	(9,096)	-	(42,371))

Net loss attributable to Bergio International, Inc.	$32,322	$(144,537)	$(99,267)	$(374,142)

Net Income (Loss) per Common Share:
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares:
Basic	2,558,323,113	292,584,549	2,306,206,458	165,282,226
Diluted	10,591,290,696	292,584,549	2,306,206,458	165,282,226

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OFCHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

AS OF SEPTEMBER 30, 2017

	Common Stock		Additional Paid in	Accumulated	Non- controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2016	69,272,518	$691	$7,445,512	$(7,246,263)	$167,860	$367,800

Issuance of stock for debt conversion	1,767,573,971	17,675	85,744	-	-	103,419
Net loss	-	-	-	(554,968)	(189,102)	(744,070)

Balance at December 31, 2016	1,836,846,489	18,366	7,531,256	(7,801,231)	(21,242)	(272.851)

Issuance of stock for debt conversion	691,476,624	6,915	35,346	-	-	42,261
Issuance of stock for accounts payable	60,000,000	600	5,400			6,000
Non-controlling interest	-	-	171,153	(192,395)	21,242	-
Net loss	-	-	-	(99,267)	-	(99,267)

Balance at September 30, 2017	2,588,323,113	$25,881	$7,743,155	$(8,092,893)	$-	$(323,857)

	Preferred Stock
	Shares	Amount
Balance at January 1, 2016	51	$ -

Balance at December 31, 2016	51	$ -

Balance at September 30, 2017	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
		(Restated)
Operating activities:
Net loss	$(99,267)	$(374,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	(42,371)
Depreciation and amortization	77,497	118,231
Amortization of debt discount and deferred financing costs	-	9,864
Gain on extinguishment of debt	(36,279)	(38,629)
Gain on sale of asset	(48,480)	-
Change in fair value of derivative liabilities	(14,724)	(29,444)
Provision for bad debts	(7,175)	(10,732)

Changes in operating assets and liabilities:
Accounts receivable	(42,810)	(76,250)
Inventory	62,791	86,831
Deferred compensation	131,250	128,900
Accounts payable and accrued liabilities	34,898	66,137
Net cash provided by (used in) operating activities	57,701	(9,135)

Investing activities:
Sale of RS Fisher	20,527	-
Capital expenditures	-	(1,150)
Net used in investing activities	20,527	(1,150)

Financing activities:
Advances of bank lines of credit, net	7,202	5,340
Repayments to stockholder, net	(93,933)	2,052
Net cash (used in) provided by financing activities	(86,731)	7,392

Net change in cash	(8,503)	(2,893)

Cash - beginning of periods	21,662	2,893

Cash - end of periods	$13,159	$-0-

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,396	$5,896
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock for convertible debt, accrued interest and accounts payable	$48,261	$32,053

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016, and statements of cash flows for the nine months ended September 30, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017 (the “Annual Report”).

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and current liabilities exceeded current assets by $599,046, as of September 30, 2017. As of September 30, 2017, the Company had $538,639 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At September 30, 2017, the Company also had a stockholders’ deficit of $323,857. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

During the nine months ended September 30, 2017, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2017 through the issuance of the accompanying financial statements.

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

As of September 30, 2017, the Company sold its 51% interest in R.S. Fisher.

Note 4 - Income (Loss) per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the nine months ended September 30, 2017, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6 below. For the nine months ended September 30, 2017, 8,002,967,583 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2016, 1,411,502,797 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5 - New Authoritative Accounting Guidance

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing, to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use. The ASU will be effective for the Company in the first quarter of 2018 using either of two methods: (1) retrospective application to each prior reporting period presented with the option to elect certain practical expedients or (2) retrospective application with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain additional disclosures. Early adoption is permitted as of annual and interim reporting periods beginning after December 15, 2016. The Company is continuing to evaluate the future impact of this ASU on the consolidated financial statements and do not believe there will be a material impact to our revenue upon adoption.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 6 - Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	September 30,	December 31,
	2017	2016
Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. September 30, 2017 and December 31, 2016, the interest rates ranged from 6.0% to 22.5%.	$360,027	$375,292
Current maturities included in current liabilities	$360,027	$375,292

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the nine months ended September 30, 2017 principal and interest of $27,336 was converted into 402,000,000 shares of common stock. The outstanding balances at September 30, 2017 and December 31, 2016 was $73,414 and $97,609, respectively, with accrued interest of $2,000 and $653 at September 30, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. There were no conversions during the nine months ended September 30, 2017. The outstanding balances at September 30, 2017 and December 31, 2016 were $329,175, with accrued interest of $59,035 and $39,831 at September 30, 2017 and December 31, 2016, respectively.

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance. The notes are convertible into shares of the Company’s common stock based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. During the nine months ended September 30, 2017, principal of $10,345 was converted into 197,876,624 shares of common stock. The outstanding balances at September 30, 2017 and December 31, 2016 were $12,327 and $22,672, respectively, with accrued interest of $-0- and $9,000 at September 30, 2017 and December 31, 2016, respectively. This note was fully repaid in October 2017.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Convertible Debt (continued)

Third Party Note (continued)

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

KBM Worldwide

On February 4, 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the nine months ended September 30, 2017. The outstanding balances at September 30, 2017 and December 31, 2016 were $40,590, with accrued interest of $2,465 and $6,913 at September 30, 2017 and December 31, 2016, respectively.

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the nine months ended September 30, 2017. The outstanding balances at September 30, 2017 and December 31, 2016 were $38,000 with accrued interest of $7,862 and $5,582 at September 30, 2017 and December 31, 2016, respectively.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the nine months ended September 30, 2017. The outstanding balance at September 30, 2017 and December 31, 2016 was $33,000 with accrued interest of $6,344 and $4,364 at September 30, 2017 and December 31, 2016, respectively.

JMJ Financial

On April 15 2015, the Company entered into a $250,000 convertible note with JMJ Financial. The consideration was $225,000 and $25,000 original issue discount.  The principal and accrued interest is payable on or before May 4, 2016. On April 15, 2015, the Company borrowed $25,000 of this amount. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock at a price equal to the lesser of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion. . During the nine months ended September 30, 2017, principal of $1,096 was converted into 91,000 shares of common stock. The outstanding balance at September 30, 2017 and December 31, 2016 was $12,133 and $13,229, respectively, with accrued interest of $4,554, and $3,761 at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, total convertible debt was $538,639 and $574,275, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $-0- and $7,524 for the nine months ended September 30, 2017 and 2016, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of September 30, 2017 and December 31, 2016, the derivative liability was $18,419 and $46,955, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at September 30, 2017:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $0.0001 at September 30, 2017.

Variable Conversion Prices - The conversion price was based on: (i) 50% of the average closing bid price during the preceding ten consecutive trading days immediately prior to the conversion at September 30, 2017 for Carebourn Capital; (ii) the lower of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion at September 30, 2017 for JMJ Financial.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity 92 days at September 30, 2017.

Risk Free Rate - The risk free rate was based on the Treasury note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at September 30, 2017 was 1.06% based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 150.32% at September 30, 2017.

Note 8 - Related Party Transactions

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At September 30, 2017, 2016 and December 31, 2016, $148,197 and $242,130, respectively, was due to the principal executive officer, including accrued interest. Interest expense is accrued at an average annual market rate of interest which was 4.25% at September 30, 2017 and 3.75% at December 31, 2016.  Interest expense associated with this loan was $6,308 and $17,989 for the three and nine months ended September 30, 2017 as compared to $4,367 and $12,473 for the three and nine months ended September 30, 2016, respectively. No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Related Party Transactions (continued)

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $584,559 and $453,309 for the periods ended September 30, 2017 and December 31, 2016, respectively.

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

Results of Operations

Overview

Considering the sluggish economy and the slowdown in the jewelry market, the Company has been carefully managing its expenses in order to better match its revenues until such time as the opportunities we are currently exploring generate an increase in revenues. For the quarter ended September 30, 2017 the Company reported operating loss of $49,845 as compared to a loss from operations in the amount of $121,057 for the three months ended September 30, 2016. The Company continues to explore opportunities to expand its business. We remain confident that the jewelry market will turn around and that we can be profitable in the future. However, there can be no assurance that the jewelry market will turn around or that we will be profitable.

	Three Months Ended		Dollar Increase	Percent Increase
	September 30, 2017	September 30, 2016	(Decrease)	(Decrease)
Sales, net	$ 225,980	$ 88,986	$ 136,994	154.0%

Gross profit	$ 68,192	$ 628	$ 67,564	-

Gross profit as a % of sales	30.2%	0.7%

	Nine Months Ended		Dollar Increase	Percent Increase
	September 30, 2017	September 30, 2016	(Decrease)	(Decrease)
Sales, net	$ 408,648	$ 395,195	$ 13,453	3.4%

Gross Profit	$ 172,579	$ 87,376	$ 85,203	97.5%

Gross profit as a % of sales	42.2%	22.1%

Sales

Net sales for the three months ended September 30, 2017 increased $136,994 (154.0%) to $225,980, as compared to $88,986 for the three months ended September 30, 2016. This increase is primarily attributed to an increase in wholesale sales offset partially by the reduction in sales from R.S. Fisher. Net sales for the nine months ended September 30, 2017 increased $13,453 (3.4%) to $408,648, as compared to $395,195 for the nine months ended September 30, 2016. This increase is primarily attributed to an increase in wholesale sales as well as in increase in retail sales from its retail store offset partially by reduction sales from RS Fisher. The increase in sales is primarily attributed to the timing of orders. The Company intends to concentrate on its domestic operations and explore additional opportunities to expand its business. However, there has been a general slowdown in the market for the Company’s products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Gross Profit

Gross profit for the three months ended September 30, 2017 increased $67,564 to $68,192, as compared to $628 for the nine months ended September 30, 2016.  This increase primarily is a result of the increase in sales. Gross profit for the three months ended September 30, 2016 was impacted to the selling of inventory at a substantial discount to provide cash for operations. Gross profit for the nine months ended September 30, 2017 increased $85,203 to $172,579 as compared to $87,376 for the nine months ended September 30, 2016. This increase is primarily attributed to the increase in sales. The nine months ended September 30, 2016 had inventory adjustments that negatively impacted the gross margin for the nine months ended September 30, 2016, which did not incur in the current year. For the three months ended September 30, 2017, our gross profit as a percentage of sales was 30.2% as compared to a gross profit as a percentage of sales of 0.7% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, our gross profit as a percentage of sales was 42.2% as compared to a gross profit as a percentage of sales of 22.1 % for the nine months ended September 30, 2016.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $3,648 (3.0%) for the three months ended September 30, 2017 to $118,037 as compared to $121,685 for the three months ended September 30, 2016. Lower depreciation expense as a result of the write-off in 2016 of RS Fisher assets due to impairment and lower professional fees was partially offset by a credit in 2016 as a result of a bad debt recovery which did not occur in 2017. Total selling, general and administrative expenses decreased $177,864 (36.2%) for the nine months ended September 30, 2017 to $313,226 as compared to $491,090 for the three months ended September 30, 2016. This decrease is due to cost-saving measures as a result of the general decline in business and lower depreciation expense as a result of the write-off in 2016 of RS Fisher assets due to impairment.

Loss from Operations

As a result of the above, we had losses from operations of $49,845 and $140,647 for the three and nine months ended September 30, 2017 as compared to losses from operations of $121,057 and $403,714 for the three and nine months ended September 30, 2016.

Other Income (Expense)

For the three months ended September 30, 2017, the Company had Other Income of $82,167 as compared to Other Expense of $32,576 for the three months ended September 30, 2016 primarily as a result of the lower loss on the change in the fair value of derivatives, lower interest expense and the gain on sale of asset. For the nine months ended September 30, 2017, the Company had Other Income of $41,380 as compared to Other Expense of $12,829 for the nine months ended September 30, 2016 primarily as a result of the gain on the sale of asset and lower interest expense offset partially by the lower gain on the change in the fair value of derivatives.

During the three months ended September 30, 2017, the Company sold its interest in RS Fisher for $20, 527 in cash and reversed the remaining balance sheet items netting to $27,953 for a total gain on sale of asset of $48,480.

Net Loss

As a result of the above, we had net income of $32,322 for the three months ended September 30, 2017 as compared to a net loss of $153,633 for the three months ended September 30, 2016.  For the nine months ended September 30, 2017 the Company had a net loss of $99,267 as compared to a net loss of $416,543 for the nine months ended September 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2017, compared to December 31, 2016:

	September 30, 2017	December 31, 2016	Increase/ (Decrease)

Current Assets	$1,267,985	$1,291,336	$(23,351)

Current Liabilities	$1,867,031	$1,916,873	$(49,842)

Working Capital	$(599,046)	$(625,537)	$(26,491)

Our working capital deficit decreased $26,491. This decrease is primarily attributed lower cash and inventories and higher accounts payable and accrued expenses and deferred compensation.

During the nine months ended September 30, 2017, the Company had a net decrease in cash of $8,503. The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities: For the nine months ended September 30, 2017, the Company provided $57,701 in cash for operations as compared to using $9,135 in cash for operations for the nine months ended September 30, 2016. This increase in cash provided in operations is primarily attributed to the decrease in loss from operations.

Cash used in investing activities: Net cash used in investing activities was $20,527 for the nine months ended September 30, 2017 as compared to $1,150 for the nine months ended September 30, 2016, due to the sale of the Company’s interest in RS Fisher.

Cash (used in) provided by financing activities: Net cash used in by financing activities for the nine months ended September 30, 2017 was $86,731 as compared to providing $7,392 for the nine months ended September 30, 2016. This decrease is primarily the result of repayments of advances to stockholders.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit and Notes Payable

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of September 30, 2017, have interest rates ranging from 9.0% to 22.5%.  As of September 30, 2017, we have outstanding balances related to these obligations of $360,027.

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  As of September 30, 2017, the Company had outstanding convertible debt in the amount of $538,639.

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

The Company has suffered recurring losses, and current liabilities exceeded current assets by $599,046, as of September 30, 2017. As of September 30, 2017, the Company had $538,639 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At September 30, 2017, the Company also had a stockholders’ deficit of $323,857. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

None.

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

BERGIO INTERNATIONAL, INC.

Date: November 20, 2017	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)