Form 10-K
period 2017-12-31
Bergio International, Inc.
filed 2018-04-24
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock (par value $0.00001 per share) held by non-affiliates on June 30, 2017 (the last business day of our most recently completed second fiscal quarter) was $462,204 using the closing price on June 30, 2017.

As of April 20, 2018, the registrant had 4,852,047,395 shares of common stock, par value $0.00001 per share, outstanding.

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

On June 1, 2015, the Company acquired a 51% interest in R.S. Fisher, Inc., a Delaware corporation, in exchange for funding the company’s operations.  The minority shareholder contributed jewelry molds and inventory valued at $349,292. The Company discontinued its business with RS Fisher, effective January 1, 2017, and wrote-off the assets as of December 31, 2016. During 2017 the Company sold its interest in RS Fisher for $20,527 in cash and reversed the remaining balance sheet items netting to $27,953 for a total gain on sale of asset of $48,480.

Considering the sluggish economy and the slowdown in the jewelry market, the Company has been carefully managing its expenses in order to better match its revenues until such time as the opportunities we are currently exploring generate an increase in revenues. However, there can be no assurance that the jewelry market will turn around or that we will be profitable. The Company has instituted various cost saving measures to conserve cash and has worked with its debtors in an attempt to negotiate the debt terms. The Company has been also investigating various strategies to increase sales and expand its business. The Company is in negotiations with some potential partners, but, at this time, there is nothing concrete, but the Company remains positive about its prospects. However, there is no assurance that the Company will be successful in its endeavors or that it will be able to increase sales. Our future operations are contingent upon increasing revenues and raising capital for on-going operations and expansion of our product lines. Because we have a limited operating history, you may have difficulty evaluating our business and future prospects.

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

Customers

During the year ended December 31, 2017, the Company had one customer that accounted for 9% of total sales. No other no single customer accounted for over 5% or more of our annual sales. During the year ended December 31, 2016, the Company had no single customer that accounted for over 5% or more of our annual sales.

As of December 31, 2017 accounts receivable, net amounted to only $61,511 and no one customer represented 93% significant amount of this balance. This amount was collected in the first quarter of 2018. As of December 31, 2016 accounts receivable, net amounted to only $5,594 and no one customer represented a significant amount of this balance.

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

Research and Development

There were no expenses incurred for research and development in 2017 and 2016.

Employees

As of April 20, 2018, we had 2 full-time employees and 1 part-time employees. Our current employees are sales and marketing personnel.  No personnel are covered by a collective bargaining agreement. We use the services of independent consultants and contractors from time to time when needed.

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

Item 1A. Risk Factors.

Risks Related To Our Business and Industry

WE HAVE HAD LIMITED OPERATIONS, HAVE INCURRED LOSSES SINCE INCEPTION, HAVE SUFFICIENT CASH TO SUSTAIN OUR OPERATIONS FOR A PERIOD OF APPROXIMATELY TWO MONTHS, AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN AND RECEIVED A GOING CONCERN OPINION IN PRIOR PERIODS.

The Company has suffered recurring losses, and current liabilities exceeded current assets by approximately $514,657, as of December 31, 2017. As of December 31, 2017, the Company had cash on hand of approximately $21,721 and $437,781 in convertible debentures due on December 31, 2017. At December 31, 2017, the Company also had a stockholders’ deficit of $$265,409. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

In addition to obtaining new customers and increasing sales to existing customers, management plans to achieve profitability by increasing its business through partnering with other companies in the jewelry business and finding other channels to distribute its products. There can be no assurance that the Company can raise the required capital to support operations or increase sales to achieve profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

OUR OPERATING RESULTS MAY BE ADVERSELY IMPACTED BY WORLDWIDE POLITICAL AND ECONOMIC UNCERTAINTIES AND SPECIFIC CONDITIONS IN THE MARKETS WE ADDRESS.

In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, and reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of the current global economic and financial conditions could materially adversely affect (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products and (iii) our ability to commercialize products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the display industry.

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404.  For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2017, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Currently, we lease a 1,730 square feet in Fairfield, NJ for our offices as well as our design and manufacturing facility. The lease expired in August 31, 2010, and is being renewed on a month-to-month basis. Our Fairfield, New Jersey facility is presently adequate for the performance of all company functions, which includes manufacturing, design and administrative needs.

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

Years Ended December 31,
2017	High	Low
First Quarter	$0.0002	$0.0001
Second Quarter	0.0001	0.0001
Third Quarter	0.0001	0.0001
Fourth Quarter	0.0002	0.0001
2016
First Quarter	$0.0006	$0.0002
Second Quarter	0.0005	0.0002
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0003	0.0001

b) Holders

As of December 31, 2017, the Company has 39 shareholders of record of its issued and outstanding common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2017, we had an incentive stock and award plan under which 200,000 shares had been reserved for issuance. The following table shows information with respect this plan as of the fiscal year ended December 31, 2017:

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we have issued the following securities  which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

1)

On March 22, 2017, we issued 90,005,478 shares of common stock valued at $4,951 to Carebourn Capital for conversion of its convertible debt.

2)

On March 22, 2017, we issued 183,000,000 shares of common stock valued at $12,244 to Illiad for conversion of its convertible debt and accrued interest.

3)

On March 22, 2017, we issued 91,600,000 shares of common stock valued at $4,580 to JMJ Financial for conversion of its convertible debt.

4)

On May 12, 2017, we issued 60,000,000 shares of common stock valued at $6,000 to a firm for payment of accounts payable.

5)

On May 12, 2017, we issued 219,000,000 shares of common stock valued at $14,892 to Illiad for conversion of its convertible debt and accrued interest.

6)

On June 30, 2017, we issued 107,871,146 shares of common stock valued at $5,394 to Carebourn Capital for conversion of its convertible debt.

7)

On October 1, 2017, we issued 210,000,000 shares of common stock valued at $21,000 to View Point Health Investments in exchange for consulting services.

8)

On October 4, 2017, we issued 107,871,146 shares of common stock valued at $6,935 to Carebourn Capital for conversion of its convertible debt.

9)

On October 10, 2017, we issued 92,457,600 shares of common stock valued at $6,935 to Carebourn Capital for conversion of its convertible debt.

10)

On October 3, 2017, we issued 258,500,000 shares of common stock valued at $17,568 to Illiad for conversion of its convertible debt and accrued interest.

11)

On October 13, 2017, we issued 360.000.000 shares of common stock valued at $24,480 to Illiad for conversion of its convertible debt and accrued interest.

12)

On October 3, 2017, we issued 129,000,000 shares of common stock valued at $6,450 to JMJ Financial for conversion of its convertible debt.

13)

On October 10, 2017, we issued 113,062,200 shares of common stock valued at $5,653 to JMJ Financial for conversion of its convertible debt.

14)

On October 11, 2017, we issued 159,444,444 shares of common stock valued at $14,350 to KBM Financial for conversion of its convertible debt and accrued interest.

15)

On October 12, 2017, we issued 159,500,000 shares of common stock valued at $14,355 to KBM Financial for conversion of its convertible debt.

16)

On October 13, 2017, we issued 159,444.444 shares of common stock valued at $14,350 to KBM Financial for conversion of its convertible debt.

17)

On October 24, 2017, we issued 159,444.444 shares of common stock valued at $14,350 to KBM Financial for conversion of its convertible debt.

18)

On October 26, 2017, we issued 125,000,000 shares of common stock valued at $12,500 to a firm for payment of accounts payable.

Rule 10B-18 Transactions

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

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

On June 1, 2015, the Company acquired a 51% interest in R.S. Fisher, Inc., a Delaware corporation, in exchange for funding the company’s operations.  The minority shareholder contributed jewelry molds and inventory valued at $349,292. The Company discontinued its business with RS Fisher, effective January 1, 2017, and wrote-off the assets as of December 31, 2016. During 2017 the Company sold its interest in RS Fisher for $20, 527 in cash and reversed the remaining balance sheet items netting to $27,953 for a total gain on sale of asset of $48,480.

Considering the sluggish economy and the slowdown in the jewelry market, the Company has been carefully managing its expenses in order to better match its revenues until such time as the opportunities we are currently exploring generate an increase in revenues. However, there can be no assurance that the jewelry market will turn around or that we will be profitable.

The Company has instituted various cost saving measures to conserve cash and has worked with its debtors in an attempt to negotiate the debt terms. The Company has been also investigating various strategies to increase sales and expand its business. The Company is in negotiations with some potential partners, but, at this time, there is nothing concrete, but the Company remains positive about its prospects. However, there is no assurance that the Company will be successful in its endeavors or that it will be able to increase sales.

Our future operations are contingent upon increasing revenues and raising capital for on-going operations and expansion of our product lines. Because we have a limited operating history, you may have difficulty evaluating our business and future prospects.

Results of Operations - For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	Year Ended December 31,		Dollar	Percent
	2017	2016	Increase (Decrease)	Increase (Decrease)
Sales - Net	$635,948	$557,375	$78,573	14.1%

Gross Margin	$191,036	$153,604	37,482	24.4%

Gross Margin Percent	30.0%	27.6%	-	-

Sales

Net sales for year ended December 31, 2017 increased $78,573 (14.1%) to $635,948, as compared to $557,375 for the year ended December 31, 2016. This increase is primarily attributed to an increase in retail sales as well as in increase in wholesale sales from its retail store offset partially by reduction sales from RS Fisher. The Company intends to concentrate on its domestic operations and explore additional opportunities to expand its business. However, there has been a general slowdown in the market for the Company’s products and the jewelry industry as a whole.

Gross Profit

Gross profit for the year ended December 31, 2017 increased $37,432 (24.4%) to $191,036 as compared to $153,604 for the year ended December 31, 2016. This increase in gross profit is primarily due to the increase in sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $220,842 (32.2%) to $464,595 for the year ended December 31, 2017 as compared to $685,437 for the year ended December 31, 2017. This decrease is mostly a result of cost reduction measures and lower expenses attributed to the R.S. Fisher operations which has been sold.

Impairment Loss on Assets

The Company had an impairment loss on assets in the amount of $258,457 for the year ended December 31, 2016 associated with the assets of RS Fisher and Company. The Company did not have this expense in 2017.

Loss from Operations

As a result of the above, the Company reduced its loss from operations to $273,599 for the year ended December 31, 2017 as compared to $790,290 for the year ended December 31, 2016.

Other Expense

For the year ended December 31, 2017, the Company had other income of $73,774 as compared to other income of $46,220 for the year ended December 31, 2016. The increase in in gains on the extinguishment of debt and the sale of an asset was offset mostly by the lower gain on the change in the fair value of the derivatives and the increase in interest expense.

Net Loss

As a result of the above, the Company reduced its loss for the year ended December 31, 2017 to $199,785 as compared to a net loss of $744,070 for the year ended December 31, 2016.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2017, compared to December 31, 2016.

	December 31, 2017	December 31, 2016	Increase/ (Decrease)

Current Assets	$1,276,565	$1,291,336	$(14.771)

Current Liabilities	$1,791,222	$1,916,873	$125,651

Working Capital	$(514,657)	$(625,537)	$110,880

Our working capital deficiency decreased $110,880. This improvement is primarily attributed repayment of stockholder’s loans and conversion of debt to equity partially offset by the increase in deferred compensation.

During the year ended December 31, 2017, the Company had a net increase in cash of $59. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.  For the year ended December 31, 2017, the Company provided $93,880 in cash for operations as compared to using $3,808 in cash for the year ended December 31, 2016. This increase in cash used in operations is primarily attributed to the lower operating loss.

Cash used in investing activities. For the year ended December 31, 2017, the Company provided $20,527 from investing activities as compared to using $1,150 for the year ended December 31, 2016. This increase is due to the cash received from the sale of RS Fisher in the amount of $20,527.

Cash provided by (used in) financing activities. For the year ended December 31, 2017, the Company used $114,348 in financing activities as compared to providing $23,943 from financing activities for the year ended December 31, 2016. This decrease is primarily the result of loan to stockholder..

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit

We currently have a $175,000 bank line of credit agreement with Columbia Bank. Interest is at the bank’s prime rate plus 1.75% with a minimum rate of 5.75%. The line is collateralized by our assets as well as a personal guarantee by our Chief Executive Officer, Berge Abajian.  As of December 31, 2017, the outstanding balance due to Columbia Bank was $170,000.

We have a number of various unsecured credit card obligations.  These obligations require minimal monthly payments of interest and principal and as of December 31, 2017, have interest rates ranging from 3.99% to 15.90%.  As of December 31, 2017, we have outstanding balances related to these obligations of $168,555.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  As of December 31, 2017, the Company had outstanding convertible debt in the amount of $437,781.

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

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results. Management has provided an allowance for doubtful accounts of approximately $76,227 at December 31, 201-75 and $95,587 at December 31, 2016.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2017, the fair value of short-term financial instruments including accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

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

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, “Income Taxes”. This update requires that all deferred tax assets and liabilities be classified as non-current. The Company adopted this update. The adoption of this update did not have any impact on the Company’s results of operations.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. The guidance requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies such conditions or events, a footnote disclosure is required to disclose their nature, as well as management’s plans to alleviate the substantial doubt to continue as a going concern. The standard became effective for our fiscal year end 2017.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The latest amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is assessing their implementation process and the potential impact on its existing revenue accounting policies and newly required financial statement disclosures. The Company has not yet determined the impact from the adoption of the new standard on either its financial position or results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

BERGIO INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$21,721	$21,662
Accounts receivable, net	61,511	5,594
Inventories	1,188,646	1,264,080
Prepaid expenses	4,687	-
Total current assets	1,276,565	1,291,336

Property and equipment, net	242,420	346,858
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,525,813	$1,644,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank lines of credit	$338,555	$375,292
Convertible debt	437,781	574,275
Accounts payable and accrued liabilities	252,796	224,912
Deferred compensation - CEO	628,309	453,309
Advances from stockholder and accrued interest	133,781	242,130
Derivative liability	-	46,955

Total current liabilities	1,791,222	1,916,873

Total liabilities	1,791,222	1,916,873

Commitments and contingencies

Stockholders’ equity (deficit0
Series A preferred stock, par value $0.00001 per share, 51 shares authorized, 51 shares issued and outstanding	-	-
Common stock, 6,000,000,000 shares authorized, par value $0.00001 per share, 4,622,047,391 and 1,836,846,489 shares issued and outstanding, respectively	46,218	18,366
Additional paid-in capital	7,881,784	7,531,256
Accumulated deficit	(8,193,411)	(7,801,231)
Total stockholders’ deficit	(265,409)	(251,609)
Non-controlling interest in R. S. Fisher, Inc.	-	(21,242)
Total deficit	(265,409)	(272,851)

Total liabilities and stockholders’ deficit	$1,525,813	$1,644,022

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the years ended December 31,
	2017	2016

Net sales	$635,948	$557,375

Cost of sales	444,912	403,771

Gross margin	191,036	153,604

Operating expenses:
Impairment loss on assets	-	258,457
Selling, general and administrative	464,595	685,437

Total operating expenses	464,595	943,894

(Loss) income from operations	(273,559)	(790,290)

Other income (expense):
Interest expense	(104,349)	(88,610)
Amortization of debt discount	-	(9,489)
Amortization of deferred financing costs	-	(375)
Change in fair value of derivatives	13,406	45,710
Gain on extinguishment of debt	116,237	96,354
Gain on sale of asset	48,480	-
Other income	-	2,630

Total other expense	73,774	46,220

Loss before provision for income taxes	(199,785)	(744,070)

Provision for income taxes	-	-

Net loss	(199,785)	(744,070)

Net loss attributable to the non-controlling interest in R.S. Fisher, Inc.	-	(189,102)

Net loss attributable to Bergio International, Inc.	$(199,785)	$(554,968)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding Basic and diluted	2,836,986,113	438,478,451

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

As of December 31, 2017

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Non- controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2016	69,272,518	$691	$7,445,512	$(7,246,263)	$167,860	$367,800

Issuance of stock for debt conversion	1,767,573,971	17,675	85,744	-	-	103,419
Net loss	-	-	-	(554,968)	(189,102)	(744,070)

Balance at December 31, 2016	1,836,846,489	18,366	7,531,256	(7,801,231)	(21,242)	(272,851)

Issuance of stock for debt conversion	2,390,200,902	23,902	143,825	-	-	167,727
Issuance of stock for accounts payable	185,000,000	1,850	16,650			18,500
Issuance of common stock for services	210,000,000	2,100	18,900			21,000
Non-controlling interest	-	-	171,153	(192,395)	21,242	-
Net loss	-	-	-	(199,785)	-	(199,785)

Balance at December 31, 2017	4,622,047,391	$46,218	$7,881,784	$(8,193,411)	$-	$(265,409)

	Preferred Stock
	Shares	Amount

Balance at January 1, 2016	51	$ -

Balance at December 31, 2016	51	$ -

Balance at December 31, 2017	51	$ -

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the years ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(199,785)	$(554,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	(189,102)
Depreciation, amortization and loss on impairment	103,438	402,379
Provision for bad debts	(11,860)	(3,232)
Amortization of debt discount	-	9,489
Amortization of deferred financing costs	-	375
Change in fair value of derivatives	(13,406)	(45,710)
Stock for services	21,000	-
Gain on sale of asset	(48,480)	-
Gain on extinguishment of debt	(116,237)	(96,354)
Changes in assets and liabilities:
Accounts receivable	(46,099)	48,738
Inventories	75,434	152,321
Prepaid expenses	(4,687)	-
Deferred compensation	175,000	172,650
Accounts payable and accrued liabilities	159,562	99,696
Net cash used in operating activities	93,880	(3,808)

Cash flows from investing activities:
Sale of RS Fisher	20,527	-
Acquisition of property and equipment	-	(1,150)
Net cash used in investing activities	20,527	(1,150)

Cash flows from financing activities:
Advances (repayments) of bank lines of credit, net	(5,999)	34,670
(Payments) advances from stockholder and accrued interest, net	(108,349)	(10,943)
Net cash provided by financing activities	(114,348)	23,727

Net increase (decrease) increase in cash	59	18,769
Cash, beginning of year	21,662	2,893
Cash, end of year	$21,721	21,662

Supplemental cash flow information:
Cash paid for taxes	$-	-
Cash paid for interest	$48,738	8,356
Supplemental non-cash information
Issuance of common stock for vendor payables	$18,500	-
Issuance of common stock for convertible debt and accrued interest	$136,494	103,419

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

Basis of Presentation

These financial statements are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of December 31, 2017, the results of operations for the years ended December 31, 2017 and 2016, and statements of cash flows for the years ended December 31, 2017 and 2016.   The financial statements have been prepared in accordance with the requirements of Form 10-K.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and current liabilities exceeded current assets by approximately $514,657, as of December 31, 2017. As of December 31, 2017, the Company had cash on hand of $21,721 and $437,781 in convertible debentures due on December 31, 2017. At December 31, 2017, the Company also had a stockholders’ deficit of $265,409. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

As of September 30, 2017, the Company sold its 51% interest in R.S. Fisher.

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at December 31, 2017 and, 2016, as defined in FASB ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the balance sheets as of December 31, 2017 and 2016 for cash, accounts receivable, inventories and accounts payable and loans payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2017 and 2016, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2017 and 2016.

Cash and Cash Equivalents:

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2017 and December 31, 2016.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Accounts Receivable:

Accounts receivable are generated from sales of fine jewelry to retail outlets throughout the United States. At December 31, 2017 and December 31, 2016, accounts receivable were substantially comprised of balances due from retailers.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. The Company historically has been able to collect the accounts receivable balance during a period of nine months to a year. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $76,227 and $95,587, respectively.

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

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2016, the Company recognized an impairment loss of $258,457. No impairment loss was recognized for the year ended December 31, 2017.

Investment in Unconsolidated Affiliates:

The Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost. At December 31, 2017 and December 31, 2016, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

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

In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, “Income Taxes”. This update requires that all deferred tax assets and liabilities be classified as non-current. The Company adopted this update. The adoption of this update did not have any impact on the Company’s results of operations.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. The guidance requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies such conditions or events, a footnote disclosure is required to disclose their nature, as well as management’s plans to alleviate the substantial doubt to continue as a going concern. The standard became effective for our fiscal year end 2017.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued):

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The latest amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is assessing their implementation process and the potential impact on its existing revenue accounting policies and newly required financial statement disclosures. The Company has not yet determined the impact from the adoption of the new standard on either its financial position or results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

Subsequent Events:

The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2017 through the issuance of the accompanying financial statements.

Note 3. Basic and Diluted Income (Loss) Per Share

Net loss per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net loss divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants, options, and/or conversions is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise. For the years ended December 31. 2017 and 2016, basic net loss per share equaled the diluted loss per share, since the effect of shares potentially issuable upon exercise or conversion was anti-dilutive.  For the years ended December 31, 2017 and 2016, 6,431,347,619 and 569,283,333 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 3. Basic and Diluted Income (Loss) Per Share (continued)

	December 31, 2017	December 31, 2016
Basic net loss per share computation:
Net loss	$(199,785)	$(554,968)
Weighted-average common shares outstanding	2,836,986,113	438,478,451
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share computation:
Net loss	$(119,785)	$(554,968)
Weighted-average common shares outstanding:	2,836,986,113	438,478,451
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	--	--
Total adjusted weighted-average shares	2,836,986,113	438,478,451
Diluted net loss per share	$(0.00)	$(0.00)

Note 4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2017	2016

Leasehold improvements	$317,776	$317,776
Office and equipment	566,308	897,134
Selling equipment	8,354	8,354
Furniture and fixtures	18,487	18,487

Total at cost	910,925	1,241,750
Less: Accumulated depreciation & amortization	(667,505)	(894,892)

	$243,420	$348,858

Depreciation and amortization expense related to the assets above for the years ended December 31, 2017 and 2016 was $103,438 and $143,922, respectively. In addition, for the year ended December 31, 2016, the Company had an impairment loss on assets in the amount of $258,457.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2017	2016

Accounts payable	$153,831	$153,829
Accrued interest	98,965	71,083

	$252,796	$224,912

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 6. Related Party

Advances from Principal Executive Officer and Accrued Interest

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2017 and December 31, 2016, $133,781 and $242,130, respectively, was due to such officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 4.5% and 3.5% at December 31, 2017 and December 31, 2016, respectively.  Interest expense due to such officer was $24,431 and $18,345 for the years ended December 31, 2017 and 2016, respectively. Accrued interest was $104,601 and $79,937 at December 31, 2017 and 2016, respectively.  No terms for repayment have been established. As a result, the amount is classified as a current liability.

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

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $628,309 and $453,309 for the periods ended December 31, 2017 and December 31, 2016, respectively.

The Company is in process of extending this agreement.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 7. Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	December 31,
	2017	2016

Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At December 31, 2017 and 2016, the interest rates ranged from 3.99% to 15.9%.	$338,555	$375,292

Current maturities included in current liabilities	$338,555	$375,292

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

On October 17, 2014, the Company entered into a financing arrangement with Iliad to provide additional financing in the amount of up to $450,000 through the issuance of a Secured Convertible Promissory Note (the “Note”). The Company agreed to cover Iliad’s legal, accounting and other related fees in the amount of $5,000, which is included in the principal balance of the Note. The Note will accrue interest at the rate of 8% per annum until the Note is paid in full. Monies are to be drawn in eight tranches with the initial tranche in the amount of $105,000, and the remaining balance of $350,000 in seven tranches of $50,000 each. The Company drew down the initial tranche on October 17, 2014. The Note had a maturity date of July 17, 2016 and the Company is negotiating with the lender.

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the year ended December 31, 2017, principal of $63,483 and accrued interest of $5,911 was converted into 1,020,392,460 shares of common stock. During the year ended December 31, 2016, principal of $2,391 and accrued interest of $19,487 was converted into 395,271,000 shares of common stock.  The outstanding balances at December 31, 2017 and December 31, 2016 were $34,126 and $97,609, respectively with accrued interest of $604 and $653 at December 31, 2017 and December 31, 2016, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 8. Convertible Debt (continued)

Fife, Typenex and Iliad (continued)

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the year ended December 31, 2017, there were no conversions. During the year ended December 31, 2016, principal of $3,297 and accrued interest of $19,487 was converted into 395,271,000 shares of common stock. The outstanding balances at December 31, 2017 and December 31, 2016 were $329,175 and $329,175 respectively, with accrued interest of $71,015 and $39,831 at December 31, 2017 and December 31, 2016, respectively.

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance.  The notes are convertible into shares of the Company’s common stock based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. During the year ended December 31, 2017, principal of $22,672 was converted into 398,205,370 shares of common stock. During the year ended December 31, 2017, principal of $26,461 was converted into 437,252,477 shares of common stock. The outstanding balances at December 31, 2017 and December 31, 2016 were $-0- and $22,672, respectively, with accrued interest of $-0-and $9,000 at December 31, 2017 and December 31, 2016, respectively.

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

KBM Worldwide

On February 4 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the year ended December 31, 2017, principal of $37,110 and accrued interest 0f $20,295 was converted into 637,833,332 shares of common stock. During the year ended December 31, 2016 $670 of principal and $40 of interest was converted into 11,833,333 shares of common stock. The outstanding balances at December 31, 2017 and December 31, 2016 were $3,480 and $40,590, respectively, with accrued interest of $9,721 and $6,913 at December 31, 2017 and December 31, 2016, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 8. Convertible Debt (continued)

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc.  (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the years ended December 31, 2017 and 2016. The outstanding balance at December 31, 2017 and 2016 was $38,000 with accrued interest of $8,622 and $5,582 at December 31, 2017 and December 31, 2016, respectively. The Company is currently negotiating an extension to this note.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the years ended December 31, 2017 and 2016. The outstanding balance at December 31, 2017 and 2016 was $33,000 with accrued interest of $7,004 and $4,364 at December 31, 2017 and 2016, respectively. The Company is currently negotiating an extension to this note.

LG Capital Funding, LLC

On May 4, 2015, the Company entered into an 8% convertible note in the amount of $36,750 with LG Capital Funding, LLC (“LG Capital”). The principal and accrued interest is payable on or before May 4, 2016. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the lowest trading prices during the 20 days prior to the date of conversion. During the year ended December 31, 2016, the Company the remaining principal balance of $36,440 and accrued interest was converted into 647,217,161 shares of common stock. The outstanding balances at December 31, 2017 were $-0- and $-0-, respectively, with accrued interest of $-0- and $-0- at December 31, 2017 and 2016, respectively/

JMJ Financial

On April 15 2015, the Company entered into a $250,000 convertible note with JMJ Financial. The consideration was $225,000 and $25,000 original issue discount.  The principal and accrued interest is payable on or before May 4, 2016. On April 15, 2015, the Company borrowed $25,000 of this amount. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to the lesser of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion. During the year ended December 31, 2017, principal of $16,713 and accrued interest of $3,484 was converted into 276,000,000 shares of common stock.  During the year ended December 31, 2016, principal of $15,549 was converted into 333,662,200 shares of common stock. The outstanding balances at December 31, 2017 and 2016 were $-0- and $13,229, respectively, with accrued interest of $-0- and $3,761 at December 31, 2017 and 2016, respectively.

As of December 31, 2017 and December 31, 2016, total convertible debt was $437,781 and $574,275, respectively, net of debt discount of $-0- and $9,489, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 9. Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $-0- and $9,489 for the years ended December 31, 2017 and 2016, respectively.  The derivative liability is revalued each reporting period using the Black-Scholes model. As of December 31, 2017 and December 31, 2016, the derivative liability was $-0- and $13,299, respectively.

As of December 31, 2017, the Company had no derivative liabilities.

Note 10. Stockholders’ Equity

The Company is authorized to issue 6,000,000,000 shares of common stock, par value $0.00001 per share and 51 shares of preferred stock, par value $0.00001 per share. At December 31, 2017 and December 31, 2016, there were 4,622,047,391 and 1,836,846,849 common shares issued and outstanding, respectively. On April 3, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to reduce the par value of all shares of common stock and preferred stock from $0.001 to $0.00001 per share.  On February 26, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares. Effective on October 14, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock splits and change in par value. Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock, par value $0.001 to its CEO. In April 2014, the Company changed its par value on its preferred stock from $0.001 to $0.00001. The Series A Preferred Stock pays no dividends and has no conversion rights. Each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company.

For the year ended December 31, 2017, the Company issued the following shares of common stock:

1)

On March 22, 2017, we issued 90,005,478 shares of common stock valued at $4,951 to Carebourn Capital for conversion of its convertible debt.

2)

On March 22, 2017, we issued 183,000,000 shares of common stock valued at $12,244 to Illiad for conversion of its convertible debt and accrued interest.

3)

On March 22, 2017, we issued 91,600,000 shares of common stock valued at $4,580 to JMJ Financial for conversion of its convertible debt.

4)

On May 12, 2017, we issued 60,000,000 shares of common stock valued at $6,000 to a firm for payment of accounts payable.

5)

On May 12, 2017, we issued 219,000,000 shares of common stock valued at $14,892 to Illiad for conversion of its convertible debt and accrued interest.

6)

On June 30, 2017, we issued 107,871,146 shares of common stock valued at $5,394 to Carebourn Capital for conversion of its convertible debt.

7)

On October 1, 2017, we issued 210,000,000 shares of common stock valued at $21,000 to View Point Health Investments in exchange for consulting services.

8)

On October 4, 2017, we issued 107,871,146 shares of common stock valued at $6,935 to Carebourn Capital for conversion of its convertible debt.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Stockholders’ Equity (continued)

9)

On October 10, 2017, we issued 92,457,600 shares of common stock valued at $6,935 to Carebourn Capital for conversion of its convertible debt.

10)

On October 3, 2017, we issued 258,500,000 shares of common stock valued at $17,568 to Illiad for conversion of its convertible debt and accrued interest.

11)

On October 13, 2017, we issued 360.000.000 shares of common stock valued at $24,480 to Illiad for conversion of its convertible debt and accrued interest.

12)

On October 3, 2017, we issued 129,000,000 shares of common stock valued at $6,450 to JMJ Financial for conversion of its convertible debt.

13)

On October 10, 2017, we issued 113,062,200 shares of common stock valued at $5,653 to JMJ Financial for conversion of its convertible debt.

14)

On October 11, 2017, we issued 159,444,444 shares of common stock valued at $14,350 to KBM Financial for conversion of its convertible debt and accrued interest.

15)

On October 12, 2017, we issued 159,500,000 shares of common stock valued at $14,355 to KBM Financial for conversion of its convertible debt.

16)

On October 13, 2017, we issued 159,444.444 shares of common stock valued at $14,350 to KBM Financial for conversion of its convertible debt.

17)

On October 24, 2017, we issued 159,444.444 shares of common stock valued at $14,350 to KBM Financial for conversion of its convertible debt.

18)

On October 26, 2017, we issued 125,000,000 shares of common stock valued at $12,500 to a firm for payment of accounts payable.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 11. Income Taxes

The components of the Company’s deferred taxes at December 31, 2017 and 2016 are as follows:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,304,872	$2,192,44
Startup costs	2,892	4,561
Accounts receivable reserves	22,868	236,978
Deferred compensation	186,993	181,097
Depreciation	(16,406)	(23,729)
Deferred tax asset	1,501,209	2,590,951
Less valuation allowance	(1,501,209)	(2,590,951)

Deferred tax asset, net	$--	$--

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

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 34% to the income tax (benefit) provision recognized in the financial statements is as follows:

	December 31,	December 31,
	2017	2016
U.S. statutory rate	(21%)	(34%)
Income tax expenses - state and local, net of federal benefit	6%	6%
Change in valuation allowance	15%	28%

Effective tax rate	--	--

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 12. Commitments (continued0

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2017.

Years Ended December 31,
2018	15,900
2019	5,400
$21,300

Rent expense for the Company's operating leases for year ended December 31, 2017 and 2016 amounted to approximately $30,408 and $34,648, respectively.

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

Note 14. Significant Customer Concentrations

During the year ended December 31, 2017, the Company had one customer that accounted for 9% of total sales. No other no single customer accounted for over 5% or more of our annual sales. During the year ended December 31, 2016, the Company had no single customer that accounted for over 5% or more of our annual sales.

As of December 31, 2017 accounts receivable, net amounted to only $61,511 and no one customer represented 93% significant amount of this balance. This amount was collected in the first quarter of 2018. As of December 31, 2016 accounts receivable, net amounted to only $5,594 and no one customer represented a significant amount of this balance.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2017 and December 31, 2016. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2017	Level I	Level II	Level III	Total

Derivative liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

December 31, 2016	Level I	Level II	Level III	Total

Derivative liability	$-	$46,955	$-	$46,955
Total Liabilities	$-	$46,955	$-	$46,955

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

There are no reportable events under this item for the year ended December 31, 2017.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2017, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of April 20, 2020.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board, and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name (age)	Position	Year First Elected a Director
Berge Abajian (56)	Chief Executive Officer and Chairman	2007

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2017, were timely

Code of Ethics

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

However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $628,309 and $453,309 for the periods ended December 31, 2017 and December 31, 2016, respectively.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during years ended 2017 and 2016, respectively.

Name and Principal Position	Fiscal Year	Salary ($) (1)(2)	Incentive ($) (3)	Option Awards ($) (4)	All Other Compensation $ (5)	Total ($)

Berge Abajian CEO & Chairman	2017	(2) 175,000	-	-	$12,266	$187,266
	2016	(2) 175,000	-	-	$11,069	$186,069

(1)

The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)

Mr. Abajian voluntarily deferred $175,000 and $172,650 of his salary for the years 2017 and 2016, respectively, until such time as the Company is in a better financial position.

(3)

No incentive compensation was made to the NEO’s in 2017 and 2016 and therefore no amounts are shown.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of April 20, 2018, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of Class 2)

Named Directors and Officers
Berge Abajian, Chairman and CEO (3)	7,446	*%

All Officers and Directors as a Group (1 person)	7,446	*%

•

Less than 0.1%.

(1)  Unless otherwise indicated, the address of each beneficial owner listed above is c/o Bergio International, Inc., 12 Daniel Road East, Fairfield, NJ 07007.

(2)  Based on a total of 4,622,047,391 shares of common stock outstanding on December 31, 2017.

(3)  Mr. Abajian also owns 51 shares of the Company’s Series A Preferred Stock.

Issuances under the Compensation Plan

The following table provides information as of December 31, 2017 regarding compensation plans under which equity securities of the Company are authorized for issuance.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.  The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2017 and December 31, 2016, $133,781 and $242,130, respectively, was due to such officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 4.5% and 3.5% at December 31, 2017 and December 31, 2016, respectively.  Interest expense due to such officer was $24,431 and $18,345 for the years ended December 31, 2017 and 2016, respectively. Accrued interest was $104,601 and $79,937 at December 31, 2017 and 2016, respectively.  No terms for repayment have been established. As a result, the amount is classified as a current liability.

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

Item 14.  Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered by KLJ & Associates, LLP (“KLJ”), our independent registered public accountants in 2016 and the first two quarters of 2017. Sadler, Gibb & Associates, LLC reviewed the third quarter financials. The Company did not have an audit performed for the year ended December 31, 2017 due to financial constraints.

	2017	2016

Audit Fees	$7,800	$29,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	7,800	29,000
Tax Fees	-	-
All Other Fees	-	-

Total	$7,800	$29,000

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

Audit Related Fees, tax and other fees.  No other fees under these categories were paid in 2017 and 2016.

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

10.7

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

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

Exhibit No.	Description

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: April 24, 2018	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	Chief Executive Officer and Chairman	April 24, 2018
Berge Abajian