Form 10-K/A
period 2017-12-31
Bergio International, Inc.
filed 2018-10-22
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No.1

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

As of October 18, 2018 the registrant had 5,391,410,729 shares of common stock, par value $0.00001 per share, outstanding.

Documents Incorporated By Reference:  None.

EXPLANATORY NOTE

Bergio International, Inc. (the “Bergio”, “Company,” “its,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 24, 2018, to incorporate the audited consolidated financial statements and the Reports of Independent Registered Public Accounting Firms for the fiscal years ended December 31, 2017 and 2016.

This Form 10-K/A also reflects certain adjustments to the Company’s consolidated financial statements for the year ended December 31, 2017, which are not material, and did not require the Company to do a formal restatement. See the table below for a summary of the adjustments.

	Year Ended December 31, 2017 (Adjusted)	Year Ended December 31, 2017 (Original)
Sales	$635,948	$635,498
Gross Profit	181,036	191,036
Loss from operations	(288,246)	(273,559)
Net loss	$(214,472)	$(199,785)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Total assets	$1,511,126	$1,525,813
Total liabilities(1)	1,791,222	1,791,222
Total liabilities and stockholders’ deficit	$1,511,126	$1,525,813

(1)

An amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer (see Note 6 to Notes to the Consolidated Financial Statements).

The following sections of this Form 10-K/A contain information that has been amended where necessary to reflect the restatement and certain other events that have occurred subsequent to April 24, 2018, the date of the Original Filing:

•

First Page, Shares Outstanding

•

Part I, Item 1. Business

•

Part IA. Risk Factors

•

Item 2. Properties

•

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Item 8. Financial Statements and Supplementary Data

Except as described in this Explanatory Note, the information contained in the Original Filing has not been updated to reflect any subsequent events.

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

The Bergio brand is our most important asset. The Bergio brand is associated with high-quality, handcrafted and individually designed pieces with European sensibility, Italian craftsmanship and a bold flair for the unexpected.  Bergio, is one of the most coveted brands of fine jewelry. Established in 1995, Bergio’s signature innovative design, coupled with extraordinary diamonds and precious stones, earned the company recognition as a highly sought-after purveyor of rare and exquisite treasures from around the globe. When designer and CEO, Berge Abajian, creates a collection, he looks well beyond the drawing board. Berge focuses on the woman who will ultimately wear his pieces, bringing to creation a magnificent piece of jewelry that reflects the beauty and vitality a woman possesses. Bergio creations are a seamless blend of classic elegance and subtle flair, adding to a woman’s charm while never overpowering her.

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products.

It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals.

We also intend to sell our products on a wholesale basis to limited customers.

On March 5, 2014, the Company formed a wholly-owned subsidiary called Crown Luxe, Inc. in the State of Delaware (“Crown Luxe”).  Crown Lux was established to operate the Company’s first retail store, which was opened in Bergen County, New Jersey in the fourth quarter of 2014.

During the fall of 2018, we will opening our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. We are also contemplating the opening of new stores in future.

The Company has instituted various cost saving measures to conserve cash and has worked with its debtors in an attempt to negotiate the debt terms. The Company has been also investigating various strategies to increase sales and expand its business. The Company is in negotiations with some potential partners, but, at this time, there is nothing concrete, but the Company remains positive about its prospects. However, there is no assurance that the Company will be successful in its endeavors or that it will be able to increase its business.

Our future operations are contingent upon increasing revenues and raising capital for on-going operations and expansion of our product lines. Because we have a limited operating history, you may have difficulty evaluating our business and future prospects.

Item 1. Business (continued)

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

Item 1. Business (continued)

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

Marketing and Distribution

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products.

It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals.

We also intend to sell our products on a wholesale basis to limited customers.

We have spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995. Our products consist of a wide range of unique styles and designs made from precious metals such as, gold, platinum, and Karat gold, as well as diamonds and other precious stones. We have manufacturing control over our line of products.

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

Item 1. Business (continued)

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

Product for U.S. consumption is now produced in the U.S, and our contracted manufacturer in Italy. Our manufacturing supplier in Italy, who procures the raw materials in accordance with the specifications and designs submitted by Bergio..  However, the general supply of precious metals and stones used by us can be reasonably forecast even though the prices will fluctuate. Any price differentials in the precious metals and stones will typically be passed on to the customer.

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

The Company has suffered recurring losses, and current liabilities exceeded current assets by approximately $529,344, as of December 31, 2017. As of December 31, 2017, the Company had cash on hand of approximately $21,721 and $437,781 in convertible debentures due on December 31, 2017. At December 31, 2017, the Company also had a stockholders’ deficit of $$280,096. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

Management plans to achieve profitability by increasing its business through opening additional retail stores. There can be no assurance that the Company can raise the required capital to support operations or increase sales to achieve profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

BECAUSE WE INTEND TO OPEN NEW RETAIL STORES AND SUCH ACTIVITY INVOLVES A NUMBER OF RISKS, OUR BUSINESS MAY SUFFER.

We may consider acquisitions of assets or other business.  Any acquisition or opening of another retail store involves a number of risks that could fail to meet our expectations and adversely affect our profitability.  For example:

•

The acquired assets or business may not achieve expected results;

•

We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

•

We may not be able to retain key personnel of an acquired business;

•

We may not be able to raise the required capital to expand;

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Currently, we lease a 1,730 square feet in Fairfield, NJ for our offices. The lease expired in August 31, 2010, and is being renewed on a month-to-month basis.

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

In June 2018, the Company entered into lease agreement Ocean Resort Casino at 500 Boardwalk in Atlantic City, NJ for approximately 1,000 square feet of retail space to open a retail store. The initial term is for five (5) years beginning November 18, 2018. Subject to certain conditions, the lease is renewable for two additional 5-year periods. Percentage rent payments will be based on 10% of gross sales at this location and will be paid monthly. The Company is also responsible for additional rent or common area charges (“CAM”) of approximately $1,100 monthly.

Additionally, we anticipate opening additional retail stores as we continue to implement our business plan throughout the United States. At the current time, our expansion plans are in the preliminary stages with no formal negotiations being conducted. Most likely no expansions will take place until additional revenues can be achieved or additional capital can be raised to help offset the costs associated with any expansion.

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

Plan of Operation

The Bergio brand is our most important asset. The Bergio brand is associated with high-quality, handcrafted and individually designed pieces with European sensibility, Italian craftsmanship and a bold flair for the unexpected.  Bergio, is one of the most coveted brands of fine jewelry. Established in 1995, Bergio’s signature innovative design, coupled with extraordinary diamonds and precious stones, earned the company recognition as a highly sought-after purveyor of rare and exquisite treasures from around the globe.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Plan of Operation (continued)

When designer and CEO, Berge Abajian, creates a collection, he looks well beyond the drawing board. Berge focuses on the woman who will ultimately wear his pieces, bringing to creation a magnificent piece of jewelry that reflects the beauty and vitality a woman possesses. Bergio creations are a seamless blend of classic elegance and subtle flair, adding to a woman’s charm while never overpowering her.

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products.

It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals.

We also intend to sell our products on a wholesale basis to limited customers.

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

During the fall of 2018, we will opening our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. We are also contemplating the opening of new stores in future.

The Company has instituted various cost saving measures to conserve cash and has worked with its debtors in an attempt to negotiate the debt terms. The Company has been also investigating various strategies to increase sales and expand its business. The Company is in negotiations with some potential partners, but, at this time, there is nothing concrete, but the Company remains positive about its prospects. However, there is no assurance that the Company will be successful in its endeavors or that it will be able to increase its business.

Our future operations are contingent upon increasing revenues and raising capital for on-going operations and expansion of our product lines. Because we have a limited operating history, you may have difficulty evaluating our business and future prospects.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations - For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	Dollar Increase (Decrease)	Percent Increase (Decrease)

Sales - Net	$635,948	$557,375	$78,573	14.1%

Gross Margin	$181,036	$153,604	$27,432	17.6%

Gross Margin Percent	28.5%	27.6%	-	-

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

Gross Profit

Gross profit for the year ended December 31, 2017 increased $27,432 (17.6%) to $181,036 as compared to $153,604 for the year ended December 31, 2016. This increase in gross profit is primarily due to the increase in sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $216,155 (31.5%) to $469,282 for the year ended December 31, 2017 as compared to $685,437 for the year ended December 31, 2016. This decrease is mostly a result of cost reduction measures and lower expenses attributed to the R.S. Fisher operations which has been sold.

Impairment Loss on Assets

The Company had an impairment loss on assets in the amount of $258,457 for the year ended December 31, 2016 associated with the assets of RS Fisher and Company. The Company did not have this expense in 2017.

Loss from Operations

As a result of the above, the Company reduced its loss from operations to $288,246 for the year ended December 31, 2017 as compared to $790,290 for the year ended December 31, 2016.

Other Expense

For the year ended December 31, 2017, the Company had other income of $73,774 as compared to other income of $46,220 for the year ended December 31, 2016. The increase in in gains on the extinguishment of debt and the sale of an asset was offset mostly by the lower gain on the change in the fair value of the derivatives and the increase in interest expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net Loss

As a result of the above, the Company reduced its loss for the year ended December 31, 2017 to $214,472 as compared to a net loss of $744,070 for the year ended December 31, 2016.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2017, compared to December 31, 2016.

	December 31, 2017	December 31, 2016	Increase/ (Decrease)

Current Assets	$1,261,878	$1,291,336	$(29,458)

Current Liabilities	$1,791,222	$1,916,873	$125,651

Working Capital	$(529,344)	$(625,537)	$96,193

Our working capital deficiency decreased $96,193. This improvement is primarily attributed repayment of stockholder’s loans and conversion of debt to equity partially offset by the increase in deferred compensation.

During the year ended December 31, 2017, the Company had a net increase in cash of $59. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2017, the Company provided $91,880 in cash for operations as compared to using $3,808 in cash for the year ended December 31, 2016. This increase in cash used in operations is primarily attributed to the lower operating loss.

Cash used in investing activities. For the year ended December 31, 2017, the Company provided $20,527 from investing activities as compared to using $1,150 for the year ended December 31, 2016. This increase is due to the cash received from the sale of RS Fisher in the amount of $20,527.

Cash provided by (used in) financing activities. For the year ended December 31, 2017, the Company used $112,348 in financing activities as compared to providing $23,727 from financing activities for the year ended December 31, 2016. This decrease is primarily the result of loan to stockholder.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit

As of December 31, 2017, the Company had outstanding bank lines of $14,700. This amount was paid during the first quarter of 2018. During 2018, the remaining bank lines were transferred to Advances from CEO as the CEO has guaranteed payment of these obligations.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  As of December 31, 2017, the Company had outstanding convertible debt in the amount of $437,781.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

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

The Company has suffered recurring losses, and current liabilities exceeded current assets by approximately $529,344, as of December 31, 2017. As of December 31, 2017, the Company had cash on hand of $21,721 and $437,781 in convertible debentures due on December 31, 2017. At December 31, 2017, the Company also had a stockholders’ deficit of $280,096. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results. Management has provided an allowance for doubtful accounts of approximately $76,227 at December 31, 2017 and $95,587 at December 31, 2016.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

  of Bergio, International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bergio International, Inc. ("the Company") as of December 31, 2017, and the related statements of income, comprehensive income, stockholders' equity, and cashflows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ('PCAOS') and are required to De independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management. as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company's accountants since 2018.

/s/ Tama, Budaj and Raab, LLP

Farmington Hills, Michigan

October 17, 2018

23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Bergio International, Inc.

We have audited the accompanying consolidated balance sheet of Bergio International, Inc. as of December 31, 2016 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Bergio International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bergio International, Inc. as of December 31, 2016, the results of their operations, and their cash flows, for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

April 17, 2017

24

BERGIO INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$21,721	$21,662
Accounts receivable, net	61,511	5,594
Inventories	1,178,646	1,264,080
Total current assets	1,261,878	1,291,336

Property and equipment, net	243,420	346,858
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,511,126	$1,644,022

OBLIGATIONS AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank lines of credit	$14,700	$375,292
Convertible debt	437,781	574,275
Accounts payable and accrued liabilities	250,796	224,912
Deferred compensation - CEO	628,309	453,309
Advances from stockholder and accrued interest	459,636	242,130
Derivative liability	-	46,955

Total current liabilities	1,791,222	1,916,873

Total liabilities	1,791,222	1,916,873

Commitments and contingencies

Stockholders’ equity (deficit0
Series A preferred stock, par value $0.00001 per share, 51 shares authorized, 51 shares issued and outstanding	-	-
Common stock, 6,000,000,000 shares authorized, par value $0.00001 per share, 4,622,047,391 and 1,836,846,489 shares issued and outstanding, respectively	46,218	18,366
Additional paid-in capital	7,881,784	7,531,256
Accumulated deficit	(8,208,098)	(7,801,231)
Total stockholders’ equity	(280,096)	(251,609)
Non-controlling interest in R. S. Fisher, Inc.	-	(21,242)
Total equity (deficit)	(280,096)	(272,851)

Total liabilities and stockholders’ equity (deficit)	$1,511,126	$1,644,022

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the years ended December 31,
	2017	2016

Net sales	$635,948	$557,375

Cost of sales	454,912	403,771

Gross margin	181,036	153,604

Operating expenses:
Impairment loss on assets	-	258,457
Selling, general and administrative	469,282	685,437

Total operating expenses	469,282	943,894

(Loss) income from operations	(288,246)	(790,290)

Other income (expense):
Interest expense	(104,349)	(88,610)
Amortization of debt discount	-	(9,489)
Amortization of deferred financing costs	-	(375)
Change in fair value of derivatives	13,406	45,710
Derivative expense	-	-
Gain on extinguishment of debt	116,237	96,354
Gain on sale of asset	48,480	-
Other income	-	2,630

Total other expense	73,774	46,220

Loss before provision for income taxes	(214,472)	(744,070)

Provision for income taxes	-	-

Net loss	(214,472)	(744,070)

Net loss attributable to the non-controlling interest in R.S. Fisher, Inc.	-	(189,102)

Net loss attributable to Bergio International, Inc.	$(214,472)	$(554,968)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding Basic and diluted	2,836,986,113	438,478,451

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

As of December 31, 2017

	Common Stock		Additional Paid in	Accumulated	Non- controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2016	69,272,518	$691	$7,445,512	$(7,246,263)	$167,860	$367,800

Issuance of stock for debt conversion	1,767,573,971	17,675	85,744	-	-	103,419
Net loss	-	-	-	(554,968)	(189,102)	(744,070)

Balance at December 31, 2016	1,836,846,489	18,366	7,531,256	(7,801,231)	(21,242)	(272,851)

Issuance of stock for debt conversion	2,398,200,902	23,902	143,825	-	-	167,727
Issuance of stock for accounts payable	185,000,000	1,850	16,650			18,500
Issuance of common stock for services	210,000,000	2,100	18,900			21,000
Non-controlling interest	-	-	171,153	(192,395)	21,242	-
Net loss	-	-	-	(214,472)	-	(214,472)

Balance at December 31, 2017	4,622,047,392	$46,218	$7,881,784	$(8,193,411)	$-	$(280,096)

	Preferred Stock
	Shares	Amount

Balance at January 1, 2016	51	$ -

Balance at December 31, 2016	51	$ -

Balance at December 31, 2017	51	$ -

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(214,472)	$(554,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	(189,102)
Depreciation, amortization and loss on impairment	103,438	402,379
Provision for bad debts	(11,860)	(3,232)
Amortization of debt discount	-	9,489
Amortization of deferred financing costs	-	375
Change in fair value of derivatives	(13,406)	(45,710)
Stock for services	21,000	-
Gain on sale of asset	(48,480)	-
Gain on extinguishment of debt	(116,237)	(96,354)
Changes in assets and liabilities:
Accounts receivable	(46,099)	48,738
Inventories	85,434	152,321
Deferred compensation	175,000	172,650
Accounts payable and accrued liabilities	157,562	99,606
Net cash used in operating activities	91,880	(3,808)

Cash flows from investing activities:
Sale of RS Fisher	20,527	-
Acquisition of property and equipment	-	(1,150)
Net cash used in investing activities	20,527	(1,150)

Cash flows from financing activities:
Advances (repayments) of bank lines of credit, net	(329,854)	34,670
(Payments) advances from stockholder and accrued interest, net	217,506	(10,943)
Net cash provided by financing activities	(112,348)	23,727

Net increase (decrease) increase in cash	59	18,769
Cash, beginning of year	2,893	2,893
Cash, end of year	$21,721	21,662

Supplemental cash flow information:
Cash paid for taxes	$-	-
Cash paid for interest	$48,738	8,356
Supplemental non-cash information
Issuance of common stock for vendor payables	$18,500	-
Issuance of common stock for convertible debt and accrued interest	$136,494	103,419

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

The Company has suffered recurring losses, and current liabilities exceeded current assets by approximately $529,344, as of December 31, 2017. As of December 31, 2017, the Company had cash on hand of $21,721 and $437,781 in convertible debentures due on December 31, 2017. At December 31, 2017, the Company also had a stockholders’ deficit of $280,096. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

As of December 31, 2017, the Company sold its 51% interest in R.S. Fisher.

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

Fair Value of Financial Instruments (continued):

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 3. Basic and Diluted Income (Loss) Per Share (continued)

	December 31, 2017	December 31, 2016
Basic net loss per share computation:
Net loss	$(214,472)	$(554,968)
Weighted-average common shares outstanding	2,836,986,113	438,478,451
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share computation:
Net loss	$(214,472)	$(554,968)
Weighted-average common shares outstanding:	2,836,986,113	438,478,451
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	--	--
Total adjusted weighted-average shares	2,836,986,113	438,478,451
Diluted net loss per share	$(0.00)	$(0.00)

Note 4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2017	2016

Leasehold improvements	$317,776	$317,776
Office and equipment	566,308	897,134
Selling equipment	8,354	8,354
Furniture and fixtures	18,487	18,487

Total at cost	910,925	1,241,750
Less: Accumulated depreciation & amortization	(667,505)	(894,892)

	$243,420	$346,858

Depreciation and amortization expense related to the assets above for the years ended December 31, 2017 and 2016 was $103,438 and $143,922, respectively. In addition, for the year ended December 31, 2016, the Company had an impairment loss on assets in the amount of $258,457.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2017	2016

Accounts payable	$153,831	$153,829
Accrued interest	96,965	71,083

	$250,796	$224,912

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 6. Related Party

Advances from Principal Executive Officer and Accrued Interest

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2017, an amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer. At December 31, 2017 and December 31, 2016, $459,636 and $242,130, respectively, was due to such officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 4.5% and 3.5% at December 31, 2017 and December 31, 2016, respectively. Interest expense due to such officer was $24,431 and $18,345 for the years ended December 31, 2017 and 2016, respectively. Accrued interest was $104,601 and $79,937 at December 31, 2017 and 2016, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

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

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $628,309 and $124,900 for the periods ended December 31, 2017 and December 31, 2016, respectively.

The Company is in process of extending this agreement.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 7. Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	December 31,
	2017	2016

Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At December 31, 2017 and 2016, the interest rates ranged from 3.99% to 15.9%.	$14,700	$375,292

Current maturities included in current liabilities	$14,700	$375,292

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the year ended December 31, 2017, principal of $63,483 and accrued interest of $5,911 was converted into 1,020,392,460 shares of common stock. During the year ended December 31, 2016, principal of $2,391 and accrued interest of $19,487 was converted into 395,271,000 shares of common stock. The outstanding balances at December 31, 2017 and December 31, 2016 were $34,126 and $100,000, respectively with accrued interest of $604 and $653 at December 31, 2017 and December 31, 2016, respectively.

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

KBM Worldwide

On February 4 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the year ended December 31, 2017, principal of $37,110 and accrued interest 0f $20,295 was converted into 637,833,332 shares of common stock. During the year ended December 31, 2016, $670 of principal and $40 of interest was converted into 11,833,333 shares of common stock. The outstanding balances at December 31, 2017 and December 31, 2016 were $3,480 and $40,590, respectively, with accrued interest of $9,721 and $6,913 at December 31, 2017 and December 31, 2016, respectively.

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

11)

On October 13, 2017, we issued 360,000,000 shares of common stock valued at $24,480 to Illiad for conversion of its convertible debt and accrued interest.

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

16)

On October 13, 2017, we issued 159,444,444 shares of common stock valued at $14,350 to KBM Financial for conversion of its convertible debt.

17)

On October 24, 2017, we issued 159,444,444 shares of common stock valued at $14,350 to KBM Financial for conversion of its convertible debt.

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

9)

On April 11, 2016, we issued 4,435,767 shares of common stock valued at $643 to Carebourn Capital for conversion of its convertible debt.

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

17)

On July 1, 2016, we issued 5,857,980 shares of common stock valued at $557 to Carebourn Capital for conversion of its convertible debt.

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

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 21% and 34%, respectively, for the years ended December 31, 2017 and 2016  to the income tax (benefit) provision recognized in the financial statements is as follows:

	December 31,	December 31,
	2017	2016

U.S. statutory rate	(34%)	(34%)
Income tax expenses - state and local, net of federal benefit	6%	6%
Change in valuation allowance	15%	28%

Effective tax rate	--	--

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered by KLJ & Associates, LLP (“KLJ”), our independent registered public accountants in 2016 and the first two quarters of 2017. Sadler, Gibb & Associates, LLC reviewed the third quarter financials. Tama, Budaj & Raab, P.C. (“TBR”) performed the audit for the year ended December 31, 2017. Fees for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Audit Fees	$26,300	$29,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	26,300	29,000
Tax Fees	-	-
All Other Fees	-	-

Total	$26,300	$29,000

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

10.4

Committed Equity Facility Agreement, dated December 23, 2011, by and between Bergio International Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2012)

10.5

Registration Rights Agreement, dated December 23, 2011, by and between Bergio International Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2012)

10.6

First Amendment to Committed Equity Facility Agreement, dated October 18, 2012, by and between Bergio International Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2012)

10.7

8% Convertible Note with KBM Worldwide, Inc, dated February 4, 2015 (as filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.8

8% Convertible Note with Vis Vires Group, Inc., dated March 11, 2015 (as filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.9

8% Convertible Note with Vis Vires Group, Inc., dated April 30, 2015 (as filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.10

8% Convertible Note with LG Capital Funding, LLC, dated May 4, 2015 (as filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.11

Securities Purchase Agreement with KBM Worldwide, Inc., dated February 4, 2015 (as filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.12

Securities Purchase Agreement with Vis Vires Group, Inc., dated March 11, 2015 (as filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.13

Securities Purchase Agreement with Vis Vires Group, Inc., dated April 30, 2015 (as filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.14

Securities Purchase Agreement with LG Capital Funding, LLC, dated May 4, 2015 (as filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit No.	Description

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: October 18, 2018	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	Chief Executive Officer and Chairman	October 18, 2018
Berge Abajian