Form 10-Q
period 2018-03-31
Bergio International, Inc.
filed 2018-11-02
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of November 1, 2018 there were 5,391,410,729 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS:	(unaudited)

Current assets:
Cash	$-	$21,721
Accounts receivable, net of allowance for doubtful accounts of $76,227 at March 31, 2018 and December 31, 2017	9,546	61,511
Inventories	1,196,729	1,178,646
Total current assets	1,206,275	1,261,878

Property and equipment, net	218,135	243,420
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,430,238	$1,511,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current Liabilities:
Accounts payable and accrued liabilities	$257,909	$250,796
Bank lines of credit, net	-	14,700
Convertible debt	423,048	437,781
Advances from Principal Executive Officer and accrued interest	469,276	459,636
Deferred compensation - CEO	669,295	628,309
Total current liabilities	1,819,528	1,791,222

Total Liabilities	1,819,528	1,791,222

Commitments and contingencies	-	-

Stockholders' deficit
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 4,852,047,391 and 4,622,047,391 issued and outstanding, respectively	48,518	46,218
Additional paid-in capital	7,895,124	7,881,784
Accumulated deficit	(8,332,932)	(8,208,098)
Total stockholders' deficit	(389,290)	(280,096)

Total liabilities and stockholders' deficit	$1,430,238	$1,511,126

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Sales, net	$65,669	$46,238

Cost of sales	52,911	26,451

Gross profit	12,758	19,787

Operating expenses:
Selling, general and administrative expenses	110,130	138,900
Total operating expenses	110,130	138,900

Income (loss) from operations	(97,372)	(119,113)

Other income (expense)
Interest expense	(27,462)	(28,227)
Change in fair value of derivative	-	11,239
Gain on extinguishment of debt	-	(1,378)
Total other income (expense)	(27,462)	(10,419)

Loss before provision for income taxes	(124,834)	(129,532)

Provision for income taxes	-	-

Net loss	$(124,834)	$(129,532)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding :
Basic and Diluted	4,706,380,724	1,877,358,209

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OFCHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)

AS OF MARCH 31, 2018

	Common Stock		Additional Paid in	Accumulated	Non- controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2017	1,836,846,489	$18,366	$7,531,256	$(7,801,231)	$(21,242)	$(272,851)

Issuance of stock for debt conversion	2,390,200,902	23,902	143,825	-	-	167,727
Issuance of stock for accounts payable	185,000,000	1,850	16,650			18,500
Issuance of common stock for services	210,000,000	2,100	18,900			21,000
Non-controlling interest	-	-	171,153	(192,395)	21,242	-
Net loss	-	-	-	(214,472)		(214,472)

Balance at December 31, 2017	4,622,047,391	46,218	7,881,784	(8,208,098)	-	(280,096)

Issuance of stock for debt conversion	230,000,000	2,300	13,340	-	-	15,640
Net loss	-	-	-	(124,834)	-	(124,834)

Balance at March 31, 2018	4,852,047,391	$48,518	$7,895,124	$(8,332,932)	$-	$(389,290)

	Preferred Stock
	Shares	Amount
Balance at January 1, 2017	51	$ -

Balance at December 31, 2017	51	$ -

Balance at March 31, 2018	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(124,834)	$(129,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,285	25,640
Gain on extinguishment of debt	-	(6,569)
Change in fair value of derivative liabilities	-	(11,239)
Provision for bad debts	-	(5,925)

Changes in operating assets and liabilities:
Decrease in accounts receivable	51,965	4,678
(Increase) decrease in inventory	(18,083)	11,424
Increase in deferred compensation	40,986	43,750
Increase in accounts payable and accrued liabilities	8,020	50,447
Net cash used in operating activities	(16,661)	(17,326)

Financing activities:
Advances of bank lines of credit, net	(14,700)	13,288
Advances from Principal Executive Officer, net	9,640	(17,624)
Net used in financing activities	(5,060)	(4,336)

Net change in cash	(21,721)	(21,662)

Cash - beginning of periods	21,721	21,662

Cash - end of periods	$-0-	$-0-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock for convertible debt and accrued interest	$16,640	$-

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017, and statements of cash flows for the three months ended March 31, 2018 and 2017. These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The December 31, 2017 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on October 22, 2018 (the “Annual Report”).

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and current liabilities exceeded current assets by $613,253, as of March 31, 2018. As of March 31, 2018, the Company had $423,048 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At March 31, 2018, the Company also had a stockholders’ deficit of $389,290. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

During the three months ended March 31, 2018, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2018 through the issuance of the accompanying financial statements.

Note 4 - Income (Loss) per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. Basic net loss per share equaled the diluted loss per share for the three months ended March 31, 2018 and 2017, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6 below. For the three months ended March 31, 2018, 6,423,092,857 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. For the three months ended March 31, 2017, 8,253,823,626 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

The following table sets forth the computation of earnings per share:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Basic net loss per share computation:
Net loss	$(124,834)	$(129,532)
Weighted-average common shares outstanding	4,706,380,724	1,877,358,209
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share computation:
Net loss	$(124,834)	$(129,532)
Weighted-average common shares outstanding	4,706,380,724	1,877,358,209
Incremental shares attributable to the shares issuable upon conversion of convertible debt	--	--
Total adjusted weighted-average shares	4,706,380,724	1,877,358,209
Diluted net loss per share	$(0.00)	$(0.00)

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5 - New Authoritative Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 - Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 for one year to interim and annual reporting periods beginning after December 15, 2017. Early adoption was also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and full or modified retrospective application was permitted. Subsequently, the FASB issued a number of ASU's amending ASU 2014-09 and providing further guidance related to revenue recognition, which management evaluated. The effective date and transition requirements for these amendments are the same as ASU 2014-09, as amended by ASU 2015-14. Management adopted this guidance on January 1, 2018 using the modified retrospective approach. The impact of the adoption of ASU 2014-09 on the Company's condensed consolidated financial statements is as follows:

The Company's revenue is primarily generated from the sale of finished products to customers (primarily through the retail, e-commerce or wholesale channels). The Company's performance obligations underlying such sales, and the timing of revenue recognition related thereto, remain substantially unchanged following the adoption of this ASU.

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

Note 6 - Bank Lines of Credit

At December 31, 2017, an amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer. The Company had no outstanding credit card at March 31 2018, which was fully paid during the first quarter of 2018. Bank lines of credit consist of the following:

	March 31,	December 31,
	2018	2017
The Company had one unsecured credit card; minimum payments of principal and interest are due monthly at the credit card’s annual interest rate. March 31, 2018 and December 31, 2017, the interest rate charged was approximately 9.3%.	$--	$14,700
Current maturities included in current liabilities	$--	$14,700

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

On October 17, 2014, the Company entered into a financing arrangement with Iliad to provide additional financing in the amount of up to $450,000 through the issuance of a Secured Convertible Promissory Note (the “Note”). The Company agreed to cover Iliad’s legal, accounting and other related fees in the amount of $5,000, which is included in the principal balance of the Note. The Note will accrue interest at the rate of 8% per annum until the Note is paid in full. Monies are to be drawn in eight tranches with the initial tranche in the amount of $105,000, and the remaining balance of $350,000 in seven tranches of $50,000 each. The Company drew down the initial tranche on October 17, 2014. The Note has a maturity date of July 17, 2016. The Company continues to negotiate with the lender.

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the three months ended March 31, 2018, principal of $14,733 and accrued interest of $907 was converted into 230,000,000 shares of common stock. The outstanding balances at March 31, 2018 and December 31, 2017 were $19,393 and $34,126, respectively with accrued interest of $221 and $604 at March 31, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the three months ended March 31, 2018, there were no conversions. The outstanding balances at March 31, 2018 and December 31, 2017 were $329,175 and $329,175 respectively, with accrued interest of $79,098 and $71,015 at March 31, 2018 and December 31, 2017, respectively.

KBM Worldwide

On February 4 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. The Company continues to negotiate with the lender. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the three months ended March 31, 2018, there were no conversions. The outstanding balances at March 31, 2018 and December 31, 2017 were $3,480 and $3,480, respectively, with accrued interest of $9,792 and $9,721 at March 31, 2018 and December 31, 2017, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Convertible Debt (continued)

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc.  (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the three months ended March 31, 2018, there were no conversions. The outstanding balance at March 31, 2018 and December 31, 2017 was $38,000 with accrued interest of $9,382 and $8,622 at March 31, 2018 and December 31, 2017, respectively. The Company is currently negotiating an extension to this note.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the three months ended March 31, 2018, there were no conversions. The outstanding balance at March 31, 2018 and December 31, 2017 was $33,000 with accrued interest of $7,664 and $7,004 at March 31, 2018 and December 31, 2017, respectively. The Company is currently negotiating an extension to this note.

As of March31, 2018 and December 31, 2017, total convertible debt was $423,048 and $437,781, respectively.

Note 8 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. The derivative liability is revalued each reporting period using the Black-Scholes model. As of March 31, 2018 and December 31, 2017, the Company had no derivative liabilities.

Note 9 - Advances from Principal Executive Officer and Accrued Interest

At December 31, 2017, an amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer. The Company also receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At March 31, 2018 and December 31, 2017 $469,276 and $459,636, respectively, was due to such officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 4.75% and 4.5% at March 31, 2018 and December 31, 2017, respectively.  Interest expense due to such officer was $10,118 and $5,328 for the three months ended March 31, 2018 and 2017, respectively. Accrued interest was $116,615 and $104,601 at March 31, 2018 and December 31, 2017, respectively.  No terms for repayment have been established. As a result, the amount is classified as a current liability.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Advances from Principal Executive Officer and Accrued Interest (continued)

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

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $669,295 and $628,309 for the periods ended March 31, 2018 and December 31, 2017, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on October 22, 2018, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

Overview

	Three Months Ended		Dollar Increase	Percent Increase
	March 31, 2018	March 31, 2017	(Decrease)	(Decrease)
Sales, net	$ 65,669	$ 46,238	$ 19,431	42.0%

Gross profit	$ 12,758	$ 19,787	$ (7,029)	(35.5%)

Gross profit as a % of sales	19.4%	42.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Sales

Net sales for the three months ended March 31, 2018 increased $19,431 (42.0%) to $65,669, as compared to $46,238 for the three months ended March 31, 2017. This increase is primarily attributed to an increase in retail sales as a result of the improvement in our Bergen County New Jersey store. The increase in sales in the Bergen County New Jersey store is the result of establishing the Bergio brand in the area. The Company intends to concentrate on its domestic operations and explore additional opportunities to expand its business.

In November 2018, the Company will be opening its second retail store at the Ocean Resort Casino in Atlantic City New Jersey.

Gross Profit

Gross profit for the three months ended March 31, 2018 decreased $7,029 to $12,758, as compared to $19,787 for the three months ended March 31, 2017.  This decrease primarily is a result of the change in sales mix. For the three months ended March 31, 2018, our gross profit as a percentage of sales was 19.4% as compared to a gross profit as a percentage of sales of 42.8% for the three months ended March 31, 2017. It is our expectation that gross profit as a percentage of sales will improve by the end of the year as a result of the increase in volume as a result of the opening of the new store and the selling of higher margin pieces.

Selling, General & Administrative Expenses

Total selling, general and administrative expenses decreased $28,770 (20.7%) for the three months ended March 31, 2018 to $110,130, as compared to $138,900 for the three months ended March 31, 2017 as a result of lower professional fees. This decrease is also due to cost-saving measures as a result of the general decline in business.

Loss from Operations

As a result of the above, we had a loss from operations of $97,372 for the three months ended March 31, 2018 as compared to a loss from operations of $119,113 for the three months ended March 31, 2017.

Other Income (Expense)

For the three months ended March 31, 2018, the Company had Other Expense of $27,462 as compared to Other Expense of $10,419 for the three months ended March 31, 2017 primarily as a result of the gain on the change in the fair value of derivatives that occurred in the prior year that did not occur in the current year. ,

Net Loss

As a result of the above, we had a net loss of $124,834 for the three months ended March 31, 2018 as compared to a net loss of $129,532 for the three months ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2018, compared to December 31, 2017:

	March 31, 2018	December 31, 2017	Increase/ (Decrease)

Current Assets	$1,206,275	$1,261,878	$(55,603)

Current Liabilities	$1,819,528	$1,791,222	$(28,306)

Working Capital	$(613,253)	$(529,344)	$(83,909)

Our working capital deficit decreased $83,909. This decrease is primarily attributed to lower accounts receivable and cash balances.

During the three months ended March 31, 2018, the Company had a net decrease in cash of $21,721. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the three months ended March 31, 2018, the Company used $16,661 in cash for operations as compared to using $17,326 in cash for operations for the three months ended March 31, 2017. This modest decrease in cash used in operations is primarily attributed to the decrease in accounts receivable and the lower operating loss offset partially by the decrease in change of accounts payable and accrued liabilities from the previous year and the increase in inventories.

Cash used in financing activities: Net cash used in by financing activities for the three months ended March 31, 2018 was $5,060 as compared to using $4,336 for the three months ended March 31, 2017. This slight increase is primarily the result of repayments of bank credit lines offset mostly by an increase in advances from the Principal Executive Officer.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit and Notes Payable

At December 31, 2017, an amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer. The Company had no outstanding credit card at March 31 2018, which was fully paid during the first quarter of 2018.

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  As of March 31, 2018, the Company had outstanding convertible debt in the amount of $423,048.

Satisfaction of Our Cash Obligations for the Next 12 Months

A critical component of our operating plan impacting our continued existence is to efficiently manage our retail operations and successfully develop new lines through our Company or through possible acquisitions and/or mergers as well as opening new retail stores. Our ability to obtain capital through additional equity and/or debt financing, and joint venture partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to reduce the growth of our operations. This may materially impact our ability to increase revenue and continue our growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Satisfaction of Our Cash Obligations for the Next 12 Months (continued)

The Company has suffered recurring losses, and current liabilities exceeded current assets by $613,253, as of March 31, 2018. As of March 31, 2018, the Company had $423,048 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At March 31, 2018, the Company also had a stockholders’ deficit of $389,290. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2017 consolidated financial statements included in our Annual Report.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on October 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2017we issued 230,000,000 shares of common stock valued at $15,640 to Iliad for conversion of its convertible debt and accrued interest.

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

BERGIO INTERNATIONAL, INC.

Date: November 2, 2018	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)