Form 10-Q
period 2018-06-30
Bergio International, Inc.
filed 2018-12-14
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of December 6, 2018 there were 5,391,410,729 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS:

Current assets:
Cash	$1,490	$21,721
Accounts receivable, net of allowance for doubtful accounts of $76,227 at June 30, 2018 and December 31, 2017	39,979	61,511
Inventories	1,148,109	1,178,646
Total current assets	1,189,578	1,261,878

Property and equipment, net	192,783	243,420
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,388,189	$1,511,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current Liabilities:
Accounts payable and accrued liabilities	$270,634	$250,796
Bank lines of credit, net	-	14,700
Loan payable	25,000	-
Convertible debt	419,568	437,781
Advances from Principal Executive Officer and accrued interest	481,820	459,636
Deferred compensation - CEO	711,809	628,309
Total current liabilities	1,908,831	1,791,222

Total Liabilities	1,908,831	1,791,222

Commitments and contingencies	-	-

Stockholders' deficit
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 4,907,602,947 and 4,622,047,391 issued and outstanding, respectively	49,074	46,218
Additional paid-in capital	7,899,568	7,881,784
Accumulated deficit	(8,469,284)	(8,208,098)
Total stockholders' deficit	(520,642)	(280,096)

Total liabilities and stockholders' deficit	$1,388,189	$1,511,126

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales, Net	$144,202	$136,430	$209,871	$182,668

Cost of Sales	129,168	51,830	182,079	78,281

Gross Profit	15,034	84,600	27,792	104,387

Selling, General and Administrative Expenses:
Selling, General and Administrative expenses	115,810	56,289	225,940	195,189

Total Selling, General and Administrative Expenses	115,810	56,289	225,940	195,189

(Loss) Income from Operations	(100,776)	28,311	(198,148)	(90,802)

Other Income (expense):
Interest Expense	(35,576)	(31,950)	(63,038)	(60,177)
Change in Fair Value of Derivatives	-	8,825	-	20,064
Gain (loss) on extinguishment of debt	-	(7,243)		(674)
Total Other Expense	(35,576)	(30,368)	(63,038)	(40,787)

Loss before income taxes	(136,352)	(2,057)	(261,186)	(131,589)

Provision for Income Taxes	-	-	-	-

Net loss	$(136,532)	$(2,057)	$(261,186)	$(131,589)

Net Loss per Common Share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares:
Basic	4,884,403,924	2,381,113,822	4,795,884,101	2,130,627,605
Diluted	4,884,403,924	2,381,113,822	4,795,884,101	2,130,627,605

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OFCHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)

AS OF JUNE 30, 2018

	Common Stock		Additional Paid in	Accumulated	Non- controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2017	1,836,846,489	$18,366	$7,531,256	$(7,801,231)	$(21,242)	$(272,851)

Issuance of stock for debt conversion	2,390,200,902	23,902	143,825	-	-	167,727
Issuance of stock for accounts payable	185,000,000	1,850	16,650			18,500
Issuance of common stock for services	210,000,000	2,100	18,900			21,000
Non-controlling interest	-	-	171,153	(192,395)	21,242	-
Net loss	-	-	-	(214,472)		(214,472)

Balance at December 31, 2017	4,622,047,391	46,218	7,881,784	(8,208,098)	-	(280,096)

Issuance of stock for debt conversion	285,555,556	2,856	17,784	-	-	20,640
Net loss	-	-	-	(261,186)	-	(261,186)

Balance at June 30, 2018	4,907,602,947	$49,074	$7,899,568	$(8,469,284)	$-	$(520,642)

	Preferred Stock
	Shares	Amount
Balance at January 1, 2017	51	$ -

Balance at December 31, 2017	51	$ -

Balance at June 30, 2018	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2018	2017

Operating activities:
Net income (loss)	$(261,186)	$(131,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,637	51,472
Gain on extinguishment of debt	-	674
Change in fair value of derivative liabilities	-	(20,064)
Provision for bad debts	-	(7,175)

Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable	21,532	(87,903)
Decrease in inventory	30,537	46,970
Increase in deferred compensation	83,500	87,500
Increase in accounts payable and accrued liabilities	22,265	54,446
Net cash used in operating activities	(52,715)	(5,669)

Financing activities:
Proceeds from loan	25,000	-
Advances of bank lines of credit, net	(14,700)	13,707
Advances from stockholder, net	22,184	(19,124)
Net (used in) cash provided by financing activities	32,484	(5,417)

Net change in cash	(20,231)	(11,086)

Cash - beginning of periods	21,721	21,662

Cash - end of periods	$1,490	$10,576

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$21,396
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock for convertible debt, accrued interest and accounts payable	$20,640	$48,261

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017, and statements of cash flows for the six months ended June 30, 2018 and 2017.  These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2017 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on October 22, 2018 (the “Annual Report”).

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and current liabilities exceeded current assets by $719,523 as of June 30, 2018. As of June 30, 2018, the Company had $419,568 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At June 30, 2018, the Company also had a stockholders’ deficit of $520,642. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

During the six months ended June 30, 2018, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2018 through the issuance of the accompanying financial statements.

Note 4 - Net Loss per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three and six months ended June 30, 2018 and 2017, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6 below. For the three and six months ended June 30, 2017, 6,162,876,190 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. For the three and six months ended June 30, 2017, 391,862,821 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

The following table sets forth the computation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2018
Basic net income (loss) per share computation:
Net income (loss)	$(136,352)	$(2,057)	$(261,186)	$(131,589)
Weighted-average common shares outstanding	4,884,403,924	2,381,113,822	4,795,884,101	2,130,627,605
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share computation:
Net income (loss)	$(136,352)	$(2,057)	$(131,589)	$(131,589)
Weighted-average common shares outstanding	4,884,403,924	2,381,113,822	4,795,884,101	2,130,627,605
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-	-	-
Total adjusted weighted-average shares	4,884,403,924	2,381,113,822	4,795,884,101	2,130,627,605
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Note 6 - Bank Lines of Credit

At December 31, 2017, an amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer. The Company had no outstanding credit card at June 30 2018, which was fully paid during the first quarter of 2018. Bank lines of credit consist of the following:

	June 30,	December 31,
	2018	2017
The Company had one unsecured credit card, minimum payments of principal and interest are due monthly at the credit card’s annual interest rate. At December 31, 2017, the interest rate charged was approximately 9.3%.	$-	$14,700
Current maturities included in current liabilities	$-	$14,700

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the six months ended June 30, 2018, principal of $14,733 and accrued interest of $907 was converted into 230,000,000 shares of common stock. The outstanding balances at June 30, 2018 and December 31, 2017 were $19,393 and $34,126, respectively with accrued interest of $500 and $604 at June 30, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the six months ended June 30, 2018, there were no conversions. The outstanding balances at June 30, 2018 and December 31, 2017 were $329,175 and $329,175 respectively, with accrued interest of $87,298 and $71,015 at June 30, 2018 and December 31, 2017, respectively.

KBM Worldwide

On February 4 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. The Company continues to negotiate with the lender. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the six months ended June 30, 2018, principal of $3,480 and accrued interest of $1,520 was converted into 55,555,556 shares of common stock. The outstanding balances at June 30, 2018 and December 31, 2017 were $-0- and $3,480, respectively, with accrued interest of $19,483 and $9,721 at June 30, 2018 and December 31, 2017, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Convertible Debt (continued)

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the six months ended June 30, 2018, there were no conversions. The outstanding balance at June 30, 2018 and December 31, 2017 was $38,000 with accrued interest of $10,142 and $8,622 at June 30, 2018 and December 31, 2017, respectively. The Company is currently negotiating an extension to this note.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the six months ended June 30, 2018, there were no conversions. The outstanding balance at June 30, 2018 and December 31, 2017 was $33,000 with accrued interest of $8,324 and $7,004 at June 31, 2018 and December 31, 2017, respectively. The Company is currently negotiating an extension to this note.

As of June 30, 2018 and December 31, 2017, total convertible debt was $419,568 and $437,781, respectively,

Note 8 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. The derivative liability is revalued each reporting period using the Black-Scholes model. As of June 30, 2018 and December 31, 2017, the Company had no derivative liabilities.

Note 9 - Advances from Principal Executive Officer and Accrued Interest

At December 31, 2017, an amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer. The Company also receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At June 30, 2018 and December 31, 2017 $481,820 and $459,636, respectively, was due to such officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 5.0% and 4.5% at June 30, 2018 and December 31, 2017, respectively.  Interest expense due to such officer was $10,986 and $23,000 for the three and six months ended June 30, 2018 as compared to $6,353 and $11,681 for the three and six months ended June 30, 2017, respectively. Accrued interest was $127,601 and $104,601 at June 30, 2018 and December 31, 2017, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

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

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $711,809 and $628,309 for the periods ended June 30, 2018 and December 31, 2017, respectively.

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

Results of Operations

Overview

	Three Months Ended		Dollar Increase	Percent Increase
	June 30, 2018	June 30, 2017	(Decrease)	(Decrease)
Sales, net	$ 144,202	$ 136,430	$ 7,772	5.7%

Gross profit	$ 15,034	$ 84,600	$ (69,566)	(82.2%)

Gross profit as a % of sales	10.4%	62.1%

	Six Months Ended		Dollar Increase	Percent Increase
	June 30, 2018	June 30, 2017	(Decrease)	(Decrease)
Sales, net	$ 209,871	$ 182,668	$ 27,203	14.9%

Gross profit	$ 27,792	$ 104,387	$ (76,595)	(73.4%)

Gross profit as a % of sales	13.2%	57.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Sales

Net sales for the three months ended June 30, 2018 increased $7,772 (5.7%) to $144,202 as compared to $136,430 for the three months ended June 30, 2017.  The increase is primarily the growth in special orders as a result of design expertise. Net sales for the six months ended June 30, 2018 increased $27,203 (14.9%) to $209,871 as compared to $182,668 for the six months ended June 30, 2017. This increase is primarily attributed to an increase in retail sales as a result of the improvement in our Bergen County New Jersey store as well as the increase in special orders as a result of design expertise. The increase in sales in the Bergen County New Jersey store is the result of establishing the Bergio brand in the area. The Company intends to concentrate on its domestic operations and explore additional opportunities to expand its business. The Company opened it second retail store at the new Ocean Resort in Atlantic City, NJ in November 2018.

Gross Profit

Gross profit for the three and six months ended June 30, 2018 decreased $69,566 (82.2%) and $76,595 (73.4%) to $15,034 and $27,792, respectively. This decrease primarily is a result of a non-recurring inventory adjustment that occurred in the quarter ended June 30, 2018. For the three months ended June 30, 2018, our gross profit as a percentage of sales was 10.4% as compared to a gross profit as a percentage of sales of 62.1% for the three months ended June 30, 2017.  For the six months ended June 30, 2018, our gross profit as a percentage of sales was 13.2% as compared to a gross profit as a percentage of sales of 57.1% for the six months ended June 30, 2017. It is our expectation that gross profit as a percentage of sales will improve by the end of the year as a result of the increase in volume as a result of the opening of the new store and the selling of higher margin pieces.

Selling, General & Administrative Expenses

Total selling, general and administrative expenses increased $59,521 and $30,751for the three and six months ended June 30, 2018 to $115,810 and $225,940, respectively, as compared to $56,289 and $195,189 for the three and six months ended June 30, 2017, respectively, as a result of a favorable adjustment that occurred in the second quarter of 2017. Excluding this onetime adjustment, operating expenses modestly increased primarily as a result of an increase in marketing expenses and professional fees.

Loss from Operations

As a result of the above, we had a loss from operations of $100,776 for the three months ended June 30, 2018 as compared to income from operations of $28,311 for the three months ended June 30, 2017. For the six months ended June 30, 2018, we had a loss from operations of $198,148 as compared to a loss from operations of $90,802 for the six months ended June 30, 2017.

Other Income (Expense)

For the three months ended June 30, 2018, the Company had Other Expense of $35,576 as compared to Other Expense of $30,368 for the three months ended June 30, 2017 primarily as a result of the higher interest expense. For the six months ended June 30, 2018, the Company had Other Expense of $63,068 as compared to Other Expense of $40,787 for the three months ended June 30, 2017 primarily as a result of the lower gain on the change in fair value of derivatives.

Net Loss

As a result of the above, we had a net losses of $136,532 and $261,186 for the three and six months ended June 30, 2018 as compared to a net losses of $2,057 and $131,589 for the three and six months ended June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2018, compared to December 31, 2017:

	June 30, 2018	December 31, 2017	Increase/ (Decrease)

Current Assets	$1,189,578	$1,261,878	$(72,300)

Current Liabilities	$1,908,831	$1,791,222	$(117,609)

Working Capital	$(719,253)	$(529,344)	$(189,909)

Our working capital deficit decreased $189,909. This decrease is primarily attributed to lower accounts receivable, inventories and cash balances as well as increases in deferred compensation, accounts payable and loans payable.

During the six months ended June 30, 2018, the Company had a net decrease in cash of $20,231. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the six months ended June 30, 2018, the Company used $52,715 in cash for operations as compared to using $5,669 in cash for operations for the six months ended June 30, 2017. This decrease in cash used in operations is primarily attributed to the higher operating loss offset partially by the decrease in accounts receivable.

Cash used in financing activities: Net cash provided by financing activities for the six months ended June 30, 2018 was $30,484 as compared to using $5,417 for the six months ended June 30, 2017. This increase is primarily the result of an increase in advances from the Principal Executive Officer as well as an increase in loans payable.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit and Notes Payable

At December 31, 2017, an amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer. The Company had no outstanding credit card at June 30, 2018, which was fully paid during the first quarter of 2018.

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of June 30, 2018, the Company had outstanding convertible debt in the amount of $419,568.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Satisfaction of Our Cash Obligations for the Next 12 Months (continued)

The Company has suffered recurring losses, and current liabilities exceeded current assets by $719,523 as of June 30, 2018. As of June 30, 2018, the Company had $419,568 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At June 30, 2018, the Company also had a stockholders’ deficit of $520,642. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Significant Changes in the Number of Employees

We currently have 2 full-time employees and 1 part-time employee. Our current employees are sales and marketing personnel.  No personnel are covered by a collective bargaining agreement. We use the services of independent consultants and contractors from time to time when needed. We will increase the number employees as we open new stores.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2018 we issued 55,555,556 shares of common stock valued at $5,000 to KBM Worldwide for conversion of its convertible debt and accrued interest.

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

BERGIO INTERNATIONAL, INC.

Date: December 6, 2018	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)