Form 10-Q
period 2018-09-30
Bergio International, Inc.
filed 2019-01-11
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

As of January 10, 2019 there were 5,391,410,729 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS:
Current assets:
Cash	$-	$21,721
Accounts receivable, net of allowance for doubtful accounts of $-0- at September 30, 2018 and $76,227 at December 31, 2017	38,599	61,511
Inventories	1,107,987	1,178,646
Total current assets	1,146,586	1,261,878

Property and equipment, net	167,239	243,420
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,319,653	$1,511,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable and accrued liabilities	$245,148	$250,796
Bank lines of credit, net	-	14,700
Loan payable	100,000	-
Convertible debt	419,568	437,781
Advances from Principal Executive Officer and accrued interest	227,860	459,636
Deferred compensation - CEO	-	628,309
Total current liabilities	992,576	1,791,222

Long-term Liabilities:
Deferred compensation - CEO- long-term portion	755,559	-
Advances from Principal Executive Officer and accrued interest	244,441	-
Total long-term liabilities	1,000,000	-

Total Liabilities	1,992,576	1,791,222

Commitments and contingencies	-	-

Stockholders' deficit
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 4,907,602,947 and 4,622,047,391 issued and outstanding, respectively	49,074	46,218
Additional paid-in capital	7,899,568	7,881,784
Accumulated deficit	(8,621,565)	(8,208,098)
Total stockholders' deficit	(672,923)	(280,096)

Total liabilities and stockholders' deficit	$1,319,653	$1,511,126

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales, Net	$62,313	$225,980	$272,184	$408,648

Cost of Sales	73,174	157,788	255,253	236,069

Gross Profit	(10,861)	68,192	16,931	172,579

Selling, General and Administrative Expenses:
Selling, General and Administrative expenses	123,102	118,037	349,042	313,226

Total Selling, General and Administrative Expenses	123,102	118,037	349,042	313,226

(Loss) Income from Operations	(133,963))	(49,485)	(332,111)	(140,647)

Other Income (expense):
Interest Expense	(18,318)	2,074	(81,356)	(58,103)
Change in Fair Value of Derivatives	-	(5,340)	-	14,724
Gain on sale of asset	-	48,480	-	48,480
Gain (loss) on extinguishment of debt	-	36,953		36,279
Total Other Expense	(18,318)	82,167	(81,356)	41,380

Loss before income taxes	(152,281)	32,322	(413,467)	(99,267)

Provision for Income Taxes	-	-	-	-

Net loss	$(152,281)	$32,322	$(413,467)	$(99,267)

Net Loss per Common Share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares:
Basic	4,907,602,947	2,558,323,113	4,833,532,943	2,306,206,458
Diluted	4,907,602,947	10,591,290,696	4,833,532,943	2,306,206,458

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)

AS OF SEPTEMBER 30, 2018

	Common Stock		Additional Paid in	Accumulated	Non- controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2017	1,836,846,489	$18,366	$7,531,256	$(7,801,231)	$(21,242)	$(272,851)

Issuance of stock for debt conversion	2,390,200,902	23,902	143,825	-	-	167,727
Issuance of stock for accounts payable	185,000,000	1,850	16,650			18,500
Issuance of common stock for services	210,000,000	2,100	18,900			21,000
Non-controlling interest	-	-	171,153	(192,395)	21,242	-
Net loss	-	-	-	(214,472)		(214,472)

Balance at December 31, 2017	4,622,047,391	46,218	7,881,784	(8,208,098)	-	(280,096)

Issuance of stock for debt conversion	285,555,556	2,856	17,784	-	-	20,640
Net loss	-	-	-	(413,467)	-	(413,467)

Balance at September 30, 2018	4,907,602,947	$49,074	$7,899,568	$(8,621,565)	$-	$(672,923)

	Preferred Stock
	Shares	Amount
Balance at January 1, 2017	51	$ -

Balance at December 31, 2017	51	$ -

Balance at September 30, 2018	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017

Operating activities:
Net income (loss)	$(413,467)	$(99,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,181	77,497
Gain on extinguishment of debt	-	(36,279)
Gain on sale of asset	-	(48,480)
Change in fair value of derivative liabilities	-	(14,724)
Provision for bad debts	-	(7,175)

Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable	22,912	(42,810)
Decrease in inventory	70,659	62,791
Increase in deferred compensation	127,250	131,250
Increase in accounts payable and accrued liabilities	(3,221)	34,898
Net cash used in operating activities	(119,686)	57,701

Investing activities:
Proceeds from sale of RS Fisher	-	20,527
Net cash provided by investing activities		20,527

Financing activities:
Proceeds from loan	100,000	-
Advances (repayment) of bank lines of credit, net	(14,700)	7,202
Repayments to Principal Executive Officer, net	12,665	(93,933)
Net (used in) cash provided by financing activities	97,965	(86,731)

Net change in cash	(21,721)	(8,503)

Cash - beginning of periods	21,721	21,662

Cash - end of periods	$-	$13,159

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$21,396
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock for convertible debt, accrued interest and accounts payable	$20,640	$48,261

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017, and statements of cash flows for the nine months ended September 30, 2018 and 2017. These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2017 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on October 22, 2018 (the “Annual Report”).

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and has an accumulated deficit of $8,621,565of September 30, 2018. As of September 30, 2018, the Company had $419,568 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At September 30, 2018, the Company also had a stockholders’ deficit of $672,923. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

During the nine months ended September 30, 2018, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2018 through the issuance of the accompanying financial statements.

Note 4 - Net Loss per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three and nine months ended September 30, 2018 and 2017, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 6 below. For the three and nine months ended September 30, 2018, 6,162,876,190 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. For the nine months ended September 30, 2017, 8,002,967,583 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

The following table sets forth the computation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2018
Basic net income (loss) per share computation:
Net income (loss)	$(152,281	$32,322	$(413,467)	$(99,267))
Weighted-average common shares outstanding	4,907,602,947	2588,323,113	4,833,532,943	2,306,206,458
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share computation:
Net income (loss)	$(152,281)	$32,322	$(413,467)	$(92,267)
Weighted-average common shares outstanding	4,907,602,947	2,558,323,113	4,833,532,943	2,306,206,458
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	8,002,967,583	-	-
Total adjusted weighted-average shares	4,907,602,947	10,591,290,696	4,833,532,943	2,306,206,458
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Note 6 - Bank Lines of Credit

At December 31, 2017, an amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer. The Company had no outstanding credit card at September 30 2018, which was fully paid during the first quarter of 2018. Bank lines of credit consist of the following:

	September 30,	December 31,
	2018	2017
The Company had one unsecured credit card, minimum payments of principal and interest are due monthly at the credit card’s annual interest rate. At December 31, 2017, the interest rate charged was approximately 9.3%.	$-	$14,700
Current maturities included in current liabilities	$-	$14,700

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the nine months ended September 30, 2018, principal of $14,733 and accrued interest of $907 was converted into 230,000,000 shares of common stock. The outstanding balances at September 30, 2018 and December 31, 2017 were $19,393 and $34,126, respectively with accrued interest of $1,000 and $604 at September 30, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the nine months ended September 30, 2018, there were no conversions. The outstanding balances at September 30, 2018 and December 31, 2017 were $329,175 and $329,175 respectively, with accrued interest of $88,998 and $71,015 at September 30, 2018 and December 31, 2017, respectively.

KBM Worldwide

On February 4 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. The Company continues to negotiate with the lender. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the nine months ended September 30, 2018, principal of $3,480 and accrued interest of $1,520 was converted into 55,555,556 shares of common stock. The outstanding balances at September 30, 2018 and December 31, 2017 were $-0- and $3,480, respectively, with accrued interest of $19,483 and $9,721 at September 30, 2018 and December 31, 2017, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Convertible Debt (continued)

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the nine months ended September 30, 2018, there were no conversions. The outstanding balance at September 30, 2018 and December 31, 2017 was $38,000 with accrued interest of $10,902 and $8,622 at September 30, 2018 and December 31, 2017, respectively. The Company is currently negotiating an extension to this note.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the nine months ended September 30, 2018, there were no conversions. The outstanding balance at September 30, 2018 and December 31, 2017 was $33,000 with accrued interest of $8,984 and $7,004 at September 30, 2018 and December 31, 2017, respectively. The Company is currently negotiating an extension to this note.

As of September 30, 2018 and December 31, 2017, total convertible debt was $419,568 and $437,781, respectively,

Note 8 - Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. The derivative liability is revalued each reporting period using the Black-Scholes model. As of September 30, 2018 and December 31, 2017, the Company had no derivative liabilities.

Note 9 - Advances from Principal Executive Officer and Accrued Interest

At December 31, 2017, an amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer. The Company also receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At September 30, 2018 and December 31, 2017 $472,301 and $459,636, respectively, was due to such officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 5.0% and 4.5% at September 30, 2018 and December 31, 2017, respectively. Interest expense due to such officer was $11,788 and $33,788 for the three and nine months ended September 30, 2018 as compared to $6,308 and $17,989 for the three and nine months ended September 30, 2017, respectively. Accrued interest was $139,389 and $104,601 at September 30, 2018 and December 31, 2017, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payment of $244,441 of this amount due until January 31, 2020 as a result of the financial situation of the Company. As such, the $244,441 was classified as a long-term liability and $227,860 was classified as a current liability.

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

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $755,559 and $628,309 for the periods ended September 30, 2018 and December 31, 2017, respectively.

On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payment of $755,559 until January 31, 2020 as a result of the financial situation of the Company. As such, the $755,559 was classified as a long-term liability.

The Company is in process of extending this agreement.

Note 10 - Loan Payable

The Company receives periodic advances from an investor based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the lender as the Company is negotiating the terms of the agreement. No repayment terms have yet been established. As a result, the amount is classified as a current liability. During the nine months ended September 30, 2018, the Company borrowed $100,000 from this investor.

Note 11 - Litigation

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

During the fall of 2018, we opened our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. We are also contemplating the opening of new stores in future.

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

Results of Operations

Overview

	Three Months Ended
	September 30, 2018	September 30, 2017	Increase (Decrease)	Percent Increase (Decrease)
Sales, net	$ 62,313	$ 225,980	$ (163,667)	72.4%

Gross profit	$ (10,861)	$ 68,192	$ (79,053)	(115.9%)

Gross profit as a % of sales	(17.4%)	30.2%

	Nine Months Ended
	September 30, 2018	September 30, 2017	Increase (Decrease)	Percent Increase (Decrease)
Sales, net	$ 272,184	$ 408,648	$ (136,464)	(33.4%)

Gross profit	$ 16,931	$ 172,579	$ (155,648)	(90.2%)

Gross profit as a % of sales	6.2%	42.2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Overview

This was a difficult quarter for the Company as it positions itself for the future to take advantage of the Bergio brand and establish a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable as we spend our limited resources in building our high-end retail operations. In the fourth quarter of 2018, we opened our second store at the new Ocean Resort in Atlantic City, NJ. The initial results are promising, and we are hopeful for the success of this store. We continue to seek new retail opportunities, but require financing to complete these transactions.

The Company continues to pursue additional financing opportunities.  Financing discussions have been taking place with various parties, but the Company has no firm commitment from any party to provide additional funding at this time. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sales

Net sales for the three months ended September 30, 2018 decreased $163,667 (72.4%) to $62,313 as compared to $225,980 for the three months ended September 30, 2017.  The decrease is primarily to the lower wholesale sales as a result of our attention to the retail side of the business as well as lower sales from our retail store. Net sales for the nine months ended September 30, 2018 decreased $136,464 (33.4%) to $272,184 as compared to $408,648 for the nine months ended September 30, 2017. This decrease is primarily attributed to the lower wholesale sales as a result of our attention to the retail side of the business.

Gross Profit

Gross profit for the three and nine months ended September 30, 2018 decreased $79,053 (115.9%) and $155,648 (90.2%) to a negative $10,861and $16931, respectively. This decrease primarily is a result of the lower volume and inventory adjustments. For the three months ended September 30, 2018, our gross profit as a percentage of sales was (17.4%) as compared to a gross profit as a percentage of sales of 30.2% for the three months ended September 30, 2017. For the nine months ended September 30, 2018, our gross profit as a percentage of sales was 6.2% as compared to a gross profit as a percentage of sales of 42.2% for the nine months ended September 30, 2017. It is our expectation that gross profit as a percentage of sales will improve in the future as a result of the increase in volume as a result of the opening of the new store and the selling of higher margin pieces.

Selling, General & Administrative Expenses

Total selling, general and administrative expenses increased $5,065 (4.3%) and $35,816 (11.4%) for the three and nine months ended September 30, 2018 to $123,102 and $349,042, respectively, as compared to $118,037 and $313,226 for the three and nine months ended September 30, 2017, respectively, as a result of costs associated with the new store scheduled to open at the Ocean Resort -n Atlantic City, NJ in November 2018 as well as increase in professional fees and payroll expenses offset mostly by a favorable adjustments to operating expenses. Excluding these adjustments, operating expenses increased primarily as a result of an increase in marketing expenses and professional fees as well for costs associated with the new store scheduled to open at the Ocean Resort in Atlantic City, NJ in November 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Loss from Operations

As a result of the above, we had a losses from operations of $133,963 and $332,111for the three and nine months ended September 30, 2018 as compared to losses from operations of $49,845 and $140,647 for the three and nine months ended months ended September 30, 2017.

Other Income (Expense)

For the three and nine months ended September 30, 2018, the Company had Other Expense of $18,318 and $81,356 as compared to Other Income of $82,167 and 41,380 for the three and nine months ended September 30, 2017. The three and nine months ended September 30, 2017 included gains on the sale of an asset and a gain on the extinguishment of debt that did not incur in 2018. Additionally interest expense increased as a result of the higher balances and higher interest rates

Net Loss

As a result of the above, we had a net loss of $152,281 for the three months ended September 30, 2018 as compared to net income of $32,322 for the three months ended September 30, 2017. For the nine months ended September 30, 2018 the Company had a net loss of $413,467 as compared to a net loss of $99,267 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2018, compared to December 31, 2017:

	September 30, 2018	December 31, 2017	Increase/ (Decrease)

Current Assets	$1,146,586	$1,261,878	$(115,292)

Current Liabilities	$992,576	$1,791,222	$798,646

Working Capital	$154,010	$(529,344)	$683,354

Working capital was $154,010 at September 30, 2018 as compared to a working deficit of $529,344 at December 31, 209. This increase in working capital is primarily attributed the reclassification of debt from current to long-term based on an agreement with the Principal Executive Officer who agreed to defer payments om $1,000,000 of amounts due him until January 31, 2020.

During the nine months ended September 30, 2018, the Company had a net decrease in cash of $21,721. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the nine months ended September 30, 2018, the Company used $119,686 in cash for operations as compared to providing $7,701 in cash for operations for the nine months ended September 30, 2017. This decrease in cash used in operations is primarily attributed to the higher operating loss.

Cash provided by investing activities: For the nine months ended September 30, 2018, the Company provided no cash from investing activities as compared to providing $29,527 in cash from investing activities from the sale of RS Fisher Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash used in financing activities: Net cash provided by financing activities for the nine months ended September 30, 2018 was $96,975 as compared to using $86,731 for the nine months ended September 30, 2017. This increase is primarily the result of an increase in advances from the Principal Executive Officer as well as an increase in loans payable.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Bank Lines of Credit and Notes Payable

At December 31, 2017, an amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer. The Company had no outstanding credit card at September 30, 2018, which was fully paid during the first quarter of 2018.

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of September 30, 2018, the Company had outstanding convertible debt in the amount of $419,568.

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

Satisfaction of Our Cash Obligations for the Next 12 Months (continued)

The Company has suffered recurring losses, and has an accumulated deficit of $8,621,565of September 30, 2018. As of September 30, 2018, the Company had $419,568 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At September 30, 2018, the Company also had a stockholders’ deficit of $672,923. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on October 22, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2018.

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

BERGIO INTERNATIONAL, INC.

Date: January 11, 2019	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)