Form 10-K
period 2018-12-31
Bergio International, Inc.
filed 2019-08-21
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock (par value $0.00001 per share) held by non-affiliates on June 30, 2018 (the last business day of our most recently completed second fiscal quarter) was $490,760 using the closing price on June 30, 2018.

As of August 20, 2019 the registrant had 5,391,410,729 shares of common stock, par value $0.00001 per share, outstanding.

Documents Incorporated By Reference:  None.

BERGIO INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” below.

In this Report, unless otherwise indicated or the context otherwise requires, “Bergio”, the “Company”, “we”, “us” or “our” refer to Bergio International, Inc., a Delaware corporation, and its subsidiaries.

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

The Bergio brand is our most important asset. The Bergio brand is associated with high-quality, handcrafted and individually designed pieces with European sensibility, Italian craftsmanship and a bold flair for the unexpected.  Bergio, is one of the most coveted brands of fine jewelry. Established in 1995, Bergio’s signature innovative design, coupled with extraordinary diamonds and precious stones, earned the company recognition as a highly sought-after purveyor of rare and exquisite treasures from around the globe. As President, CEO and Head Designer of Bergio, Berge Abajian performs a highly successful balancing act, accomplished with equal parts precision and passion. An informed and inspirational leader, Berge directs the company with the eye and soul of a designer and the mind of a businessman. The role that is perhaps closest to his heart, however, is that of designer. With family jewelry roots reaching back the 1930s, Berge is a third generation jeweler and a purist when it comes to design. Berge’s understanding of every aspect, in both design and manufacturing, creates collections that are nothing short of peerless in craftsmanship and style. Berge creates a collection, he looks well beyond the drawing board. Berge focuses on the woman who will ultimately wear his pieces, bringing to creation a magnificent piece of jewelry that reflects the beauty and vitality a woman possesses. Bergio creations are a seamless blend of classic elegance and subtle flair, adding to a woman’s charm while never overpowering her.

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

During the fall of 2018, we opened our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. We are also contemplating the opening of new stores in the future.

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

1.Whimsical. The whimsical line includes charms, crosses and other “add-on” pieces.

2.Fine. The proposed middle line will consist of fashion jewelry utilizing colored stones, diamonds and pearls applied to a variety of applications such as necklaces, pendants, earrings, bracelets and rings. The metals that we intend to use for the Middle line include platinum, 18K white & yellow gold.

3.Couture. The Couture line is our most luxurious line, and consists of one-of-a-kind pieces, new showcase products each year, and predominantly utilizes diamonds, platinum and other precious metals and stones of the highest grade and quality available.

4.Bridal. The Bridal line is our core business. We attempt to stay on the forefront of trends and designs in the bridal market with the latest in wedding sets, engagement rings and wedding bands for both men and women.

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

Customers

During the year ended December 31, 2018, the Company had one customer that accounted for 6% of total sales. No other no single customer accounted for over 5% or more of our annual sales. During the year ended December 31, 2017, the Company had one customer that accounted for 9% of total sales. No other no single customer accounted for over 5% or more of our annual sales.

As of December 31, 2018 accounts receivable, net amounted to only $39,354 and three customers represented 91% of this balance. As of December 31, 2017 accounts receivable, net amounted to only $61,511 and no one customer represented 93% significant amount of this balance. This amount was collected in the first quarter of 2018.

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

Research and Development

There were no expenses incurred for research and development in 2019 and 2018.

Employees

As of August 14, 2019, we had 3 full-time employees and 2 part-time employees. Our current employees are sales and marketing personnel.  No personnel are covered by a collective bargaining agreement. We use the services of independent consultants and contractors from time to time when needed.

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

Item 1. Business (continued)

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

Item 1A. Risk Factors

Risks Related To Our Business and Industry

WE HAVE HAD LIMITED OPERATIONS, HAVE INCURRED LOSSES SINCE INCEPTION, HAVE SUFFICIENT CASH TO SUSTAIN OUR OPERATIONS FOR A PERIOD OF APPROXIMATELY TWO MONTHS, AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN AND RECEIVED A GOING CONCERN OPINION IN PRIOR PERIODS.

The Company has suffered recurring losses. As of December 31, 2018, the Company had no cash on hand and $419,568 in convertible debentures due on December 31, 2018. At December 31, 2018, the Company also had a stockholders’ deficit of $640,487. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Item 1A. Risk Factors (continued)

Risks Related To Our Business and Industry (continued)

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

BECAUSE WE INTEND TO OPEN NEW RETAIL STORES AND SUCH ACTIVITY INVOLVES A NUMBER OF RISKS, OUR BUSINESS MAY SUFFER.

We may consider acquisitions of assets or other business.  Any acquisition or opening of another retail store involves a number of risks that could fail to meet our expectations and adversely affect our profitability.  For example:

•The acquired assets or business may not achieve expected results;

•We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

•We may not be able to retain key personnel of an acquired business;

•We may not be able to raise the required capital to expand;

•Our management’s attention may be diverted; or

•Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

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

Item 1A. Risk Factors (continued)

Risks Related To Our Business and Industry (continued)

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

Item 1A. Risk Factors (continued)

Risks Related To Our Business and Industry (continued)

WE MAY BE UNABLE TO MANAGE GROWTH, WHICH MAY IMPACT OUR POTENTIAL PROFITABILITY.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

•Establish definitive business strategies, goals and objectives;

•Maintain a system of management controls; and

•Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

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

Item 1A. Risk Factors (continued)

Risks Related to Our Common Stock (continued)

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

Item 1A. Risk Factors (continued)

Risks Related to Our Common Stock (continued)

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2018, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

Item 1A. Risk Factors (continued)

Risks Related to Our Common Stock (continued)

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

Years Ended December 31,
2018	High	Low
First Quarter	$0.0001	$0.0000
Second Quarter	0.0002	0.0001
Third Quarter	0.0001	0.0000
Fourth Quarter	0.0002	0.0000
2017
First Quarter	$0.0002	$0.0001
Second Quarter	0.0001	0.0001
Third Quarter	0.0001	0.0001
Fourth Quarter	0.0002	0.0001

b) Holders

As of December 31, 2018, the Company has 39 shareholders of record of its issued and outstanding common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2018, we had an incentive stock and award plan under which 200,000 shares had been reserved for issuance. The following table shows information with respect this plan as of the fiscal year ended December 31, 2018:

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we have issued the following securities  which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

1)On February 8, 2018, we issued 230,000,000 shares of common stock valued at $15,640 to Illiad Capital for conversion of its convertible debt and accrued interest.

2)On May 9, 2018, we issued 55,555,556 shares of common stock valued at $5,000 to KBM Financial for conversion of its convertible debt and accrued interest.

3)On October 4, 2018, we issued 242,000,000 shares of common stock valued at $14,520 to KBM Financial for payment of accrued interest.

4)On October 8, 2018, we issued 55,141,111 shares of common stock valued at $4,963 to KBM Financial for payment of accrued interest.

5)On October 8, 2018, we issued 186,666,667 shares of common stock valued at $16,800 to VisVires for conversion of accrued interest.

Rule 10B-18 Transactions

During the year ended December 31, 2018, there were no repurchases of the Company’s common stock by the Company.

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

Forward Looking Statements (continued)

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

During the fall of 2018, we opened our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. We are also contemplating the opening of new stores in the future.

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

Results of Operations - For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Overview

The past few years have been difficult for the Company as we have worked hard at finding ways to take advantage of the Bergio brand. We believe that our plan to establish a chain of retail stores in strategic markets will be step in the right direction. The Company  exhibited andecrease in wholesale sales, but had a significant increase in its retail operations despite the fact that the new store in Atlantic City, NJ only opened in mid-November 2018. The Company’s gross profit has risen both in dollars and as a percent of sales as we grow our retail business which has much higher profit margins. As a result, the Company also provided a modest profit for the fourth quarter of 2018. We are encouraged by these results and are cautiously optimistic about the future.

Sales

Net sales for year ended December 31, 2018 decreased $27,158 (4.3%) to $608,790, as compared to $635,948 for the year ended December 31, 2017. This decrease is primarily attributed to lower wholesale sales offset by an increase in retail sales. The Company intends to concentrate on its domestic retail operations and explore additional opportunities to expand its business.

Gross Profit

Gross profit for the year ended December 31, 2018 increased $58,696 (32.4%) to $239,732 as compared to $181,036 for the year ended December 31, 2017. This increase in gross profit is primarily due to the increase in retail sales and certain favorable inventory adjustments. Gross profit as a percentage of sales was 39.4% for the year ended December 31, 2018 as compared to $28.5% for the year ended December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $45,864 (9.8%) to $515,146 for the year ended December 31, 2018 as compared to $469,282 for the year ended December 31, 2017. This decrease is mostly a result of costs associated with the new store scheduled which opened at the Ocean Resort in Atlantic City, NJ in November 2018 as well as increase in professional fees and payroll expenses offset mostly by a favorable adjustments to operating expenses. Excluding these adjustments, operating expenses increased primarily as a result of an increase in marketing expenses and professional fees as well for costs associated with the new store scheduled to open at the Ocean Resort in Atlantic City, NJ in November 2019.

Loss from Operations

As a result of the above, the Company had a loss from operations in the amount of $275,414 for the year ended December 31, 2018 as compared to $288,246 for the year ended December 31, 2017.

Other Expense

For the year ended December 31, 2018, the Company had other expense of $141,900 as compared to other income of $73,774 for the year ended December 31, 2017. The year ended December 31, 2017 included a gain on the sale of an asset and a gain on the extinguishment of debt that did not incur in 2018

Net Loss

As a result of the above, the Company had a net loss of $417,314 or the year ended December 31, 2018 as compared to $214,472 for the year ended December 31, 2017.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2018, compared to December 31, 2017.

	December 31, 2018	December 31, 2017	Increase/ (Decrease)

Current Assets	$1,255,335	$1,261,878	$(6,543)

Current Liabilities	$1,074,707	$1,791,222	$716,515

Working Capital	$180,628	$(529,344)	$709,972

Our working capital increased to $180,628 at December 31, 2018 as compared to a working capital deficiency 0f $529,344 at December 31, 2017. This improvement is primarily attributed to the reclassification of certain liabilities from current to long-term based on an agreement with the Principal Executive Officer who agreed to defer payments on $1,000,000 of amounts due him until January 31, 2020,

During the year ended December 31, 2018, the Company had a net decrease in cash of $21,721. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2018, the Company used $96,581 in cash for operations as compared to providing $91,880 in cash for the year ended December 31, 2017. This decrease in cash used in operations is primarily attributed to the change in accounts payable and accrued liabilities as well the increase in inventories.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources (continued)

Cash used in investing activities. For the year ended December 31, 2018, the Company used $31,345 in investing activities as compared to providing $20,527 for the year ended December 31, 2017. This decrease is due to the increase in capital assets and lower cash from the sale of asset.

Cash provided by (used in) financing activities. For the year ended December 31, 2018, the Company provided $106,205 in financing activities as compared to using $112,348 in cash for financing activities for the year ended December 31, 2017. This increase is primarily the result of proceeds from a loan.

Our indebtedness is comprised of various bank credit lines, convertible debt, advances from a stockholder/officer and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock.  As of December 31, 2018, the Company had outstanding convertible debt in the amount of $419,568.

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

The Company has suffered recurring losses, and at December 31, 2018, the Company had a stockholders’ deficit of $640,487. As of December 31, 2018, the Company had no cash on hand and $419,568 in convertible debentures due on December 31, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

In addition to obtaining new customers and increasing sales to existing customers, management plans to achieve profitability by also establishing Bergio as a holding company for the purpose of establishing retails stores worldwide. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results. Management has provided an allowance for doubtful accounts of $-0- at December 31, 2018 and $76,227 at December 31, 2017.

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

These inputs are prioritized below:

•Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

•Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2018, the fair value of short-term financial instruments including accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

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

Critical Accounting Policies (continued)

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

Recently Adopted Authoritative Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use. The ASU was effective for the Company in the first quarter of 2018 using either of two methods: (1) retrospective application to each prior reporting period presented with the option to elect certain practical expedients or (2) retrospective application with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain disclosures. The Company adopted Topic 606 pursuant to the method (2) and it determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.

Recent Authoritative Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company continues to evaluate the impact that that this standard will have on the Company’s financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for the Company’s real estate operating leases.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sergio International, Inc. ("the Company") as of December 31, 2018, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ('PCAOB') and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, has a stockholders’ deficit, has no cash on hand and has convertible debt that is overdue. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company's accountants since 2018.

/s/ Tama, Budaj and Raab, LLP

Farmington Hills, Michigan

August 20, 2019

BERGIO INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS:
Current assets:
Cash	$-	$21,721
Accounts receivable, net of allowance for doubtful accounts of $-0- at December 31, 2018 and $76,227 at December 31, 2017	39,354	61,511
Inventories	1,215,981	1,178,646
Total current assets	1,255,335	1,261,878

Property and equipment, net	173,057	243,420
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,434,220	$1,511,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable and accrued liabilities	$279,027	$250,796
Bank lines of credit, net	-	14,700
Loan payable	125,000	-
Convertible debt	419,568	437,781
Advances from Principal Executive Officer and accrued interest	251,112	459,636
Deferred compensation - CEO	-	628,309
Total current liabilities	1,074,707	1,791,222

Long-term Liabilities:
Deferred compensation - CEO- long-term portion	795,571	-
Advances from Principal Executive Officer and accrued interest	204,429	-
Total long-term liabilities	1,000,000	-

Total Liabilities	2,074,707	1,791,222

Commitments and contingencies	-	-

Stockholders' deficit
Series A preferred stock - $0.0001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 6,000,000,000 shares authorized, 5,391,410,725 and 4,622,047,391 issued and outstanding, respectively	53,912	46,218
Additional paid-in capital	7,931,013	7,881,784
Accumulated deficit	(8,625,412)	(8,208,098)
Total stockholders' deficit	(640,487)	(280,096)

Total liabilities and stockholders' deficit	$1,434,220	$1,511,126

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the years ended December 31,
	2018	2017

Net sales	$608,790	$635,948

Cost of sales	369,058	454,912

Gross margin	239,732	181,036

Operating expenses:
Impairment loss on assets	-	-
Selling, general and administrative	515,146	469,282

Total operating expenses	515,146	469,282

(Loss) income from operations	(275,414)	(288,246)

Other income (expense):
Interest expense	(141,900)	(104,349)
Amortization of debt discount	-	-
Amortization of deferred financing costs	-	-
Change in fair value of derivatives	-	13,406
Derivative expense	-	-
Gain on extinguishment of debt	-	116,237
Gain on sale of asset	-	48,480
Other income	-	-

Total other expense	(141,900)	73,774

Loss before provision for income taxes	(417,314)	(214,472)

Provision for income taxes	-	-

Net loss	$(417,314)	$(214,472)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding Basic and diluted	4,967,522,622	2,836,986,113

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

As of December 31, 2018

	Common Stock		Additional Paid in	Accumulated	Non- controlling interest in R.S.	Total Stockholders’
	Shares	Amount	Capital	Deficit	Fisher	Deficit

Balance at January 1, 2017	1,836,846,489	$18,366	$7,531,256	$(7,801,231)	$(21,242)	$(272,851)

Issuance of stock for debt conversion	2,390,200,902	23,902	143,825	-	-	167,727
Issuance of stock for accounts payable	185,000,000	1,850	16,650			18,500
Issuance of common stock for services	210,000,000	2,100	18,900			21,000
Non-controlling interest	-	-	171,153	(192,395)	21,242	-
Net loss	-	-	-	(214,472)		(214,472)

Balance at December 31, 2017	4,622,047,391	46,218	7,881,784	(8,208,098)	-	(280,096)

Issuance of stock for debt conversion	769,363,334	7,694	49,229	-	-	56,923
Net loss	-	-	-	(417,314)	-	(417,314)

Balance at December 31, 2018	5,391,410,725	$53,912	$7,931,013	$(8,625,412)	$-	$(640,487)

	Preferred Stock
	Shares	Amount

Balance at January 1, 2017	51	$ -

Balance at December 31, 2017	51	$ -

Balance at December 31, 2018	51	$ -

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(417,314)	$(214,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	-
Depreciation, amortization and loss on impairment	101,708	103,438
Provision for bad debts	(76,227)	(11,860)
Change in fair value of derivatives	-	(13,406)
Stock for services	-	21,000
Gain on sale of asset	-	(48,480)
Gain on extinguishment of debt	-	(116,237)
Changes in assets and liabilities:
Accounts receivable	98,384	(46,099)
Inventories	(37,335)	85,434
Deferred compensation	167,262	175,000
Accounts payable and accrued liabilities	66,941	157,562
Net cash used in operating activities	(96,581)	91,880

Cash flows from investing activities:
Sale of RS Fisher	-	20,527
Acquisition of property and equipment	(31,345)	-
Net cash used in investing activities	(31,345)	20,527

Cash flows from financing activities:
Proceeds from loan	125,000	-
Advances (repayments) of bank lines of credit, net	(14,700)	(329,854)
(Payments) advances from stockholder and accrued interest, net	(4,095)	217,506
Net cash provided by financing activities	106,205	(112,348)

Net increase (decrease) increase in cash	(21,721)	59
Cash, beginning of year	21,721	2,893
Cash, end of year	$-0-	21,721

Supplemental cash flow information:
Cash paid for taxes	$-	-
Cash paid for interest	$58,038	48,738

Supplemental non-cash information
Issuance of common stock for vendor payables	$-	18,500
Issuance of common stock for convertible debt and accrued interest	$56,923	136,494

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Note 1. Business, Organization, and Liquidity

Business and Organization

Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc.  On October 21, 2009, as a result of a Share Exchange Agreement, the corporation’s name was changed to Bergio International, Inc. Effective July 15, 2013, the Company amended its Certificate of Incorporation to change the Company’s authorized capital from 1,500,000,000 common shares to 3,000,000,000 common shares of stock. On April 3, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to reduce the par value of all shares of common stock and preferred stock from $0.001 to $0.00001 per share.  On February 26, 2014, the Company filed a certificate of amendment to its Certificate of Amendment to the Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares. Effective on October 14, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock splits and change in par value. The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered in Fairfield, New Jersey. The Company also two retail stores located in Closter, NJ and Atlantic City, NJ.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of December 31, 2018, the results of operations for the years ended December 31, 2018 and 2017, and statements of cash flows for the years ended December 31, 2018 and 2017. The financial statements have been prepared in accordance with the requirements of Form 10-K.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and at December 31, 2018, the Company had a stockholders’ deficit of $640,487. As of December 31, 2018, the Company had no cash on hand and $419,568 in convertible debentures due on December 31, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

In addition to obtaining new customers and increasing sales to existing customers, management plans to achieve profitability by also establishing Bergio as a holding company for the purpose of establishing retails stores worldwide. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of December 31, 2017, the Company sold its 51% interest in R.S. Fisher.

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at December 31, 2018 and, 2017, as defined in FASB ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued):

The carrying amounts reported in the balance sheets as of December 31, 2018 and 2017 for cash, accounts receivable, inventories and accounts payable and loans payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2018 and 2017, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2018 and 2017.

Cash and Cash Equivalents:

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2018 and December 31, 2017.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Accounts Receivable:

Accounts receivable are generated from sales of fine jewelry to retail outlets throughout the United States. At December 31, 2018 and December 31, 2017, accounts receivable were substantially comprised of balances due from retailers.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. The Company historically has been able to collect the accounts receivable balance during a period of nine months to a year. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $-0- and $76,227, respectively.

Concentrations of Credit Risk:

Cash Held in Banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable: The Company’s customer base is primarily comprised of balances due from retailers. Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which the Company’s services are provided, as well as their dispersion across many different geographical areas. The Company has been expanding its brand into retail stores. These sales come with a lower degree of credit risk as these sales are made by cash or credit card. As is characteristic of the Company’s business and of the jewelry industry generally, the Company extends its customers seasonal credit terms.  The carrying amount of receivables approximates fair value. The Company routinely assesses the financial strength of its customers and believes its credit risk exposure on accounts receivable is limited. Based on management’s review of accounts receivable, an allowance for doubtful accounts is recorded, if appropriate. The Company does not require collateral to support these financial instruments.

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

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the years ended December 31, 2018 and 2017.

Investment in Unconsolidated Affiliates:

The Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost. At December 31, 2018 and December 31, 2017, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

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

Recently Adopted Authoritative Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use. The ASU was effective for the Company in the first quarter of 2018 using either of two methods: (1) retrospective application to each prior reporting period presented with the option to elect certain practical expedients or (2) retrospective application with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain disclosures. The Company adopted Topic 606 pursuant to the method (2) and it determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.

Recent Authoritative Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company continues to evaluate the impact that that this standard will have on the Company’s financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for the Company’s real estate operating leases.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Recent Authoritative Pronouncements (continued)

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

Subsequent Events:

The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2018 through the issuance of the accompanying financial statements.

Note 3. Basic and Diluted Income (Loss) Per Share

Net loss per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net loss divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants, options, and/or conversions is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise. For the years ended December 31. 2018 and 2017, basic net loss per share equaled the diluted loss per share, since the effect of shares potentially issuable upon exercise or conversion was anti-dilutive.  For the years ended December 31, 2018 and 2017, 5,882,876,190 and 6,431,347,619 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

	December 31, 2018	December 31, 2017
Basic net loss per share computation:
Net loss	$(417,314)	$(214,472)
Weighted-average common shares outstanding	4,967,522,262	2,836,986,113
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share computation:
Net loss	$(417,314)	$(214,472)
Weighted-average common shares outstanding:	4,967,522,262	2,836,986,113
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	--	--
Total adjusted weighted-average shares	4,967,522,262	2,836,986,113
Diluted net loss per share	$(0.00)	$(0.00)

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2018	2017

Leasehold improvements	$349,121	$317,776
Office and equipment	566,308	566,308
Selling equipment	8,354	8,354
Furniture and fixtures	18,487	18,487

Total at cost	942,270	910,925
Less: Accumulated depreciation & amortization	(769,213)	(667,505)

	$173,057	$243,420

Depreciation and amortization expense related to the assets above for the years ended December 31, 2018 and 2017 was $101,708 and $103,438, respectively.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2018	2017

Accounts payable	$121,493	$153,831
Accrued interest	143,024	96,965
Accrued liabilities - other	14,510	-

	$279,027	$250,796

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 6. Related Party

Advances from Principal Executive Officer and Accrued Interest

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2018 and December 31, 2017, $455,541 and $459,636, respectively, was due to such officer, including accrued interest. On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. As such, all deferred compensation in the amount of $795,571 and $204,429 of the advances was classified as a long-term liability. At December 31, 2017, an amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer. Interest expense is accrued at an average annual market rate of interest which was 5.25% and 4.5% at December 31, 2018 and December 31, 2017, respectively. Interest expense due to such officer was $45,392 and $24,431 for the years ended December 31, 2018 and 2017, respectively. Accrued interest was $149,993 and $104,601 at December 31, 2018 and 2017, respectively. No terms for repayment have been established.

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

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $795,571 and $628,309 for the periods ended December 31, 2018 and December 31, 2017, respectively. On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. As such, all deferred compensation in the amount of $795,571 and $204,429 of the advances was classified as a long-term liability.

On January 1, 2019, the CEO amended his employment agreement with the Company for a term of one year expiring December 31, 2019. The agreement primarily retains the terms of the Amended Agreement, but lowers the compensation to $100,000 for the year.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 7. Bank Lines of Credit

A summary of the Company’s credit facilities is as follows:

	December 31,
	2018	2017

Various unsecured Credit Cards, minimum payment of principal and interest are due monthly at the credit card’s annual interest rate. At December 31, 2018 and 2017, the interest rates ranged from 3.99% to 15.9%.	$-	$14,700

Current maturities included in current liabilities	$-	$14,700

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the year ended December 31, 2018, principal of $14,733 and accrued interest of $907 was converted into 230,000,000 shares of common stock. During the year ended December 31, 2017, principal of $63,483 and accrued interest of $5,911 was converted into 1,020,392,460 shares of common stock. The outstanding balances at December 31, 2018 and December 31, 2017 were $19,393 and $34,126, respectively with accrued interest of $1,457 and $604 at December 31, 2018 and December 31, 2017, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 8. Convertible Debt (continued)

Fife, Typenex and Iliad (continued)

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the years ended December 31, 2018 and 2017, there were no conversions. The outstanding balances at December 31, 2018 and December 31, 2017 were $329,175 and $329,175 respectively, with accrued interest of $104,823 and $71,015 at December 31, 2018 and December 31, 2017, respectively.

Third Party Note

In November 2014, the Company converted a portion of its outstanding accounts payable for legal services to a third party into two convertible promissory notes in the aggregate amount of $63,275. These are demand notes and accrue interest at the rate of 10% on the outstanding balance.  The notes are convertible into shares of the Company’s common stock based on 65% of the average ten trading days closing bid price during the preceding ten consecutive trading days immediately prior to the conversion. During the year ended December 31, 2017, principal of $22,672 was converted into 398,205,370 shares of common stock. The outstanding balances at December 31, 2018 and December 31, 2017 were $-0- and $-0-, respectively, with accrued interest of $-0-and $-0- at December 31, 2018 and December 31, 2017, respectively.

KBM Worldwide

On February 4 2015, the Company entered into an 8% convertible note in the amount of $54,000 with KBM Worldwide, Inc. (“KBM Worldwide”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of such note into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price of 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the year ended December 31, 2018, principal of $3,480 and accrued interest of $1,520 was converted into 55,555,556 shares of common stock. During the year ended December 31, 2017, principal of $37,110 and accrued interest of $20,295 was converted into 637,833,332 shares of common stock. The outstanding balances at December 31, 2018 and December 31, 2017 were $-0- and $3,480, respectively, with accrued interest of $-0- and $9,721 at December 31, 2018 and December 31, 2017, respectively.

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc.  (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the year ended December 31, 2018, accrued interest of $16,800 was converted into 186,666,667 shares of common stock. There were no conversions during the years ended December 31, 2017. The Company is currently in default, and interest accrues at the default interest rate of 22%.  The outstanding balances at December 31, 2018 and 2017 were $38,000 and $38,000, respectively, with accrued interest of $9,520 and $8,622 at December 31, 2018 and December 31, 2017, respectively. The Company is currently negotiating an extension to this note.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 8. Convertible Debt (continued)

Vis Vires Group, Inc. (continued)

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the years ended December 31, 2018 and 2017. The Company is currently in default, and interest accrues at the default interest rate of 22%.  The outstanding balance at December 31, 2018 and 2017 was $33,000 with accrued interest of $9,644 and $7,004 at December 31, 2018 and 2017, respectively. The Company is currently negotiating an extension to this note.

JMJ Financial

On April 15 2015, the Company entered into a $250,000 convertible note with JMJ Financial. The consideration was $225,000 and $25,000 original issue discount.  The principal and accrued interest is payable on or before May 4, 2016. On April 15, 2015, the Company borrowed $25,000 of this amount. The holder, at its option, may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to the lesser of $0.018 per share or 60% of the lowest trading price during the 25 days prior to the date of conversion. During the year ended December 31, 2017, principal of $16,713 and accrued interest of $3,484 was converted into 276,000,000 shares of common stock. The outstanding balances at December 31, 2018 and 2017 were $-0- and $-0-, respectively, with accrued interest of $-0- and $-0- at December 31, 2018 and 2017, respectively.

As of December 31, 2018 and December 31, 2017, total convertible debt was $419,568 and $437,781, respectively, net of debt discount of $-0- and $-0-, respectively.

Note 9. Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. There was no amortization of debt discount for the years ended December 31, 2018 and 2017. There was no derivative liability as of December 31, 2018 and 2017 as the outstanding convertible debt does not meet the criteria of ASC Topic 815-15.

Note 10. Stockholders’ Equity

The Company is authorized to issue 6,000,000,000 shares of common stock, par value $0.00001 per share and 51 shares of preferred stock, par value $0.00001 per share. At December 31, 2018 and December 31, 2017, there were 5,391,410,725 and 4,622,047,391 common shares issued and outstanding, respectively. On April 3, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to reduce the par value of all shares of common stock and preferred stock from $0.001 to $0.00001 per share.  On February 26, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares. Effective on October 14, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock.

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

For the year ended December 31, 2018, the Company issued the following shares of common stock:

1)On February 8, 2018, we issued 230,000,000 shares of common stock valued at $15,640 to Illiad Capital for conversion of its convertible debt and accrued interest.

2)On May 9, 2018, we issued 55,555,556 shares of common stock valued at $5,000 to KBM Financial for conversion of its convertible debt and accrued interest.

3)On October 4, 2018, we issued 242,000,000 shares of common stock valued at $14,520 to KBM Financial for payment of accrued interest.

4)On October 8, 2018, we issued 55,141,111 shares of common stock valued at $4,963 to KBM Financial for payment of accrued interest.

5)On October 8, 2018, we issued 186,666,667 shares of common stock valued at $16,800 to VisVires for payment of accrued interest.

For the year ended December 31, 2017, the Company issued the following shares of common stock:

1)On March 22, 2017, we issued 90,005,478 shares of common stock valued at $4,951 to Carebourn Capital for conversion of its convertible debt.

2)On March 22, 2017, we issued 183,000,000 shares of common stock valued at $12,244 to Illiad for conversion of its convertible debt and accrued interest.

3)On March 22, 2017, we issued 91,600,000 shares of common stock valued at $4,580 to JMJ Financial for conversion of its convertible debt.

4)On May 12, 2017, we issued 60,000,000 shares of common stock valued at $6,000 to a firm for payment of accounts payable.

5)On May 12, 2017, we issued 219,000,000 shares of common stock valued at $14,892 to Illiad for conversion of its convertible debt and accrued interest.

6)On June 30, 2017, we issued 107,871,146 shares of common stock valued at $5,394 to Carebourn Capital for conversion of its convertible debt.

7)On October 1, 2017, we issued 210,000,000 shares of common stock valued at $21,000 to View Point Health Investments in exchange for consulting services.

8)On October 4, 2017, we issued 107,871,146 shares of common stock valued at $6,935 to Carebourn Capital for conversion of its convertible debt.

9)On October 10, 2017, we issued 92,457,600 shares of common stock valued at $6,935 to Carebourn Capital for conversion of its convertible debt.

10)On October 3, 2017, we issued 258,500,000 shares of common stock valued at $17,568 to Illiad for conversion of its convertible debt and accrued interest.

11)On October 13, 2017, we issued 360,000,000 shares of common stock valued at $24,480 to Illiad for conversion of its convertible debt and accrued interest.

12)On October 3, 2017, we issued 129,000,000 shares of common stock valued at $6,450 to JMJ Financial for conversion of its convertible debt.

13)On October 10, 2017, we issued 113,062,200 shares of common stock valued at $5,653 to JMJ Financial for conversion of its convertible debt.

14)On October 11, 2017, we issued 159,444,444 shares of common stock valued at $14,350 to KBM Financial for conversion of its convertible debt and accrued interest.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Stockholders’ Equity (continued)

15)On October 12, 2017, we issued 159,500,000 shares of common stock valued at $14,355 to KBM Financial for conversion of its convertible debt.

16)On October 13, 2017, we issued 159,444,444 shares of common stock valued at $14,350 to KBM Financial for conversion of its convertible debt.

17)On October 24, 2017, we issued 159,444,444 shares of common stock valued at $14,350 to KBM Financial for conversion of its convertible debt.

18)On October 26, 2017, we issued 125,000,000 shares of common stock valued at $12,500 to a firm for payment of accounts payable.

Note 11. Income Taxes

The components of the Company’s deferred taxes at December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$1,372,854	$1,304,872
Startup costs	2,359	2,892
Accounts receivable reserves	-	22,868
Deferred compensation	238,671	186,993
Depreciation	(16,406)	(16,406)
Deferred tax asset	1,597,479	1,501,209
Less valuation allowance	(1,597,459)	(1,501,209)

Deferred tax asset, net	$--	$--

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. At December 31, 2018, the Company had approximately $4,877,000 of federal net operating tax loss carryforwards expiring at various dates through 2035. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset.

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 21% and 34%, respectively, for the years ended December 31, 2018 and 2017 to the income tax (benefit) provision recognized in the financial statements is as follows:

	December 31,	December 31,
	2018	2017
U.S. statutory rate	(21%)	(34%)
Income tax expenses - state and local, net of federal benefit	6%	6%
Change in valuation allowance	15%	28%

Effective tax rate	--	--

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

In June 2018, the Company entered into lease agreement with Ocean Resort Casino at 500 Boardwalk in Atlantic City, NJ for approximately 1,000 square feet of retail space to open a retail store. The initial term is for five (5) years beginning November 18, 2018. Subject to certain conditions, the lease is renewable for two additional 5-year periods. Percentage rent payments will be based on 10% of gross sales at this location and will be paid monthly. The Company is also responsible for additional rent or common area charges (“CAM”) of approximately $1,100 monthly.

In addition, the Company has agreements to lease equipment for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2018.

Years Ended December 31,
2019	5,400(1)

(1)The above amount does not include contingent rentals which may be paid under lease agreement with Ocean Resort Casino. This rental is based upon 10% of gross sales at this location.

Rent expense for the Company's operating leases for year ended December 31, 2018 and 2017 amounted to approximately $30,218 and $30,408, respectively.

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

Note 14. Significant Customer Concentrations

During the year ended December 31, 2018, the Company had one customer that accounted for 6% of total sales. No other no single customer accounted for over 5% or more of our annual sales. During the year ended December 31, 2017, the Company had one customer that accounted for 9% of total sales. No other no single customer accounted for over 5% or more of our annual sales.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 14. Significant Customer Concentrations (continued)

As of December 31, 2018 accounts receivable, net amounted to only $39,354 and three customers represented 91% of this balance. As of December 31, 2017 accounts receivable, net amounted to only $61,511 and no one customer represented 93% significant amount of this balance. This amount was collected in the first quarter of 2018.

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 15. Fair Value Measurements (continued)

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has no assets or liabilities that are required to be classified.

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

There are no reportable events under this item for the year ended December 31, 2018.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2018, and identified the following material weaknesses:

•there is a lack of accounting personnel with the requisite knowledge of GAAP and the financial reporting requirements of the SEC.

•there are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•there is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Item 9A. Controls and Procedures (continued)

b) Management’s Annual Report on Internal Control over Financial Reporting (continued)

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 25, 2019. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board, and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance (continued)

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

When evaluating director nominees, our directors consider the following factors:

•the appropriate size of our board of directors;

•our needs with respect to the particular talents and experience of our directors;

•the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•experience in political affairs;

•experience with accounting rules and practices; and

•the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, were timely

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance (continued)

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

Item 11. Executive Compensation (continued)

Employment Agreements (continued)

However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $795,571 and $628,309 for the periods ended December 31, 2018 and December 31, 2017, respectively. On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. As such, all deferred compensation in the amount of $795,571 and $204,429 of the advances was classified as a long-term liability.

On January 1, 2019, the CEO amended his employment agreement with the Company for a term of one year expiring December 31, 2019. The agreement primarily retains the terms of the Amended Agreement, but lowers the compensation to $100,000 for the year.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during years ended 2018 and 2017, respectively.

Name and Principal Position	Fiscal Year	Salary ($) (1)(2)	Incentive ($) (3)	Option Awards ($) (4)	All Other Compensation $ (5)	Total ($)
Berge Abajian	2018	(2) 175,000	-	-	$19,795	$194,795
CEO & Chairman	2017	(2) 175,000	-	-	$12,266	$187,266

(1)The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)Mr. Abajian voluntarily deferred $167,262 and $175,000 of his salary for the years 2018 and 2017, respectively, until such time as the Company is in a better financial position.

(3)No incentive compensation was made to the NEO’s in 2018 and 2017 and therefore no amounts are shown.

(4)Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year.

(5)Other compensation was made up of Mr. Abajian’s car expense and health insurance expenses.

Item 11. Executive Compensation (continued)

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

Item 11. Executive Compensation (continued)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 25, 2019, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of Class 2)

Named Directors and Officers
Berge Abajian, Chairman and CEO (3)	7,446	*%

All Officers and Directors as a Group (1 person)	7,446	*%

•Less than 0.1%.

(1)Unless otherwise indicated, the address of each beneficial owner listed above is c/o Bergio International, Inc., 12 Daniel Road East, Fairfield, NJ 07007.

(2)Based on a total of 5,391,410,725 shares of common stock outstanding on December 31, 2018.

(3)Mr. Abajian also owns 51 shares of the Company’s Series A Preferred Stock.

Issuances under the Compensation Plan

The following table provides information as of December 31, 2018 regarding compensation plans under which equity securities of the Company are authorized for issuance.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2018 and December 31, 2017, $455,541 and $459,636, respectively, was due to such officer, including accrued interest. On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. As such, all deferred compensation in the amount of $795,571 and $204,429 of the advances was classified as a long-term liability. At December 31, 2017, an amount of $323,855 was reclassified from Bank lines of credit and $2,000 from accounts payable and accrued liabilities to Advances from principal executive officer and accrued interest to reflect the guaranty of these loans by the principal executive officer. Interest expense is accrued at an average annual market rate of interest which was 5.25% and 4.5% at December 31, 2018 and December 31, 2017, respectively. Interest expense due to such officer was $45,392 and $24,431 for the years ended December 31, 2018 and 2017, respectively. Accrued interest was $149,993 and $104,601 at December 31, 2018 and 2017, respectively. No terms for repayment have been established.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered Tama, Budaj & Raab, P.C. (“TBR”), our independent registered public accountants in 2018 and 2017, Fees for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Audit Fees	$25,550	$26,300
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	25,550	26,300
Tax Fees	-	-
All Other Fees	-	-

Total	$25,550	$26,300

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

Audit Related Fees, tax and other fees.  No other fees under these categories were paid in 2018 and 2017.

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

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: August 21, 2019	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	Chief Executive Officer and Chairman	August 21, 2019
Berge Abajian