Form 10-Q
period 2019-03-31
Bergio International, Inc.
filed 2019-08-30
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-150029

BERGIO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1338257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Daniel Road E.
Fairfield, NJ 07004	(973) 227-3230
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:	Common Stock $.00001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of August 30, 2019 there were 5,391,410,729 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS:
Current assets:
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $-0- at March 31, 2019 and $-0- at December 31, 2018	25,598	39,354
Inventories	1,221,586	1,215,981
Total current assets	1,247,184	1,255,335

Property and equipment, net	149,548	173,057
Operating lease right-of-use assets	73,733	-
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,476,293	$1,434,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable and accrued liabilities	$302,055	$279,027
Loan payable	132,260	125,000
Convertible debt	419,568	419,568
Advances from Principal Executive Officer and accrued interest	280,012	251,112
Operating lease liabilities - current	10,678	-
Total current liabilities	1,144,573	1,074,707

Long-term Liabilities:
Deferred compensation - CEO- long-term portion	820,571	795,571
Advances from Principal Executive Officer and accrued interest	179,429	204,429
Operating lease liabilities - long-term	63,055	-
Total long-term liabilities	1,063,055	1,000,000

Total Liabilities	2,207,628	2,074,707

Commitments and contingencies	-	-

Stockholders' deficit
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 5,391,410,729 and 5,391,410,729 issued and outstanding, respectively	53,912	53,912
Additional paid-in capital	7,931,013	7,931,013
Accumulated deficit	(8,716,260)	(8,625,412)
Total stockholders' deficit	(731,335)	(640,487)

Total liabilities and stockholders' deficit	$1,476,293	$1,434,220

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Sales, net	$137,109	$65,669

Cost of sales	38,946	52,911

Gross profit	98,163	12,758

Operating expenses:
Selling, general and administrative expenses	160,220	110,130
Total operating expenses	160,220	110,130

Income (loss) from operations	(62,057)	(97,372)

Other income (expense)
Interest expense	(28,791)	(27,462)
Gain on extinguishment of debt	-	-
Total other income (expense)	(28,791)	(27,462)

Loss before provision for income taxes	(90,848)	(124,834)

Provision for income taxes	-	-

Net loss	$(90,848)	$(124,834)

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding :
Basic and Diluted	5,391,410,725	4,706,380,724

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE PERIODS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2019	5,391,410,725	$53,912	$7,931,013	$(8,625,412)	$(640,487)

Net loss	-	-	-	(90,848)	(90,848)

Balance at March 31 ,2019	5,391,410,725	$53,912	$7,931,013	$(8,716,260)	$(731,335)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2018	4,622,047,391	$46,218	$7,881,784	$(8,208,098)	$(280,096)

Issuance of stock for debt conversion	230,000,000	2,300	13,340	-	15,640

Net loss	-	-	-	(124,834)	(124,834)

Balance at March 31 ,2018	4,852,047,391	$48,518	$7,895,124	$(8,332,932)	$(389,290)

	Preferred Stock
	Shares	Amount
Balance at January 1, 2019	51	$ -

	-	-

Balance at March 31, 2019	51	$ -

	Preferred Stock
	Shares	Amount
Balance at January 1, 2018	51	$ -

	-	-

Balance at March 31, 2018	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(90,848)	$(124,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	-
Depreciation and amortization	26,609	25,285
Amortization of debt discount and deferred financing costs	-	-
Gain on extinguishment of debt	-	-
Change in fair value of derivative liabilities	-	-
Provision for bad debts	-	-

Changes in operating assets and liabilities:
Decrease in accounts receivable	13,756	51,965
(Increase) decrease in inventory	(5,605)	(18,083)
Increase in deferred compensation	25,000	40,986
Increase in accounts payable and accrued liabilities	23,028	8,020
Net cash used in operating activities	(8,060)	(16,661)

Investing activities:
Capital expenditures	(3,100)	-
Net used in investing activities	(3,100)	-

Financing activities:
Advances of bank lines of credit, net	-	(14,700)
Proceeds from loans	7,260	-
Advances from Principal Executive Officer, net	3,900	9,640
Net used in financing activities	11,160	(5,060)

Net change in cash	-0-	(21,721)

Cash - beginning of periods	-0-	21,721

Cash - end of periods	$-0-	$-0-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for convertible debt and accrued interest	$-	$16,640

Supplemental disclosure of non-cash financing activities:

Upon adoption of ASC 842, Leases, on January 1, 2019 the Company recorded $75,340 of right-use assets and related operating leases liabilities.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of March 31, 2019, the results of operations for the three months ended March 31, 2019 and 2018, and statements of cash flows for the three months ended March 31, 2019 and 2018. These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The December 31, 2018 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on August 21, 2019 “Annual Report”).

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and has an accumulated deficit of $8,716,260 as of March 31, 2019. As of March 31 2019, the Company had $419,568 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At March 31, 2019, the Company also had a stockholders’ deficit of $731,335. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

During the three months ended March 31, 2019, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2019 through the issuance of the accompanying financial statements.

Note 4 - Net Loss per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three months ended March 31, 2019 and 2018, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 7 below. For the three months ended March 31, 2019, 6,162,876,190 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. For the three months ended March 31, 2018, 6,423,092,857 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

The following table sets forth the computation of earnings per share:

	Three Months Ended March 31,
	2019	2018
Basic net loss per share computation:
Net loss	$(90,848)	$(124,834)
Weighted-average common shares outstanding	5,391,410,725	4,706,380,724
Basic net loss per share	$(0.00)	$(0.00)

Diluted net loss per share computation:
Net loss	$(90,848)	$(124,834)
Weighted-average common shares outstanding	5,391,410,525	4,706,380,724
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-
Total adjusted weighted-average shares	5,391,410,525	4,706,380,724
Diluted net loss per share	$(0.00)	$(0.00)

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5 - New Authoritative Accounting Guidance

The Financial Accounting Standards Board “FASB” issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which superseded nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The impact of the adoption of ASU 2014-09 on the Company's condensed consolidated financial statements is as follows:

The Company's revenue is primarily generated from the sale of finished products to customers (primarily through the retail, e-commerce or wholesale channels). The Company's performance obligations underlying such sales, and the timing of revenue recognition related thereto, remain substantially unchanged following the adoption of this ASU.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company determined that this standard will have a material effect on the Company’s financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for the Company’s real estate operating leases. On adoption, the Company recognized additional operating lease liabilities of $75,340 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the three months ended March31, 2019, there were no conversions. The outstanding balances at March 31, 2019 and December 31, 2018 were $19,393 and $19,393, respectively with accrued interest of $1,878 and $1,457 at March 31, 2019 and December 31, 2018, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the three months ended March 31, 2019, there were no conversions. The outstanding balances at March 31, 2019 and December 31, 2018 were $329,175 and $329,175 respectively, with accrued interest of $116,619 and $104,823 at March 31, 2019 and December 31, 2018, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Convertible Debt (continued)

Vis Vires Group, Inc.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. (“Vis Vires”). The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the three months ended March 31, 2019, there were no conversions. The Company is currently in default, and interest accrues at the default interest rate of 22%. The outstanding balance at March 31, 2019 and December 31, 2018 was $38,000 with accrued interest of $12,475 and $12,051 at March 31, 2019 and December 31, 2018, respectively. The Company is currently negotiating an extension to this note.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the three months ended March 31, 2019, there were no conversions. The Company is currently in default, and interest accrues at the default interest rate of 22%. The outstanding balance at March 31, 2019 and December 31, 2018 was $33,000 with accrued interest of $10,304 and $9,644 at March 31, 2019 and December 31, 2018, respectively. The Company is currently negotiating an extension to this note.

As of March 31, 2019 and December 31, 2018, total convertible debt was $419,568 and $419,568, respectively.

Note 7 - Advances from Principal Executive Officer and Accrued Interest

The Company also receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At March 31, 2019 and December 31, 2017 $459,441 and $455,541, respectively, was due to such officer, including accrued interest. Interest expense is accrued at an average annual market rate of interest which was 5.25% and 5.25% at March 31, 2019 and December 31, 2018, respectively. Interest expense due to such officer was $15,491 for the three months ended March 31, 2019 as compared to $10,118 for the three months ended March 31, 2018, respectively. Accrued interest was $165,484 and $149,993 at March 31, 2019 and December 31, 2018, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payment of $179,429 of this amount due until January 31, 2020 as a result of the financial situation of the Company. As such, the $179,429 was classified as a long-term liability and $280,012 was classified as a current liability at March 31, 2019.

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

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Advances from Principal Executive Officer and Accrued Interest (continued)

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock. However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $820,571 and $795,571 for the periods ended March 3, 2019 and December 31, 2018, respectively.

On September 30, 2018, the Principal Executive Officer signed an agreement with the Company extending payment of $820,571 until January 31, 2020 as a result of the financial situation of the Company. As such, the $820,571 was classified as a long-term liability.

Effective January 1, 2019, the Principal Executive Officer agreed to reduce his salary to $100,000 as a result of the financial situation of the Company.

Note 8 - Loan Payable

The Company receives periodic advances from an investor based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the lender as the Company is negotiating the terms of the agreement. No repayment terms have yet been established. As a result, the amount is classified as a current liability. The balances due to this investor were $136,260 at March 31, 2019 and $125,000 at December 31, 2018.

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

Note 10 - Operating Lease Liability

The Company leases retail space at two different locations. One lease has monthly payments from $1,350 to $1,665 which expire in May 2024. The second lease has a contingent rental based on 10% of sales. Contingent rentals are not included in operating lease liabilities. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 10% at March 31, 2019.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Operating Lease Liability (continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of March 31, 2019:

2019 remainder	$12,670
2020	17,460
2021	18,180
2022	18,900
2023 and thereafter	26,360
Total minimum lease payments	93,570
Less amounts representing interest	(19,837)
Present value of net minimum lease payments	73,733
Less current portion	(10,678)
Long-term capital lease obligation	$63,055

Disclosures related to periods prior to adoption of ASU 2016-02

The Company adopted ASU 2016-842 using the retrospective method at January 1, 2019 as noted in Note 5”New Authoritative Accounting Guidance”. As required, the following disclosure is provided for periods prior to adoption. Minimum operating lease commitments as of December 31, 2018 that have initial or remaining lease terms in excess of one year as follows:

Years Ended December 31, 2018
2019	5,400(1)

(1)The above amount does not include contingent rentals which may be paid under lease agreement with Ocean Resort Casino. This rental is based upon 10% of gross sales at this location.

(2)Lease renewal for the first retail space did not get executed until April 2019, and, as such, rental obligations are not included in the above amounts as of December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on xxxxxx, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products.

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

Results of Operations

Overview

	Three Months Ended
	March 31, 2019	March 31, 2018	Increase (Decrease)	Percent Increase (Decrease)
Sales, net	$ 137,109	$ 65,669	$ 71,440	108.8%

Gross profit	$ 98,163	$ 12,758	$ 85,405	669.4%

Gross profit as a % of sales	71.6%	19.4%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Overview (continued)

This was a good first quarter for the Company as retail sales grow with the addition of our new store at the Ocean Resort in Atlantic City, NJ. The Company continues to position itself for the future to take advantage of the Bergio brand and establish a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable as we spend our limited resources in building our high-end retail operations.

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

Sales

Net sales for the three months ended March 31, 2019 increased $71,440 (108.8%) to $137,109 as compared to $65,669 for the three months ended March 31, 2018.  This increase is primarily to the growth in our retail operations related to the opening of our new store at the Ocean Resort in Atlantic City, NJ.

Gross Profit

Gross profit for the three months ended March 31, 2019 increased $85,405 (669.4%) to $98,163 as compared to $12,758 for the three months ended March 31, 2018. This increase primarily is a result of the high sales attributed to the increase in our retail operations as well as the higher margins.

Selling, General & Administrative Expenses

Total selling, general and administrative expenses increased $50,090 (45.5%) to $160,220 for the three months ended March 31, 2019 as compared to $110,130 for the three months ended March 31, 2018. This increase in mainly attributed to selling and administrative expenses associated with the opening of the new store at Ocean Resort in Atlantic City, NJ as well as an increase in professional fees.

Loss from Operations

As a result of the above, we had a loss from operations of $62,057 for the three months ended March 31, 2019 as compared to a loss from operations of $97,372 for the three months ended March 31, 2018.

Other Expense

For the three ended March 31, 2019, the Company had Other Expense of $28,791 as compared to Other Expense of $27,462 for the three months ended March 31, 2018 as a result of an increase in interest expense.

Net Loss

As a result of the above, we had a net loss of $90,848 for the three months ended March 31, 2019 as compared to a net loss of $124,834 for the three months ended March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2018, compared to December 31, 2017:

	March 31, 2019	December 31, 2018	Increase/ (Decrease)

Current Assets	$1,247,184	$1,255,335	$(8,151)

Current Liabilities	$1,144,573	$1,074,707	$69,866

Working Capital	$102,611	$180,628	$(78,017)

Working capital was $102,611 at March 31, 2019 as compared to $180,628 at December 31, 2018. This decrease in working capital is primarily attributed to an increase in accounts payable and accrued liabilities and Advances from Principal Executive Officer and accrued interest.

During the three months ended March 31, 2019, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the three months ended March 31, 2019, the Company used $8,060 in cash for operations as compared to using $16,661 in cash for operations for the three months ended March 31, 2018. This decrease in cash used in operations is primarily attributed to lower operating loss offset mostly by the lower change in accounts receivable.

Cash provided by investing activities: For the three months ended March 31, 2019, the Company used $3,100 in cash for investing activities as compared to using no cash in investing activities for the three months ended March 31, 2018 as a result of the small purchase of capital assets.

Cash used in financing activities: Net cash provided by financing activities for the three months ended March 31, 2019 was $11,160 as compared to using $5,060 for the three months ended March 31, 2018. This increase is primarily the result of an increase in loans payable and advances from the Principal Executive Officer.

Our indebtedness is comprised of loans payable, convertible debt, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of March 31, 2019, the Company had outstanding convertible debt in the amount of $419,568.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Satisfaction of Our Cash Obligations for the Next 12 Months (continued)

The Company has suffered recurring losses, and has an accumulated deficit of $8,679,360 as of March 31, 2019. As of March 31 2019, the Company had $402,768 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At March 31, 2019, the Company also had a stockholders’ deficit of $694,435. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on August 21, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2019.

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

BERGIO INTERNATIONAL, INC.

Date: August 30, 2019	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)