Form 10-Q
period 2019-06-30
Bergio International, Inc.
filed 2019-09-12
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

As of September 6, 2019 there were 5,391,410,729 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS:
Current assets:
Cash	$14,150	$-
Accounts receivable, net of allowance for doubtful accounts of $-0- at June 30, 2019 and $-0- at December 31, 2018	15,920	39,354
Inventories	1,226,595	1,215,981
Total current assets	1,256,665	1,255,335

Property and equipment, net	140,856	173,057
Operating lease right-of-use assets	71,192	-
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,474,541	$1,434,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable and accrued liabilities	$359,680	$279,027
Loan payable	177,260	125,000
Convertible debt	419,568	419,568
Advances from Principal Executive Officer and accrued interest	289,521	251,112
Operating lease liabilities - current	11,068	-
Total current liabilities	1,257,097	1,074,707

Long-term Liabilities:
Deferred compensation - CEO- long-term portion	845,571	795,571
Advances from Principal Executive Officer and accrued interest	154,429	204,429
Operating lease liabilities - long-term	60,124	-
Total long-term liabilities	1,060,124	1,000,000

Total Liabilities	2,317,221	2,074,707

Commitments and contingencies	-	-

Stockholders' deficit
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 5,391,410,729 and 5,391,410,729 issued and outstanding, respectively	53,912	53,912
Additional paid-in capital	7,931,013	7,931,013
Accumulated deficit	(8,827,605)	(8,625,412)
Total stockholders' deficit	(842,680)	(640,487)

Total liabilities and stockholders' deficit	$1,474,541	$1,434,220

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Sales, Net	$83,963	$144,202	$221,072	$209,871

Cost of Sales	41,762	129,168	80,708	182,079

Gross Profit	42,201	15,034	140,364	27,792

Selling, General and Administrative Expenses:
Selling, general and administrative expenses	122,883	115,810	283,103	225,940
Total Selling, General and Administrative Expenses	122,883	115,810	283,103	225,940

(Loss) Income from Operations	(80,682)	(100,776)	(142,739)	(198,148)

Other Income (expense):
Interest expense	(30,663)	(35,576)	(59,454)	(63,038)
Total Other Expense	(30,663)	(35,576)	(59,454)	(63,038)

Loss before income taxes	(111,345)	(136,352)	(202,193)	(261,186)

Provision for Income Taxes	-	-	-	-

Net loss	$(111,345)	$(136,532)	$(202,193)	$(261,186)

Net Loss per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares:
Basic and Diluted	5,391,410,729	4,884,403,924	5,391,410,729	4,795,884,101

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at April 1, 2019	5,391,410,729	$53,912	$7,931,013	$(8,716,260)	$(640,487)

Net loss	-	-	-	(111,345)	(111,345)

Balance at June 30 ,2019	5,391,410,729	$53,912	$7,931,013	$(8,827,605)	$(842,680)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at April 1, 2018	4,852,047,391	$48,518	$7,895,124	$(8,332,932)	$(389,290)

Issuance of stock for debt conversion	55,555,556	556	4,444	-	5,000

Net loss	-	-	-	(136,352)	(136,352)

Balance at June 30 ,2018	4,907,602,947	$49,074	$7,899,568	$(8,469,284)	$(520,642)

	Preferred Stock
	Shares	Amount
Balance at April 1, 2019	51	$ -

	-	-

Balance at June 30, 2019	51	$ -

	Preferred Stock
	Shares	Amount
Balance at April 1, 2018	51	$ -

	-	-

Balance at June 30, 2018	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2019	5,391,410,729	$53,912	$7,931,013	$(8,625,412)	$(640,487)

Net loss	-	-	-	(202,193)	(202,193)

Balance at June 30 ,2019	5,391,410,729	$53,912	$7,931,013	$(8,827,605)	$(842,680)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2018	4,622,047,391	$46,218	$7,881,784	$(8,208,098)	$(280,096)

Issuance of stock for debt conversion	285,555,556	2,856	17,784	-	20,640

Net loss	-	-	-	(261,186)	(261,186)

Balance at June 30 ,2018	4,907,602,947	$49,074	$7,899,568	$(8,469,284)	$(520,642)

	Preferred Stock
	Shares	Amount
Balance at January 1, 2019	51	$ -

	-	-

Balance at June 30, 2019	51	$ -

	Preferred Stock
	Shares	Amount
Balance at January 1, 2018	51	$ -

	-	-

Balance at June 30, 2018	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June,
	2019	2018
Operating activities:
Net loss	$(202,193)	$(261,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,301	50,637
Gain on extinguishment of debt	-	-
Change in fair value of derivative liabilities	-	-
Provision for bad debts	-	-

Changes in operating assets and liabilities:
Decrease in accounts receivable	23,434	21,532
(Increase) decrease in inventory	(10,614)	30,537
Increase in deferred compensation	50,000	83,500
Increase in accounts payable and accrued liabilities	80,653	22,265
Net cash used in operating activities	(23,419)	(52,715)

Investing activities:
Capital expenditures	(3,100)	-
Net used in investing activities	(3,100)	-

Financing activities:
Proceeds from loans	52,260	25,000
Advances of bank lines of credit, net	-	(14,700)
Advances from stockholder, net	(11,591)	22,184
Net used in financing activities	40,669	32,484

Net change in cash	14,150	(20,231)

Cash - beginning of periods	-0-	21,721

Cash - end of periods	$14,150	$1,490

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for convertible debt, accrued interest and accounts payable	$-	$20,640

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc. On October 21, 2009, as a result of a Share Exchange Agreement, the corporation’s name was changed to Bergio International, Inc. The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered in Fairfield, New Jersey. The Company’s intent is to take advantage of the Bergio brand and establish a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018, and statements of cash flows for the six months ended June 30, 2019 and 2018. These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The December 31, 2018 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on August 21, 2019 (the “Annual Report”).

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and has an accumulated deficit of $8,827,605 as of June 30, 2019. As of June 30 2019, the Company had $419,568 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At June 30, 2019, the Company also had a stockholders’ deficit of $842,680. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

During the six months ended June 30, 2019, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2019 through the issuance of the accompanying financial statements.

Note 4 - Net Loss per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. Basic net loss per share equaled the diluted loss per share for the three and six months ended June 30, 2019 and 2018, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 7 below. For the three and six months ended June 30, 2019, 6,162,876,190 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. For the three and six months ended June 30, 2018, 6,162,876,190 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

The following table sets forth the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic net income (loss) per share computation:
Net income (loss)	$(111,345)	$(136,352)	$(202,193)	$(261,186)
Weighted-average common shares outstanding	5,391,410,729	4,884,403,924	5,391,410,729	4,795,884,101
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share computation:
Net income (loss)	$(111,345)	$(136,352)	$(202,193)	$(131,589)
Weighted-average common shares outstanding	5,391,410,729	4,884,403,924	5,391,410,729	4,795,884,101
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-	-	-
Total adjusted weighted-average shares	5,391,410,729	4,884,403,924	5,391,410,729	4,795,884,101
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the six months ended June 30, 2019, there were no conversions. The outstanding balances at June 30, 2019 and December 31, 2018 were $19,393 and $19,393, respectively with accrued interest of $2,313 and $1,457 at June 30, 2019 and December 31, 2018, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the six months ended June 30, 2019, there were no conversions. The outstanding balances at June 30, 2019 and December 31, 2018 were $329,175 and $329,175 respectively, with accrued interest of $122,633 and $104,823 at June 30, 2019 and December 31, 2018, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Convertible Debt (continued)

111 Recovery Corp. and Vis Vires Group, Inc.

On May 31, 2019, the Vis Vires Group, Inc. (“Vis Vires”) entered into an assignment agreement with 111 Recovery Corp. wherein Vis Vires assigned all of its rights, title and interests in, to and under the convertible notes (discussed below) to 111 Recovery Corp. from the inception of the notes, together with unpaid accrued interest on the convertible notes. The Company acknowledged and approved this assignment.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the six months ended June 30, 2019, there were no conversions. The Company is currently in default, and interest accrues at the default interest rate of 22%. The outstanding balance at June 30, 2019 and December 31, 2018 was $38,000 with accrued interest of $16,196 and $12,051 at June 30, 2019 and December 31, 2018, respectively. The Company is currently negotiating an extension to this note.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the six months ended June 30, 2019, there were no conversions. The Company is currently in default, and interest accrues at the default interest rate of 22%. The outstanding balance at June 30, 2019 and December 31, 2018 was $33,000 with accrued interest of $24,693 and $28,293 at June 30, 2019 and December 31, 2018, respectively. The Company is currently negotiating an extension to this note.

As of June 30, 2019 and December 31, 2018, total convertible debt was $419,568 and $419,568, respectively.

Note 7 - Advances from Principal Executive Officer and Accrued Interest

The Company also receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At June 30, 2019 and December 31, 2018 $443,950 and $455,541, respectively, was due to such officer, including accrued interest.  Interest expense is accrued at an average annual market rate of interest which was 5.25% and 5.25% at June 30, 2019 and December 31, 2018, respectively. Interest expense due to such officer was $14,053 and $29,453 for the three and six months ended June 30, 2019 as compared to $10,986 and $23,000 for the three and six months ended June 30, 2018, respectively. Accrued interest was $179,536 and $149,993 at June 30, 2019 and December 31, 2018, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

On March 31, 2019, the Principal Executive Office signed an agreement with the Company extending payments of $1,000,000 of all amounts due, including deferred compensation (discussed below). As such, $154,428 of the total amount due, including accrued interest is not due until January 31, 2021 as a result of the financial situation of the Company. As such, the $154,428 was classified as a long-term liability and $289,521 was classified as a current liability at June 30, 2019.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Advances from Principal Executive Officer and Accrued Interest (continued)

Effective February 28, 2010, the Company entered into an employment agreement with its CEO. The agreement, which is for a five year term, provides for an initial base salary of $175,000 per year with a 3% annual increase thereafter (the “Base Salary”). The CEO is also entitled to certain bonuses based on net profits before taxes and other customary benefits, as defined in the agreement. In addition, since it is understood that the Company is employing the CEO during a time of economic decline throughout the U.S. and at times and from time to time, the Company may not be in a position to pay the full amount of Base Salary owed the CEO it is understood and agreed to by the Board, that as long as the Company is unable to pay the CEO the full amount of his Base Salary that the Board shall issue to him, from time to time, an amount of shares that will allow him to remain in possession of fifty-one percent (51%) of the Company’s then outstanding shares of common stock.  Such issuances shall be made to the CEO at any time when his total share holdings are reduced to an amount less than fifty-one percent (51%) as a result of issuance of shares of common stock made on behalf of the Company

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $845,571 and $795,571 for the periods ended June 30, 2019 and December 31, 2018, respectively.

On March 31, 2019, the Principal Executive Office signed an agreement with the Company extending payments of $1,000,000 of all amounts due, including deferred compensation (see above). All of the $845,571 is not due until January 31, 2021 as a result of the financial situation of the Company. As such, the $845,571was classified as a long-term liability at June 30, 2019.

Effective January 1, 2019, the Principal Executive Officer agreed to reduce his salary to $100,000 as a result of the financial situation of the Company.

Note 8 - Loan Payable

The Company receives periodic advances from investor based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the lender as the Company is negotiating the terms of the agreement. No repayment terms have yet been established. As a result, these amounts are classified as a current liability. The balances due to these investors were $177,260 at June 30, 2019 and $125,000 at December 31, 2018.

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

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Operating Lease Liability

The Company leases retail space at two different locations. One lease has monthly payments from $1,350 to $1,665 which expire in May 2024. The second lease has a contingent rental based on 10% of sales. Contingent rentals are not included in operating lease liabilities. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 10% at June 30, 2019.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of June 30, 2019:

2019 remainder	$8,490
2020	17,460
2021	18,180
2022	18,900
2023 and thereafter	26,360
Total minimum lease payments	89,390
Less amounts representing interest	(18,198)
Present value of net minimum lease payments	71,192
Less current portion	(11,068)
Long-term capital lease obligation	$60,124

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on August 21, 2019, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

Overview

Sales were up slightly for the first six months of the current year, although second quarter sales were lower than expected as a result of the economic uncertainty. However, gross profit is higher as a result in the Company’s strategy to concentrate its efforts in its retail operations. The Company continues to position itself for the future to take advantage of the Bergio brand and establish a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable as we spend our limited resources in building our high-end retail operations.

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

	Three Months Ended June 30,		Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Sales, net	$ 83,963	$ 144,202	$ (60,239)	41.8%

Gross profit	$ 42,201	$ 15,034	$ 27,167	180.7%

Gross profit as a % of sales	50.3%	10.4%

	Six Months Ended June 30,		Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Sales, net	$ 221,072	$ 209,871	$ 11,021	5.3%

Gross profit	$ 140,364	$ 27,792	$ 112,572	405.1%

Gross profit as a % of sales	63.5%	13.2%

Sales

Net sales for the three months ended June 30, 2019 decreased $60,239 (41.8%) to $83,963 as compared to $144,202 for the three months ended June 30, 2018.  Retail sales increased, but this was more than offset by the decline in wholesale operations as a result of management’s concentration to its retail operations. The Company now has two retail stores and hopes to open more in the future.

Net sales for the six months ended June 30, 2019 increased $11,021 (5.3%) to $221,072 as compared to $209,871 for the six months ended June 30, 2018.  The increase in retail sales more than offset the decline in wholesale sales. The retail market is subject to various fluctuations, but we believe that this strategic shift to retail will yield positive results in the future. The Company now has two retail stores and hopes to open more in the future.

Gross Profit

Gross profit increased $27,167 (180.7%) and $11,021 (5.3%), to $42,201 and $140,364 for the three and six months ended June 30, 2019, respectively, as compared to $15,034 and $27,792 for the three and six months ended June 30, 2019. This increase primarily is a result of the increase in our retails operations which has significantly higher gross profit than wholesale.

Selling, General & Administrative Expenses

Total selling, general and administrative expenses increased $7,073 (6.1%) and $57,163 (25.3%) to $122,883 and $283,103 for the three and six months ended June 30, 2019 as compared to $115,810 and $225,940 for the three and six months ended June 30, 2018. This increase in mainly attributed to selling and administrative expenses associated with the opening of the new store at Ocean Resort in Atlantic City, NJ, including rent and wages as well as an increase in professional fees. This increase was partially offset by lower executive salaries and marketing expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Loss from Operations

As a result of the above, we had a losses from operations of $80,682 and $142,739 for the three and six months ended June 30, 2019 as compared to a losses from operations of $100,776 and $198,148 for the three and six months ended June 30, 2018.

Other Expense

Interest expense decreased $4,913 and $3,584 to $30,663 and $59,454 for the three and six ended June 30, 2019 as compared to interest expense of $35,576 and $63,038 for the three and six months ended June 30, 2018.

Net Loss

As a result of the above, we had net losses of $111,345 and $202,193 for the three and six months ended June 30, 2019 as compared to net losses of $136,532 and $261,186 for the three and six months ended June 30, 2018.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2019, compared to December 31, 2018:

	June 30, 2019	December 31, 2018	Increase/ (Decrease)

Current Assets	$1,256,665	$1,255,335	$1,330

Current Liabilities	$1,257,097	$1,074,707	$(182,390)

Working Capital	$(432)	$180,628	$(181,060)

At June 30, 2019 the Company had negative working capital of $432 as compared to working capital of $180,628 at December 31, 2018. This decrease in working capital is primarily attributed to an increase in accounts payable and accrued liabilities, loans payable and Advances from Principal Executive Officer and accrued interest.

During the six months ended June30, 2019, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the six months ended June 30, 2019, the Company used $23,419 in cash for operations as compared to using $52,715 in cash for operations for the six months ended June 30, 2018. This decrease in cash used in operations is primarily attributed to lower operating loss and increase in accounts payable and accrued liabilities offset partially by an increase in inventory.

Cash provided by investing activities: For the six months ended June 30, 2019, the Company used $3,100 in cash for investing activities as compared to using no cash in investing activities for the six months ended June 30, 2018 as a result of the small purchase of capital assets.

Cash provided by financing activities: Net cash provided by financing activities for the six months ended June 30, 2019 was $40,669 as compared to $32,484 for the six months ended June 30, 2018. This increase is primarily the result of an increase in loans payable and lower payments on bank lines of credit offset mostly by an increase in payments to the Principal Executive Officer.

Our indebtedness is comprised of loans payable, convertible debt, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of June 30, 2019, the Company had outstanding convertible debt in the amount of $419,568.

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

The Company has suffered recurring losses, and has an accumulated deficit of $8,827,605 as of June 30, 2019. As of June 30 2019, the Company had $419,568 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At June 30, 2019, the Company also had a stockholders’ deficit of $842,680. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2018 consolidated financial statements included in our Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2019.

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

BERGIO INTERNATIONAL, INC.

Date: September 12, 2019	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)