Form 10-K/A
period 2018-12-31
Bergio International, Inc.
filed 2019-10-11
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

Documents Incorporated By Reference:  None.

EXPLANATORY NOTE

Bergio International, Inc. (referred to as “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2019 (the “Original Form 10-K”). This Amendment No. 1 amends the Original Form 10-K to provide audit opinions covering all periods of audited financial statements required to be presented in this form, and to provide the consent of our auditors related to the use of their report by reference into a previously filed registration statement.

Except as described above, no other changes have been made to the Original Form 10-K and continue to speak as of their respective dates. Other forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-K, and such forward-looking statements should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the Original Form 10-K, including Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, the Company is including with this Amendment No. 1 currently dated certifications, required by Rule 13a-14(a) under the Exchange Act, by its chief executive officer and principal financial officer.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bergio International, Inc. ("the Company") as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management. as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

We have served as the Company's accountants since 2017.

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

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit No.	Description

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: October 11, 2019	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	Chief Executive Officer and Chairman	October 11, 2019
Berge Abajian