Form 10-Q
period 2019-09-30
Bergio International, Inc.
filed 2019-11-14
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 14, 2019 there were 17,539,141 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS:
Current assets:
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $-0- at September 30, 2019 and $-0- at December 31, 2018	17,294	39,354
Inventories	1,210,697	1,215,981
Total current assets	1,227,991	1,255,335

Property and equipment, net	131,419	173,057
Operating lease right-of-use assets	68,547	-
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,433,785	$1,434,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable and accrued liabilities	$391,972	$279,027
Loan payable	170,000	125,000
Convertible debt	419,568	419,568
Deferred compensation - CEO - current	278,213
Advances from Principal Executive Officer and accrued interest	-	251,112
Operating lease liabilities - current	11,469	-
Total current liabilities	1,271,222	1,074,707

Long-term Liabilities:
Deferred compensation - CEO- long-term portion	567,358	795,571
Advances from Principal Executive Officer and accrued interest	433,142	204,429
Operating lease liabilities - long-term	57,078	-
Total long-term liabilities	1,057,578	1,000,000

Total Liabilities	2,328,800	2,074,707

Commitments and contingencies	-	-

Stockholders' deficit
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares authorized, 539,141 and 539,141 issued and outstanding, respectively	5	5
Additional paid-in capital	7,984,920	7,984,920
Accumulated deficit	(8,879,940)	(8,625,412)
Total stockholders' deficit	(895,015)	(640,487)

Total liabilities and stockholders' deficit	$1,433,785	$1,434,220

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Sales, Net	$137,032	$62,313	$358,104	$272,184

Cost of Sales	49,970	73,174	130,678	255,253

Gross Profit	87,062	(10,861)	227,426	16,931

Selling, General and Administrative Expenses:
Selling, general and administrative expenses	106,479	123,102	389,582	349,042

Loss from Operations	(19,417)	(133,963)	(162,156)	(332,111)

Other Income (expense):
Interest expense	(32,918)	(18,318)	(92,372)	(81,356)
Total Other Expense	(32,918)	(18,318)	(92,372)	(81,356)

Loss before income taxes	(52,335)	(152,281)	(254,528)	(413,467)

Provision for Income Taxes	-	-	-	-

Net loss	$(52,335)	$(152,281)	$(254,528)	$(413,467)

Net Loss per Common Share:
Basic	$(0.10)	$(0.31)	$(0.47)	$(0.86)
Fully Diluted	$(0.10)	$(0.31)	$(0.47)	$(0.86)

Weighted Average Shares:
Basic	539,141	488,440	539,141	479,588
Fully Diluted	539,141	488,440	539,141	478,588

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at July 1, 2019	539,141	$5	$7,984,920	$(8,827,605)	$(842,680)

Net loss	-	-	-	(52,335)	(52,335)

Balance at September 30, 2019	539,141	$5	$7,984,920	$(8,879,940)	$(895,015)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at July 1, 2018	490,760	$5	$7,948,637	$(8,469,284)	$(520,642)

Net loss	-	-	-	(152,281)	(152,281)

Balance at September 30 ,2018	490,760	$5	$7,948,637	$(8,621,565)	$(672,923)

	Preferred Stock
	Shares	Amount
Balance at July 1, 2019	51	$ -

	-	-

Balance at September 30, 2019	51	$ -

	Preferred Stock
	Shares	Amount
Balance at July 1, 2018	51	$ -

	-	-

Balance at September 30, 2018	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2019	539,141	$5	$7,984,920	$(8,625,412)	$(640,487)

Net loss	-	-	-	(254,528)	(254,528)

Balance at September 30, 2019	539,141	$5	$7,984,720	$(8,879,940)	$(895,015)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2018	462,205	$5	$7,927,997	$(8,208,098)	$(280,096)

Issuance of stock for debt conversion	28,555	-	20,640	-	20,640

Net loss	-	-	-	(413,467)	(413,467)

Balance at September 30, 2018	490,760	$5	$7,948,637	$(8,621,565)	$(672,923)

	Preferred Stock
	Shares	Amount
Balance at January 1, 2019	51	$ -

	-	-

Balance at September 30, 2019	51	$ -

	Preferred Stock
	Shares	Amount
Balance at January 1, 2018	51	$ -

	-	-

Balance at September 30, 2018	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September,
	2019	2018
Operating activities:
Net loss	$(254,528)	$(413,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,738	76,181

Changes in operating assets and liabilities:
Decrease in accounts receivable	22,060	22,912
(Increase) decrease in inventory	5,284	70,659
Increase in deferred compensation	50,000	127,250
Increase in accounts payable and accrued liabilities	112,945	(3,221)
Net cash used in operating activities	(19,501)	(119,686)

Investing activities:
Capital expenditures	(3,100)	-
Net cash used in investing activities	(3,100)	-

Financing activities:
Proceeds from loan	45,000	100,000
Advances of bank lines of credit, net	-	(14,700)
Advances from stockholder, net	(22,399)	12,665
Net cash provided by financing activities	22,601	97,965

Net change in cash	-0-	(21,721)

Cash - beginning of periods	-0-	21,721

Cash - end of periods	$-0-	$-0-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for convertible debt, accrued interest and accounts payable	$-	$20,640

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

In September 2019, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock split.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018, and statements of cash flows for the nine months ended September 30, 2019 and 2018. These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2018 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on August 21, 2019 (the “Annual Report”).

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and has an accumulated deficit of $8,879,940 as of September 30, 2019. As of September 30 2019, the Company had $419,568 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At September 30, 2019, the Company also had a stockholders’ deficit of $895,015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

During the nine months ended September 30, 2019, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2019 through the issuance of the accompanying financial statements.

Note 4 - Net Loss per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Basic net loss per share equaled the diluted loss per share for the three and nine months ended September 30, 2019 and 2018, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 7 below. For the three and nine months ended September 30, 2019, 616,288 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2018, 616,288 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. In September 2019, Bergio International, Inc. filed a Certificate od Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock split.

The following table sets forth the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic net loss per share computation:
Net loss	$(52,335)	$(152,281)	$(254,528)	$(413,467)
Weighted-average common shares outstanding	539,141	488,440	539,141	479,588
Basic net loss per share	$(0.10)	$(0.31)	$(0.47)	$(0.86)

Diluted net loss per share computation:
Net loss	$(52,335)	$(152,281)	$(254,528)	$(413,467)
Weighted-average common shares outstanding	539,141	448,440	539,141	478,588
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-	-	-
Total adjusted weighted-average shares	539,141	488,440	539,141	478,588
Diluted net loss per share	$(0.10)	$(0.31)	$(0.47)	$(0.86)

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

Beginning nine months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the nine months ended September 30, 2019, there were no conversions. The outstanding balances at September 30, 2019 and December 31, 2018 were $19,393 and $19,393, respectively with accrued interest of $2,761 and $1,457 at September 30, 2019 and December 31, 2018, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the nine months ended September 30, 2019, there were no conversions. The outstanding balances at September 30, 2019 and December 31, 2018 were $329,175 and $329,175 respectively, with accrued interest of $131,964 and $104,823 at September 30, 2019 and December 31, 2018, respectively.

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

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the nine months ended September 30, 2019, there were no conversions. The Company is currently in default, and interest accrues at the default interest rate of 22%. The outstanding balance at September 30, 2019 and December 31, 2018 was $38,000 with accrued interest of $18,304 and $12,051 at September 30, 2019 and December 31, 2018, respectively. The Company is currently negotiating an extension to this note.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the nine months ended September 30, 2019, there were no conversions. The Company is currently in default, and interest accrues at the default interest rate of 22%. The outstanding balance at September 30, 2019 and December 31, 2018 was $33,000 with accrued interest of $30,123 and $24,963 at September 30, 2019 and December 31, 2018, respectively. The Company is currently negotiating an extension to this note.

As of September 30, 2019 and December 31, 2018, total convertible debt was $419,568 and $419,568, respectively.

Note 7 - Advances from Principal Executive Officer and Accrued Interest

The Company also receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At September 30, 2019 and December 31, 2018 $433,142 and $455,541, respectively, was due to such officer, including accrued interest. On March 31, 2019, the Principal Executive Office signed an agreement with the Company extending payments of $1,000,000 of all amounts due, including deferred compensation (discussed below). As such, $1,000,000 of the total amount due is not due until January 31, 2021 as a result of the financial situation of the Company. As such, the $433,142 was classified as a long-term liability at September 30, 2019 and $204,429 was classified as a long-term liability at December 31, 2018.

Interest expense is accrued at an average annual market rate of interest which was 5.50% and 5.25% at September 30, 2019 and December 31, 2018, respectively. Interest expense due to such officer was $14,219 and $43,762 for the three and nine months ended September 30, 2019 as compared to $11,788 and $33,788 for the three and nine months ended September 30, 2018, respectively. Accrued interest was $179,536 and $149,993 at September 30, 2019 and December 31, 2018, respectively. No terms for repayment have been established. As a result, the amount is classified as a current liability.

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

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $845,571 and $795,571 for the periods ended September 30, 2019 and December 31, 2018, respectively.

On March 31, 2019, the Principal Executive Office signed an agreement with the Company extending payments of $1,000,000 of all amounts due, including deferred compensation (see above). As a result, $567,358 is not due until January 31, 2021 as a result of the financial situation of the Company. As such, the $567,358 was classified as a long-term liability at September 30, 2019, and the remaining deferred compensation amount of $278,213 was classified as a current liability at September 30, 2019.

Effective January 1, 2019, the Principal Executive Officer agreed to reduce his salary to $100,000 as a result of the financial situation of the Company. Effective July 1, 2019, the Principal Executive Officer agreed to stop deferral of his salary at least through December 31, 2019 as a result of the financial situation of the Company.

Note 8 - Loan Payable

The Company receives periodic advances from investor based upon the Company’s cash flow needs. There is no written loan agreement between the Company and the lender as the Company is negotiating the terms of the agreement. No repayment terms have yet been established. As a result, these amount are classified as a current liability. The balances due to these investors were $170,000 at September 30, 2019 and $125,000 at December 31, 2018.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 10 - Operating Lease Liability

The Company leases retail space at two different locations. One lease has monthly payments from $1,350 to $1,665 which expire in May 2024. The second lease has a contingent rental based on 10% of sales. Contingent rentals are not included in operating lease liabilities. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 10% at September 30, 2019.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of September 30, 2019:

2019 remainder	$4,245
2020	17,460
2021	18,180
2022	18,900
2023 and thereafter	26,360
Total minimum lease payments	85,145
Less amounts representing interest	(16,598)
Present value of net minimum lease payments	68,547
Less current portion	(11,469)
Long-term capital lease obligation	$57,078

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

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Reverse Stock Split

In September 2019, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock split.

Note 12 - Subsequent Event

In October 2019, the Principal Executive Officer converted $500,000 of deferred compensation into 17,000,000 shares of the Company’s common stock.

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

Results of Operations

Overview

Sales increased 31% for the first nine months of the current year as compared to the same period last year, and gross profit as a percentage of sales remains high as a result in the Company’s strategy to concentrate its efforts in its retail operations. The Company continues to position itself for the future to take advantage of the Bergio brand and establish a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable as we spend our limited resources in building our high-end retail operations. The Company has leveraged itself such that as sales increase a larger portion of dollars will flow to the bottom line.

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

	Three Months Ended September 30,		Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Sales, net	$ 137,032	$ 62,313	$ 74,719	120. 0%

Gross profit	$ 87,062	$ (10,861)	$ 97,923	-%

Gross profit as a % of sales	63.5%	(17.4%)

	Nine Months Ended September 30,		Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Sales, net	$ 358,104	$ 272,184	$ 85,920	31.6%

Gross profit	$ 227,426	$ 16,931	$ 210,495	-%

Gross profit as a % of sales	63.5%	6.2%

Sales

Net sales for the three and nine months ended September 30, 2019 increased $74,719 (120.0%) and $85,920 (31.6%) to $137,032 and $358,104, respectively. as compared to $62,313 and $272,184 for the three and nine months ended September 30, 2018.  This increase is mostly attributed to the increase in the Company’s retail operations, especially sales associated with our Ocean Resort store in Atlantic City New Jersey. The Company now has two retail stores and hopes to open more in the future.

Gross Profit

Gross profit increased $97,923 and $210,495 to $87,062 and $227,426 for the three and nine months ended September 30, 2019, respectively, as compared to a negative gross profit of $10,861 and gross profit of $16,931 for the three and nine months ended September 30, 2019, respectively. This increase primarily is a result of the increase in our retails operations which has significantly higher gross profit than wholesale.

Selling, General & Administrative Expenses

Total selling, general and administrative expenses decreased $16,623 (13.5%) to $106,479 for the three months ended September 30, 2019 as compared to $123,102 for the three months ended September 30, 2018. This decrease in mainly attributed to lower officer’s salaries, maintenance, depreciation and travel expenses were mostly offset  with  expenses associated with the opening of the new store at Ocean Resort in Atlantic City, NJ, including rent and wages as well as an increase in professional fees.

Total selling, general and administrative expenses increased $40,540 (11.6%) to $389,582 for the nine months ended September 30, 2019 as compared to $349,042 for the nine months ended September 30, 2019.  This increase in mainly attributed to expenses associated with the opening of the new store at Ocean Resort in Atlantic City, NJ, including rent and wages as well as an increase in professional fees offset mostly by lower officer’s salaries, maintenance, depreciation and travel expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Loss from Operations

As a result of the above, we had a losses from operations of $19,417 and $162,156 for the three and nine months ended September 30, 2019 as compared to a losses from operations of $133,963 and $332,111 for the three and nine months ended September 30, 2018.

Other Expense

Interest expense increased $14,600 and $11,016 to $32,918 and $92,372 for the three and nine ended September 30, 2019 as compared to interest expense of $18,318 and $81,356 for the three and nine months ended September 30, 2018.

Net Loss

As a result of the above, we had net losses of $52,335 and $254,528 for the three and nine months ended September 30, 2019 as compared to net losses of $152,281 and $413,467 for the three and nine months ended September 30, 2018.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2019, compared to December 31, 2018:

	September 30, 2019	December 31, 2018	Increase/ (Decrease)
Current Assets	$1,227,991	$1,255,335	$(27,344)

Current Liabilities	$1,271,222	$1,074,707	$(196,515)

Working Capital	$(43,231)	$180,628	$(223,859)

At September 30, 2019 the Company had negative working capital of $43,231 as compared to working capital of $180,628 at December 31, 2018. This decrease in working capital is primarily attributed to an increase in accounts payable and accrued liabilities and loans payable.

During the nine months ended September30, 2019, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the nine months ended September 30, 2019, the Company used $19,051 in cash for operations as compared to using $57,701 in cash for operations for the nine months ended September 30, 2018. This decrease in cash used in operations is primarily attributed to lower operating loss and increase in accounts payable and accrued liabilities offset partially by an increase in inventory.

Cash provided by investing activities: For the nine months ended September 30, 2019, the Company used $3,100 in cash for investing activities as compared to using no cash in investing activities for the nine months ended September 30, 2018 as a result of the small purchase of capital assets.

Cash provided by financing activities: Net cash provided by financing activities for the nine months ended September 30, 2019 was $22,601 as compared to $97,965 for the nine months ended September 30, 2018. This decrease is primarily the result of a decrease in loans payable and an increase in payments to the Principal Executive Officer.

Our indebtedness is comprised of loans payable, convertible debt, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of September 30, 2019, the Company had outstanding convertible debt in the amount of $419,568.

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

The Company has suffered recurring losses, and has an accumulated deficit of $8,879,940 as of September 30, 2019. As of September 30 2019, the Company had $419,568 in convertible debentures which are currently due and the Company is currently negotiating terms with the holders of these debentures. At September 30, 2019, the Company also had a stockholders’ deficit of $895,015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2019.

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

BERGIO INTERNATIONAL, INC.

Date: November 14, 2019	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)