Form 10-K
period 2019-12-31
Bergio International, Inc.
filed 2020-05-15
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-150029

BERGIO INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-1338257
(State of incorporation)	(IRS Employer Identification Number)

12 Daniel Road E. Fairfield, NJ	07007
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (973) 227-3230

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting and non-voting common stock (par value $0.00001 per share) held by non-affiliates on June 30, 2019 (the last business day of our most recently completed second fiscal quarter) was $2,289,083using the closing price on June 30, 2019.

As of May 12, 2020 the registrant had 24,453,384 shares of common stock, par value $0.00001 per share, outstanding.

Documents Incorporated By Reference:  None.

BERGIO INTERNATIONAL, INC.

ii

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

iii

PART I

Item 1. Business

Company Overview

We were incorporated as “Alba Mineral Exploration, Inc.” on July 24, 2007, in the State of Delaware for the purpose of engaging in the exploration of mineral properties. On October 21, 2009, we entered into an exchange agreement (the “Exchange Agreement”) with Diamond Information Institute, Inc. (“Diamond Information Institute”), whereby we acquired all of the issued and outstanding common stock of Diamond Information Institute and changed the name of the company to Bergio International, Inc. On February 19, 2020, the Company changed its state of incorporation to the State of Wyoming.

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

5.Fashion Jewelry. The Silver Fashion Collection was introduced in 2019 ranging in price from $50 to $1,200.

6.Bergio Handbags. The Bergio Handbag Collection was introduced in 2019, manufactured in Italy with top quality Italian leather ranging in price from $450 to $875, which are very competitive entry prices.

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

Item 1. Business (continued)

Competition and Market Overview

The jewelry design and manufacture industry is extremely competitive and has low barriers to entry. We compete with other jewelry designers and manufacturers of upscale jewelry as well as retail jewelry stores. There are over 1,500 jewelry design and manufacture companies worldwide, several of which have greater experience, brand name recognition and financial resources than Bergio, but our vision to create a one Branded stores offering variety of products gives us an advantage over other designers

Our management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to remain competitive. Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy. Consumer discretionary spending generally declines during times of falling consumer confidence, which may affect the retail sale of our products. U.S. consumer confidence reflected these slowing conditions throughout the last few years.

We believe that a stronger economy, more spending by young professionals with an overall trend toward luxury products will lead to future growth. Therefore, we intend to make strong efforts to maintain our brand in the industry through our focus on the innovation and design of our products as well as being able to consolidate and increase cost efficiency when possible through acquisitions.

Marketing and Distribution

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags manufactured in Florence Italy also this year we introduced our silver Fashion Line which completed the Brand. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products.

It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals and opening on line shopping gives us an extreme reach into different markets and support our retail operations.

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

Customers

During the year ended December 31, 2019, the Company had four customers, each over 5% of sales, which accounted for 32% of total sales. No other single customer accounted for over 5% or more of our annual sales.  During the year ended December 31, 2018, the Company had one customer that accounted for 6% of total sales. No other no single customer accounted for over 5% or more of our annual sales.

As of December 31, 2019 accounts receivable, net amounted to only $85,711 and two customers represented 84% of this balance. As of December 31, 2018 accounts receivable, net amounted to only $39,354 and three customers represented 91% of this balance.

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

Research and Development

There were no expenses incurred for research and development in 2020 and 2019.

Employees

As of April 30, 2020, we had32 full-time employees and 2 part-time employees. Our current employees are sales and marketing personnel. No personnel are covered by a collective bargaining agreement. We use the services of independent consultants and contractors from time to time when needed.

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

Item 1A. Risk Factors

Risks Related To Our Business and Industry

WE HAVE HAD LIMITED OPERATIONS, HAVE INCURRED LOSSES SINCE INCEPTION, HAVE LIMITEDCASH TO SUSTAIN OUR OPERATIONS, AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN AND RECEIVED A GOING CONCERN OPINION IN PRIOR PERIODS.

The Company has suffered recurring losses. As of December 31, 2019, the Company had limited cash on hand and $712,298 in convertible debentures due on December 31, 2019. At December 31, 2019, the Company also had a stockholders’ deficit of $612,716. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

THERE IS A RISK ASSOCIATED WITH COVID-19

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease (COVID-19) which in March 2020, was been declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

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

Item 1A. Risk Factors (continued)

Risks Related To Our Business and Industry (continued)

WE MAY NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, AS NEEDED, THE FUTURE GROWTH OF OUR BUSINESS AND OPERATIONS COULD BE SEVERLY LIMITED.

A limiting factor on our growth is our limited capitalization, which could impact our ability to execute on our business plan. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our Common Stock. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations (for example, negative operating covenants). There can be no assurance that acceptable financing necessary to further implement our business plan can be obtained on suitable terms, if at all. Our ability to develop our business, fund expansion, develop or enhance products or respond to competitive pressures, could suffer if we are unable to raise the additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues or possibly attain profitable operations in the future.

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

Item 1A. Risk Factors (continued)

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

Item 1A. Risk Factors (continued)

Risks Related to Our Common Stock (continued)

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2019, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

Item 1A. Risk Factors (continued)

Risks Related to Our Common Stock (continued)

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

Years Ended December 31,
2019	High	Low
First Quarter	$1.00	$1.00
Second Quarter	1.00	1.00
Third Quarter	1.00	0.12
Fourth Quarter	0.20	0.03
2018
First Quarter	$1.00	$1.00
Second Quarter	1.00	1.00
Third Quarter	1.00	1.00
Fourth Quarter	2.00	1.00

b) Holders

As of December 31, 2019, the Company has 41 shareholders of record of its issued and outstanding common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued).

d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2019, we had an incentive stock and award plan under which 200,000 shares had been reserved for issuance. The following table shows information with respect this plan as of the fiscal year ended December 31, 2019:

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we have issued the following securities  which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

1)On October 19, 2019, we issued 17,000,000 shares of common stock valued at $2,890,000 to Berge Abajian, the Company’s President and PEO, for conversion of deferred compensation.

2)On November 27, 2019, we issued 1,750,000 shares of common stock valued at $15,318 to Illiad for conversion of its convertible debt and accrued interest.

Rule 10B-18 Transactions

During the year ended December 31, 2019, there were no repurchases of the Company’s common stock by the Company.

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

When designer and PEO, Berge Abajian, creates a collection, he looks well beyond the drawing board. Berge focuses on the woman who will ultimately wear his pieces, bringing to creation a magnificent piece of jewelry that reflects the beauty and vitality a woman possesses. Bergio creations are a seamless blend of classic elegance and subtle flair, adding to a woman’s charm while never overpowering her.

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

In 2019 we introduced The Silver Fashion Collection ranging in price from $50 to $1,200. The Company also introduced the Bergio Handbag Collection, manufactured in Italy with top quality Italian leather ranging in price from $450 to $875, which are very competitive entry prices.

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

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease (COVID-19) which in March 2020, was been declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations - For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Overview

The past few years have been difficult for the Company as we have worked hard at finding ways to take advantage of the Bergio brand. The current Pandemic has caused our business some additional difficulties as we have been forced to temporarily close our two retails stores. However, we continue to work our wholesale operations and also promote and sell our products by establishing an online presence.

We continue to believe that our plan to establish a chain of retail stores in strategic markets will be step in the right direction.

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

Sales

Net sales for year ended December 31, 2019 decreased $7,809 (1.3%) to $600,981, as compared to $608,790 for the year ended December 31, 2018. Retail sales and wholesale sales remained stable year to year.

Gross Profit

Gross profit for the year ended December 31, 2019 increased $140,744 (58.5%) to $379,876 as compared to $239,732 for the year ended December 31, 2018. This increase in gross profit is primarily due to the increased gross profits in wholesale operations. Gross profit as a percentage of sales was 63.2% for the year ended December 31, 2019 as compared to 39.4% for the year ended December 31, 2018.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $10,806 (2.1%) to $525,952 for the year ended December 31, 2019 as compared to $515,146 for the year ended December 31, 2018. This increase is mostly a result of lower salary expense to the PEO and lower depreciation expense mostly offset by costs associated with the new store scheduled which opened at the Ocean Resort in Atlantic City, NJ in November 2018.

Loss from Operations

As a result of the above, the Company had a loss from operations in the amount of $146,076 for the year ended December 31, 2019 as compared to $275,414 for the year ended December 31, 2018.

Other Expense

For the year ended December 31, 2019, the Company had other expense of $2,222,967 as compared to other expense of $141,900 for the year ended December 31, 2018. This increase is mostly attributed to the loss on the extinguishment of debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations - For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 (continued)

Net Loss

As a result of the above, the Company had a net loss of $3,035,043 or the year ended December 31, 2019 as compared to $417,314 for the year ended December 31, 2018.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2019, compared to December 31, 2018.

	December 31, 2019	December 31, 2018	Increase/ (Decrease)

Current Assets	$1,292,464	$1,255,335	$37,129

Current Liabilities	$1,549,570	$1,074,707	$(474,863)

Working Capital	$(257,106)	$180,628	$(437,734)

Our working capital deficiency was $257,106 at December 31, 2019 as compared to a working capital of $180,628 at December 31, 2018. This decrease is primarily attributed the derivative liability in 2019 associated with the new convertible debt.

During the year ended December 31, 2019, the Company had a net decrease in cash of $22,790. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2019, the Company used $84,954 in cash for operations as compared to $96,581 in cash for the year ended December 31, 2018. This improvement in cash used in operations is attributed to the lower operating loss and change in inventories offset mostly by the change in accounts receivable and deferred compensation.

Cash used in investing activities. For the year ended December 31, 2019, the Company used $7,572 in investing activities as compared to providing $31,347 for the year ended December 31, 2018 as result of the decrease in the acquisition of capital assets.

Cash provided financing activities. For the year ended December 31, 2019 the Company provided $115,316 in financing activities as compared to $106,205 in cash for financing activities for the year ended December 31, 2018. This increase is primarily the result of an increase in proceeds from convertible debt and loans payable partially offset by payments of advances from stockholder.

Our indebtedness is comprised of various convertible debt and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of December 31, 2019, the Company had outstanding convertible debt in the amount of $470,289.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Satisfaction of Our Cash Obligations for the Next 12 Months

A critical component of our operating plan impacting our continued existence is to increase sales and efficiently manage the production of our jewelry lines and successfully develop new lines through our Company or through possible acquisitions and/or mergers. Our ability to obtain capital through additional equity and/or debt financing, and joint venture partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to reduce the growth of our operations. This may materially impact our ability to increase revenue and continue our growth.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and at December 31, 2019, the Company had a stockholders’ deficit of $612,716. As of December 31, 2019, the Company had $22,790 of cash on hand and $712,298 in convertible debt. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Critical Accounting Policies (continued)

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results. Management has provided an allowance for doubtful accounts of $-0- at December 31, 2019 and $-0- at December 31, 2018.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2019, the fair value of short-term financial instruments including accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

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

Recently Adopted Authoritative Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. On adoption, the Company recognized additional operating lease liabilities of approximately $911,000 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

In June 2018, the FASB, issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. This was adopted on January 1, 2019 and did not have a material impact on the financial position and results of operations.

Recent Authoritative Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bergio International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bergio International, Inc. (the "Company") as of December 31, 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

May 15, 2020

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

/s/ Tama, Budaj and Raab, LLP

Farmington Hills, Michigan

August 20, 2019

BERGIO INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS:
Current assets:
Cash	$22,790	$-
Accounts receivable, net of allowance for doubtful accounts of $-0- at December 31, 2019 and $-0- at December 31, 2018	85,711	39,354
Inventories	1,165,311	1,215,981
Deferred financing costs	18,652	-
Total current assets	1,292,464	1,255,335

Operating lease right-of-use assets	65,835
Property and equipment, net	126,682	173,057
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,490,809	$1,434,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable and accrued liabilities	$349,566	$279,027
Bank lines of credit, net	-	-
Loans payable	30,000	125,000
Convertible debt	532,616	419,568
Operating lease liabilities - current	11,880	-
Advances from Principal Executive Officer and accrued interest	181,230	251,112
Deferred compensation - PEO	48,058	-
Derivative liability	396,220	-
Total current liabilities	1,549,570	1,074,707

Long-term Liabilities:
Deferred compensation - CEO- long-term portion	297,513	795,571
Operating lease liabilities – long-term	53,955	-
Advances from Principal Executive Officer and accrued interest	202,487	204,429
Total long-term liabilities	553,955	1,000,000

Total Liabilities	2,103,525	2,074,707

Commitments and contingencies

Stockholders' deficit
Series A preferred stock - $0.0001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 6,000,000,000 shares authorized, 19,289,141 and 539,141 issued and outstanding, respectively	193	5
Additional paid-in capital	11,047,546	7,984,920
Accumulated deficit	(11,660,455)	(8,625,412)
Total stockholders' deficit	(612,716)	(640,487)

Total liabilities and stockholders' deficit	$1,490,809	$1,434,220

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the years ended December 31,
	2019	2018

Net sales	$600,981	$608,790

Cost of sales	221,105	369,058

Gross margin	379,876	239,732

Operating expenses:
Selling, general and administrative	525,952	515,146

Total operating expenses	525,952	515,146

Loss from operations	(146,076)	(275,414)

Other income (expense):
Interest expense	(120,725)	(141,900)
Amortization of debt discount	(32,814)	-
Amortization of deferred financing costs	(4,208)	-
Change in fair value of derivatives	319,633	-
Derivative expense	(660,853)	-
Loss on extinguishment of debt	(2,390,000)	-

Total other expense	(2,888,967)	(141,900)

Loss before provision for income taxes	(3,035,043)	(417,314)

Provision for income taxes	-	-

Net loss	$(3,035,043)	$(417,314)

Basic loss per common share	$(0.83)	$(0.84)
Diluted loss per common share	$(0.83)	$(0.84)

Weighted average number of shares outstanding Basic and diluted	3,641,196	496,752

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

As of December 31, 2019

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2018	4,622,047,391	$46,218	$7,881,784	$(8,208,098)	$(280,096)

Issuance of stock for debt conversion	769,363,334	7,694	49,229	-	56,923
Net loss	-	-	-	(417,314)	(214,472)

Balance at December 31, 2018	5,391,410,725	53,912	7,931,013	(8,625,412)	(640,487)

Reverse split	(5,390,871,584)	(53,907)	53,907	-	-
Intrinsic value associated with convertible notes	-	-	157,496	-	157,496
Conversion of deferred compensation to common stock	17,000,000	170	2,889,830	-	2,890,000
Issuance of stock for debt conversion	1,750,000	18	15,300	-	15,318
Net loss	-	-	-	(3,035,043)	(3,035,043)

Balance at December 31, 2019	19,289,141	$193	$11,047,546	$(11,660,455)	$(612,716)

	Preferred Stock
	Shares	Amount

Balance at January 1, 2018	51	$ -

Balance at December 31, 2018	51	$ -

Balance at December 31, 2019	51	$ -

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,035,043)	$(417,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,947	101,708
Provision for bad debts	-	(76,227)
Change in fair value of derivatives	(319,633)	-
Derivative expense	660,853	-
Amortization of right of use assets	2,712	-
Deferred financing costs	4,208	-
Amortization of debt discount	32,814	-
Loss on extinguishment of debt	2,390,000	-
Changes in assets and liabilities:
Accounts receivable	(46,357)	98,384
Inventories	50,670	(37,335)
Deferred compensation	50,000	167,262
Operating lease obligations	(2,712)	-
Accounts payable and accrued liabilities	73,587	66,941
Net cash used in operating activities	(84,954)	(96,581)

Cash flows from investing activities:
Sale of RS Fisher	-	-
Acquisition of property and equipment	(7,572)	(31,345)
Net cash used in investing activities	(7,572)	(31,345)

Cash flows from financing activities:
Proceeds from loan payable	30,000	125,000
Proceeds from convertible debt	157,140	-
Advances (repayments) of bank lines of credit, net	-	(14,700)
(Payments) advances from stockholder and accrued interest, net	(71,824)	(4,095)
Net cash provided by financing activities	115,316	106,205

Net increase (decrease) increase in cash	22,790	(21,721)
Cash, beginning of year	-	21,721
Cash, end of year	$22,790	-0-

Supplemental cash flow information:
Cash paid for taxes	$-	-
Cash paid for interest	$58,038	58,038

Supplemental non-cash information
Issuance of convertible debt for deferred financing costs	$22,860	-
Debt discount from fair value of imbedded derivative	337,496	-
Reclassification of loan payable to convertible debt	125,000
Issuance of common stock for convertible debt and accrued interest	$15,318	56,923

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

On February 19, 2020, the Company changed its state of incorporation to the State of Wyoming.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of December 31, 2019, the results of operations for the years ended December 31, 2019 and 2018, and statements of cash flows for the years ended December 31, 2019 and 2018. The financial statements have been prepared in accordance with the requirements of Form 10-K.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and at December 31, 2019, the Company had a stockholders’ deficit of $550,389. As of December 31, 2019, the Company had only $22,790 cash on hand and $470,289 in convertible debentures due on December 31, 2019. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at December 31, 2019 and, 2018, as defined in FASB ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the balance sheets as of December 31, 2019 and 2018 for cash, accounts receivable, inventories and accounts payable and loans payable approximate the fair value because of the immediate or short-term maturity of these financial instruments. Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2019 and 2018, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2019 and 2018.

Cash and Cash Equivalents:

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2019 and December 31, 2018.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Accounts Receivable:

Accounts receivable are generated from sales of fine jewelry to retail outlets throughout the United States. At December 31, 2019 and December 31, 2018, accounts receivable were substantially comprised of balances due from retailers.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. The Company historically has been able to collect the accounts receivable balance during a period of nine months to a year. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $-0- and $-0-, respectively.

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

Subsequent Events:

The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2019 through the issuance of the accompanying financial statements.

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

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the years ended December 31, 2019 and 2018.

Investment in Unconsolidated Affiliates:

The Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost. At December 31, 2019 and December 31, 2018, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

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

Recently Adopted Authoritative Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. On adoption, the Company recognized additional operating lease liabilities of approximately $911,000 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

In June 2018, the FASB, issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. This was adopted on January 1, 2019 and did not have a material impact on the financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 3. Basic and Diluted Income (Loss) Per Share

Net loss per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net loss divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants, options, and/or conversions is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise. For the years ended December 31. 2019 and 2018, basic net loss per share equaled the diluted loss per share, since the effect of shares potentially issuable upon exercise or conversion was anti-dilutive.  For the years ended December 31, 2019 and 2018, 10,108,052 and 582,288 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

	December 31, 2019	December 31, 2018
Basic net loss per share computation:
Net loss	$(3,035,043)	$(417,314)
Weighted-average common shares outstanding	3,641,196	496,752
Basic net loss per share	$(0.83)	$(0.84)
Diluted net loss per share computation:
Net loss	$(3,035,043)	$(417,314)
Weighted-average common shares outstanding:	3,641,196	496,752
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	--	--
Total adjusted weighted-average shares	3,641,196	496,752
Diluted net loss per share	$(0.83)	$(0.84)

Note 4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2019	2018

Leasehold improvements	$356,693	$349,121
Office and equipment	566,308	566,308
Selling equipment	8,354	8,354
Furniture and fixtures	18,487	18,487

Total at cost	949,842	942,270
Less: Accumulated depreciation & amortization	(823,160)	(769,213)

	$126,682	$173,057

Depreciation and amortization expense related to the assets above for the years ended December 31, 2019 and 2018 was $53,947 and $101,708, respectively.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2019	2018

Accounts payable	$102,779	$121,493
Accrued interest	207,284	143,024
Accrued liabilities - other	39,503	14,510

	$349,566	$279,027

Note 6. Related Party

Advances from Principal Executive Officer and Accrued Interest

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2019 and December 31, 2018, $383,717 and $455,541, respectively, was due to such officer, including accrued interest. On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. As such, all deferred compensation in the amount of $795,571 and $204,429 of the advances was classified as a long-term liability at December 31, 2018. During the year ended December 31, 2019, the principal executive officer converted $500,000 of deferred compensation for common stock of the Company. As such, as of December 31, 2019, deferred compensation of $297,513 and $202,487 of the advances, totaling $500,000, was classified as a long-term liability. Interest expense is accrued at an average annual market rate of interest which was 4.75% and 5.25% at December 31, 2019 and December 31, 2018, respectively. Interest expense due to such officer was $52,494 and $45,392 for the years ended December 31, 2019 and 2018, respectively. Accrued interest was $202,487 and $149,993 at December 31, 2019 and 2018, respectively. No terms for repayment have been established.

Effective February 28, 2010, the Company entered into an employment agreement with its PEO. The agreement, which is for a five year term, provides for an initial base salary of $175,000 per year with a 3% annual increase thereafter (the “Base Salary”). The PEO is also entitled to certain bonuses based on net profits before taxes and other customary benefits, as defined in the agreement. In addition, since it is understood that the Company is employing the PEO during a time of economic decline throughout the U.S. and at times and from time to time, the Company may not be in a position to pay the full amount of Base Salary owed the PEO it is understood and agreed to by the Board, that as long as the Company is unable to pay the CEO the full amount of his Base Salary that the Board shall issue to him, from time to time, an amount of shares that will allow him to remain in possession of fifty-one percent (51%) of the Company’s then outstanding shares of common stock.  Such issuances shall be made to the PEO at any time when his total share holdings are reduced to an amount less than fifty-one percent (51%) as a result of issuance of shares of common stock made on behalf of the Company.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 6. Related Party (continued)

Effective September 1, 2011, the Company and PEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $795,571 and $628,309 for the periods ended December 31, 2018 and December 31, 2017, respectively. On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. This amount was reduced t $500,000 after the PEO converted $500,000 of deferred compensation into 17,000,000 shares of common stock of the Company. As of December 31, 2019 and 2018, deferred compensation due to the PEO were $345,571 and $795,571, respectively. As of December 31, 2019 and 2018, $297,513 and $795,571, respectively, of these amounts were classified as a long-term liability.

On January 1, 2019, the CEO amended his employment agreement with the Company for a term of one year expiring December 31, 2019. The agreement primarily retains the terms of the Amended Agreement, but lowers the compensation to $100,000 for the year. Effective July 1, 2019, the Principal Executive Officer agreed to stop deferral of his salary at least through December 31, 2019 as a result of the financial situation of the Company as a result of the Company’s financial condition. Effective January 1, 2020, the CEO’s salary was restated back to $175,000.

Note 7. Convertible Debt

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 7. Convertible Debt (continued)

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the year ended December 31, 2019, principal of $12,270 and accrued interest of $3,048 was converted into 1,750,000 shares of common stock. During the year ended December 31, 2018, principal of $14,733 and accrued interest of $907 was converted into 23,000 shares of common stock. The outstanding balances at December 31, 2019 and December 31, 2018 were $7,123 and $19,393, respectively with accrued interest of $54 and $1,457 at December 31, 2019 and December 31, 2018, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the years ended December 31, 2019 and 2018, there were no conversions. The outstanding balances at December 31, 2019 and December 31, 2018 were $329,175 and $329,175 respectively, with accrued interest of $141,487 and $104,823 at December 31, 2019 and December 31, 2018, respectively.

111 Recovery Corp.

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, subsequently assigned to 111 Recovery Group. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the year ended December 31, 2019.  During the year ended December 31, 2018, accrued interest of $16,800 was converted into 18,667 shares of common stock. The Company is currently in default, and interest accrues at the default interest rate of 22%.  The outstanding balances at December 31, 2019 and 2018 were $38,000 and $38,000, respectively, with accrued interest of $20,411 and $9,520 at December 31, 2019 and December 31, 2018, respectively. The Company is currently negotiating an extension to this note.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires, subsequently assigned to 111 Recovery Group. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. There were no conversions during the years ended December 31, 2019 and 2018. The Company is currently in default, and interest accrues at the default interest rate of 22%. The outstanding balance at December 31, 2019 and 2018 were $33,000 with accrued interest of $31,953 and $9,644 at December 31, 2019 and 2018, respectively. The Company is currently negotiating an extension to this note.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 7. Convertible Debt (continued)

Sims Investment Holdings, Inc.

During 2018, the Company received $125,000 in the form of a note payable. On July 1, 2019 (“Maturity Date”), the amount was converted into a 10% convertible promissory note.  The principal and accrued interest from the original notes payable become due on July 1, 2019. The note accrues interest on the unpaid principal balance at the rate of 10% per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of 10% per annum from the due date until paid (“Default Interest”). Interest shall be computed on the basis of a 365 day year and the actual number of days elapsed. The note is convertible into shares of the Company’s common stock, at the option of the holder. . The conversion price shall be $0.01 per common share. There were no conversions during the year ended December 31, 2019. The Company is currently in default, and interest accrues at the default interest rate of 10%.  The outstanding balance at December 31, 2019 was $125,000 with accrued interest of $9,514 at December 31, 2019.

Auctus Funds, LLC.

On November 6, 2019, the Company entered into a 12% convertible promissory note in the amount of $125,000 with Auctus Fund, LLC. The principal and accrued interest is payable on or before August 20, 2020 and interest accrues at the rate of 12% per annum. Interest shall be computed on the basis of a 365 day year and the actual number of days elapsed. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum and (ii) the maximum amount permitted under law from the due date thereof until the same is paid (the “Default Interest”).  The Holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this note into fully paid and non-assessable shares of common stock.

The conversion price shall equal the lesser of: (i) the lowest trading price during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this Note, and (ii) the variable conversion which shall mean 60% multiplied by the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date.  Furthermore, the conversion price may be adjusted downward if, within three (3) business days of the transmittal of the notice of conversion to the Borrower or Borrower’s transfer agent, the Common Stock has a closing bid which is 5% or lower than that set forth in the Notice of Conversion.

Crown Bridge Partners Inc.

On October 29, 2019, the Company entered into a 10% convertible promissory note in the amount of $100,000 with Crown Bridge Partners, LLC. This Note carries a prorated original issue discount of up to $8,000.00 to cover the Holder’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the note, which is included in the principal balance of this note. The holder paid $23,000 for the first tranche ($25,000 less $2,000 discount). The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment as well as any accrued and unpaid interest and other fees. Interest accrues at the rate of 10% per annum, and shall be computed on the basis of a 365 day year and the actual number of days elapsed. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate the of lesser of (i) 15% per annum and (ii) the maximum amount permitted under law from the due date thereof until the same is paid (the “Default Interest”).  The Holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this note into fully paid and non-assessable shares of common stock.

The conversion price shall mean 60% multiplied by the lowest trading price (representing a discount rate of 40%) during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this note. The conversion price shall be subject to a floor price of $0.000035.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 7. Convertible Debt (continued)

Fidelis Capital, LLC.

On November 5, 2019, the Company entered into a 10% convertible promissory note in the amount of $30,000 with Fidelity Capital, LLC. The principal and accrued interest is payable on or before November 5, 2020 and interest accrues at the rate of 10% per annum. If the borrower fails to pay the default amount within five (5) business days of written notice that such amount is due and payable, then the holder shall have the right at any time (and so long and to the extent that there are sufficient authorized shares), to require the borrower, upon written notice, to immediately issue, in lieu of the default amount, the number of shares of common stock of the borrower equal to the default amount divided by the conversion price then in effect.

The Holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this note into fully paid and non-assessable shares of common stock.

The conversion price shall mean a price which is a 40% discount to the lowest trading price in the fifteen (15) days prior to the day that the Holder requests conversion.

As of December 31, 2019 and December 31, 2018, total convertible debt was $532,616 and $419,568, respectively, net of debt discount of $179,682 and $-0-, respectively.

Note 8. Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. During the year ended December 31, 2019, the Company recorded debt discount in the amount of $337,496. Amortization of debt discount amounted to $95,487 and $-0- for the years ended December 31, 2019 and 2018, respectively. Unamortized debt discount at December 31, 2019 and 2018, were $242,009 and $-0-, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of December 31, 2019 and December 31, 2018, the derivative liability was $396,220 and $-0-, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at December 31, 2019:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $.031 at December 31, 2019.

Variable Conversion Prices - The conversion price was based on: (i) 40% discount to the lowest trading price in the fifteen (15) days prior to the conversion at December 31, 2019 for Fidelis Capital; (ii) 60% multiplied by the lowest trading price during the previous twenty-five (25) trading day period prior to the conversion at December 31, 2019 for Crown Bridge Partners; (iii)  the lesser of: (a) the lowest trading price during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this Note, and (b) the variable conversion which shall mean 60% multiplied by the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion at December 31, 2019 for Auctus Fund, LLC.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 302 to 310 days at December 31, 2019.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 8. Derivative Liability (continued)

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at December 31, 2019 was 1.59%, based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 568.70% at December 31, 2019.

Note 9. Stockholders’ Equity

The Company is authorized to issue 6,000,000,000 shares of common stock, par value $0.00001 per share and 51 shares of preferred stock, par value $0.00001 per share. At December 31, 2019 and December 31, 2018, there were 19,289,141 and 539,141 common shares issued and outstanding, respectively. On April 3, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to reduce the par value of all shares of common stock and preferred stock from $0.001 to $0.00001 per share.  On February 26, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares. Effective on October 14, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock. In September 2019, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock split.

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

For the year ended December 31, 2019, the Company issued the following shares of common stock:

1)On October 19, 2019, we issued 17,000,000 shares of common stock valued at $2,890,000 to Berge Abajian, the Company’s President and PEO, for conversion of deferred compensation.

2)On November 27, 2019, we issued 1,750,000 shares of common stock valued at $15,318 to Illiad for conversion of its convertible debt and accrued interest.

For the year ended December 31, 2018, the Company issued the following shares of common stock:

1)On February 8, 2018, we issued 23,000 shares of common stock valued at $15,640 to Illiad Capital for conversion of its convertible debt and accrued interest.

2)On May 9, 2018, we issued 55,556 shares of common stock valued at $5,000 to KBM Financial for conversion of its convertible debt and accrued interest.

3)On October 4, 2018, we issued 24,200 shares of common stock valued at $14,520 to KBM Financial for payment of accrued interest.

4)On October 8, 2018, we issued 5,514 shares of common stock valued at $4,963 to KBM Financial for payment of accrued interest.

5)On October 8, 2018, we issued 18,667 shares of common stock valued at $16,800 to VisVires, subsequently assigned to 111 Recovery Group, for payment of accrued interest.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 10. Income Taxes

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,025,000 as of December 31, 2019, expiring through various dates through 2036.

The foregoing amounts are management’s estimates and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products.  The inability to increase sales could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$1,407,182	$1,372,854
Startup costs	1,827	2,359
Deferred compensation	103,671	238,671
Depreciation	(38,004)	(16,406)
Deferred tax asset	1,474,676	1,597,479
Less valuation allowance	(1,474,676)	(1,597,459)

Deferred tax asset, net	$--	$--

The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The rate reconciliation includes the Company’s assessment of the accounting under the Tax Reform and is based on information that was available to management at the time the consolidated financial statements were prepared.

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset.

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 21% and 321%, respectively, for the years ended December 31, 2019 and 2018 to the income tax (benefit) provision recognized in the financial statements is as follows:

	December 31,	December 31,
	2019	2018
U.S. statutory rate	(21%)	(21%)
Income tax expenses - state and local, net of federal benefit	6%	6%
Change in valuation allowance	15%	15%

Effective tax rate	--	--

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 11. Commitments

Business Interruption

The Company may be impacted by public health crises beyond its control. This could disrupt its operations and negatively impact sales of its products. The Company’s customer and, suppliers may experience similar disruption. In December 2019, a novel strain of the Coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, which has evolved into a pandemic. This situation and preventative or protective actions that governments have taken to counter the effects of the pandemic have resulted in a period of business disruption, including delays in shipments of products and raw materials. COVID-19 has spread to over 175 countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. To the extent the impact of COVID-19 continues or worsens, the demand for the Company’s products may be negatively impacted. COVID-19 has also impacted the Company’s sales efforts as it has been forced to shut down its two New Jersey retail stores. The Company’s ability to promote sales through promotional activities has also been constrained. Trade shows and sales conferences, major events used to introduce and sell the Company’s products, have been postponed indefinitely. The length and severity of the pandemic could also affect the Company’s wholesale sales, which could in turn result in reduced sales and a lower gross margin.

Note 12. Litigation

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

Note 13. Significant Customer Concentrations

During the year ended December 31, 2019, the Company had four customers, each over 5% of sales, which accounted for 32% of total sales. No other no single customer accounted for over 5% or more of our annual sales.  During the year ended December 31, 2018, the Company had one customer that accounted for 6% of total sales. No other no single customer accounted for over 5% or more of our annual sales.

As of December 31, 2019 accounts receivable, net amounted to only $85,711 and two customers represented 84% of this balance. As of December 31, 2018 accounts receivable, net amounted to only $39,354 and three customers represented 91% of this balance.

Note 14. Fair Value Measurements

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

Note 14. Fair Value Measurements (continued)

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

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 14. Fair Value Measurements (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2019 and December 31, 2018. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2019	Level I	Level II	Level III	Total

Derivative liability	$-	$396,220	$-	$396,220
Total liabilities	$-	$396,220	$-	$396,220

December 31, 2018	Level I	Level II	Level III	Total

Derivative liability	$-	$-	$-	$-
Total Liabilities	$-	$-	$-	$-

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities for the years ended December 31, 2019 and 2018 as well as the unrealized gains or losses included in income.

	December 31,	December 31,
	2019	2018

Fair value at beginning of period	$-0-	$-0-

New issuances	715,853	-
Change in fair value	(319,633)	-

Fair value at end of period	$396,220	$--

Note 15. Operating Lease Liability

The Company leases certain office and manufacturing facilities and equipment.

Currently, we lease a 1,730 square feet in Fairfield, NJ for our offices. The lease expired in August 31, 2010, and is being renewed on a month-to-month basis.

Rent expense for the Company's operating leases for year ended December 31, 2019 and 2018 amounted to approximately $53,919 and $30,218, respectively.

The Company leases retail space at two different locations. One lease has monthly payments from $1,350 to $1,665 which expires in May 2024. The second lease has a contingent rental based on 10% of sales. Contingent rentals are not included in operating lease liabilities. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 10% at December 31, 2019.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Note 15. Operating Lease Liability (continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of December 31, 2019:

2020	$17,460
2021	18,180
2022	18,900
2023	19,700
2023 and thereafter	6,660
Total minimum lease payments	80,900
Less amounts representing interest	(15,065)
Present value of net minimum lease payments	65,835
Less current portion	(11,880)
Long-term capital lease obligation	$53,955

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

Note 16. Subsequent Event

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease (COVID-19) which in March 2020, was been declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2019.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2019, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of May 8, 2020. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board, and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2019, were timely

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance (continued)

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

Employment Agreements

Effective February 28, 2010, the Company entered into an employment agreement with its PEO. The agreement, which is for a five year term, provides for an initial base salary of $175,000 per year with a 3% annual increase thereafter (the “Base Salary”). The PEO is also entitled to certain bonuses based on net profits before taxes and other customary benefits, as defined in the agreement. In addition, since it is understood that the Company is employing the PEO during a time of economic decline throughout the U.S. and at times and from time to time, the Company may not be in a position to pay the full amount of Base Salary owed the PEO it is understood and agreed to by the Board, that as long as the Company is unable to pay the CEO the full amount of his Base Salary that the Board shall issue to him, from time to time, an amount of shares that will allow him to remain in possession of fifty-one percent (51%) of the Company’s then outstanding shares of common stock.  Such issuances shall be made to the PEO at any time when his total share holdings are reduced to an amount less than fifty-one percent (51%) as a result of issuance of shares of common stock made on behalf of the Company.

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance (continued)

Employment Agreements (continued)

Effective September 1, 2011, the Company and PEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.

However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $795,571 and $628,309 for the periods ended December 31, 2018 and December 31, 2017, respectively. On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. This amount was reduced t $500,000 after the PEO converted $500,000 of deferred compensation into 17,000,000 shares of common stock of the Company. As of December 31, 2019 and 2018, deferred compensation due to the PEO were $345,571 and $795,571, respectively. As of December 31, 2019 and 2018, $297,513 and $795,571, respectively, of these amounts were classified as a long-term liability.

On January 1, 2019, the CEO amended his employment agreement with the Company for a term of one year expiring December 31, 2019. The agreement primarily retains the terms of the Amended Agreement, but lowers the compensation to $100,000 for the year. Effective July 1, 2019, the Principal Executive Officer agreed to stop deferral of his salary at least through December 31, 2019 as a result of the financial situation of the Company as a result of the Company’s financial condition. Effective January 1, 2020, the CEO’s salary was restated back to $175,000.

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

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance (continued)

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during years ended 2019 and 2018, respectively.

Name and Principal Position	Fiscal Year	Salary ($) (1)(2)	Incentive ($) (3)	Option Awards ($) (4)	All Other Compensation $ (5)	Total ($)
Berge Abajian	2019	(2) 50,000	-	-	$19,795	$ 69,795
CEO & Chairman	2018	(3) 175,000	-	-	$19,795	$194,795

(1)The amounts shown in this column represent the dollar value of base salary earned by each named executive officer (“NEO”).

(2)On January 1, 2019, the CEO amended his employment agreement with the Company for a term of one year expiring December 31, 2019. The agreement primarily retains the terms of the Amended Agreement, but lowers the compensation to $100,000 for the year. Effective July 1, 2019, the Principal Executive Officer agreed to stop deferral of his salary at least through December 31, 2019 as a result of the financial situation of the Company as a result of the Company’s financial condition.

(2)Mr. Abajian voluntarily deferred $167,262 of his salary for the year 2018 until such time as the Company is in a better financial position.

(3)No incentive compensation was made to the NEO’s in 2019 and 2018 and therefore no amounts are shown.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of May 8, 2020, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of Class (2)

Named Directors and Officers
Berge Abajian, Chairman and CEO (3)	17,000,007	88.1%

All Officers and Directors as a Group (1 person)	17,000,007	88.1%

•Less than 0.1%.

(1)Unless otherwise indicated, the address of each beneficial owner listed above is c/o Bergio International, Inc., 12 Daniel Road East, Fairfield, NJ 07007.

(2)Based on a total of 19,289,141 shares of common stock outstanding on December 31, 2019.

(3)Mr. Abajian also owns 51 shares of the Company’s Series A Preferred Stock.

Issuances under the Compensation Plan

The following table provides information as of December 31, 2019 regarding compensation plans under which equity securities of the Company are authorized for issuance.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2019 and December 31, 2018, $383,717 and $455,541, respectively, was due to such officer, including accrued interest. On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. As such, all deferred compensation in the amount of $795,571 and $204,429 of the advances was classified as a long-term liability at December 31, 2018. During the year ended December 31, 2019, the principal executive officer converted $500,000 of deferred compensation for common stock of the Company. As such, as of December 31, 2019, deferred compensation of $297,513 and $202,487 of the advances, totaling $500,000, was classified as a long-term liability. Interest expense is accrued at an average annual market rate of interest which was 4.75% and 5.25% at December 31, 2019 and December 31, 2018, respectively. Interest expense due to such officer was $52,494 and $45,392 for the years ended December 31, 2019 and 2018, respectively. Accrued interest was $202,487 and $149,993 at December 31, 2019 and 2018, respectively. No terms for repayment have been established.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered by Tama, Budaj & Raab, P.C. (“TBR”), our independent registered public accountants in 2018 and the first three quarters of 2019. BF Borgers CPA PC performed the audit for the year ended December 31, 2019. Fees for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Audit Fees	$29,000	$25,550
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	29,000	25,550
Tax Fees	-	-
All Other Fees	-	-

Total	$29,000	$25,550

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

Audit Related Fees, tax and other fees.  No other fees under these categories were paid in 2019 and 2018.

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

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: May 15, 2020	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	Chief Executive Officer and Chairman	May 15, 2020
Berge Abajian