Form 10-Q
period 2020-03-31
Bergio International, Inc.
filed 2020-06-26
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-150029

BERGIO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Wyoming	27-1338257
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of June 25, 2020 there were 26,153,384 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS:
Current assets:
Cash	$-	$22,790
Accounts receivable, net of allowance for doubtful accounts of $-0- at March 31, 2020 and $-0- at December 31, 2019	77,890	85,711
Inventories	1,188,146	1,165,311
Prepaid expenses	28,120	-
Deferred financing costs	11,897	18,652
Total current assets	1,306,053	1,292,464

Property and equipment, net	118,257	126,682
Operating lease right-of-use assets	63,055	65,835
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,493,193	$1,490,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable and accrued liabilities	$397,849	$349,566
Loans payable	30,000	30,000
Convertible debt	562,495	532,616
Deferred compensation - CEO - current	75,399	48,058
Advances from Principal Executive Officer and accrued interest	167,310	181,230
Derivative liability	1,609,602	396,220
Operating lease liabilities - current	12,302	11,880
Total current liabilities	2,854,957	1,549,570

Long-term Liabilities:
Deferred compensation - CEO - long-term portion	295,173	297,513
Advances from Principal Executive Officer and accrued interest	204,827	202,487
Operating lease liabilities - long-term	50,753	53,955
Total long-term liabilities	550,753	553,955

Total Liabilities	3,405,710	2,103,525

Commitments and contingencies	-	-

Stockholders' deficit
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares Authorized 22,449,945 and 19,289,141 issued and outstanding, respectively	245	193
Additional paid-in capital	11,218,594	11,047,546
Accumulated deficit	(13,131,356)	(11,660,455)
Total stockholders' deficit	(1,912,517)	(612,716)

Total liabilities and stockholders' deficit	$1,493,193	$1,490,2809

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Sales, net	$75,393	$137,109

Cost of sales	26,306	38,946

Gross profit	49,087	98,163

Operating expenses:
Selling, general and administrative expenses	228,103	160,220
Total operating expenses	228,103	160,220

Loss from operations	(179,016)	(62,057)

Other income (expense)
Interest expense	(18,770)	(28,791)
Amortization of debt discount	(52,978)
Amortization of deferred financing costs	(6,755)
Change in fair value of derivatives	(1,213,382)	-
Total other income (expense)	(1,291,885)	(28,791)

Loss before provision for income taxes	(1,470,901)	(90,848)

Provision for income taxes	-	-

Net loss	$(1,470,901)	$(90,848)

Net loss per common share - basic and diluted	$(0.07)	$(0.17)

Weighted average common shares outstanding : Basic and Diluted	20,920,043	539,141

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2020	19,289,141	$193	$11,047,546	$(11,660,455)	$(612,716)

Stock issued for services	4,000,000	40	147,960	-	148,000
Issuance of stock for debt conversion	1,160,804	12	23,088	-	23,100
Net loss	-	-	-	(1,470,901)	(1,470,901)

Balance at March 31, 2020	24,449,945	$245	$11,218,594	$(13,131,356)	$(1,912,517)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2019	539,141	$5	$7,984,920	$(8,625,412)	$(640,487)

Net loss	-	-	-	(90,848)	(90,848)

Balance at March 31, 2019	539,141	$5	$7,984,920	$(8,716,260)	$(731,335)

	Preferred Stock
	Shares	Amount
Balance at January 1, 2020	51	$ -

	-	-

Balance at March 31, 2020	51	$ -

	Preferred Stock
	Shares	Amount
Balance at January 1, 2019	51	$ -

	-	-

Balance at March 31, 2019	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(1,470,901)	$(90,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,425	26,609
Amortization of deferred financing costs	6,755	-
Amortization of debt discount	52,979	-
Change in fair value of derivative liabilities	1,213,382	-
Issuance of stock for services	148,000	-

Changes in operating assets and liabilities:
Decrease in accounts receivable	7,821	13,756
(Increase) in inventory	(22,835)	(5,605)
(Increase) prepaid expenses	(28,120)	-
Increase in deferred compensation	25,000	25,000
Increase in accounts payable and accrued liabilities	48,284	23,028
Net cash used in operating activities	(11,210)	(8,060)

Investing activities:
Capital expenditures	-	(3,100)
Net used in investing activities	-	(3,100)

Financing activities:
Proceeds from loans	-	7,260
Advances from Principal Executive Officer, net	(11,580)	3,900
Net (used in) provided by financing activities	(11,580)	11,160

Net change in cash	(22,790)	-0-

Cash - beginning of periods	22,790	-0-

Cash - end of periods	$-0-	$-0-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for convertible debt and accrued interest	$23,100	$16,640

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

Organization and Nature of Operations

Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc.  On October 21, 2009, as a result of a Share Exchange Agreement, the corporation’s name was changed to Bergio International, Inc. On February 19, 2020, the Company changed its state of incorporation to Wyoming. The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered in Fairfield, New Jersey. The Company’s intent is to take advantage of the Bergio brand and establish a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores.

In September 2019, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock split.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019, and statements of cash flows for the three months ended March 31, 2020 and 2019. These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2019 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2020 (the “Annual Report”).

Impact of the COVID-19 Coronavirus

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. The COVID-19 pandemic has significantly negatively affected the global economy, significantly disrupted global supply chains, and created significant disruption of the financial and retail markets, including a significant disruption in consumer demand jewelry and accessories. As such, the comparability of the Company's operating results has been affected by significant adverse impacts related to the COVID-19 pandemic.

The Company has increased its online presence to minimize the impact of having to close its retail stores.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Going Concern (continued)

The Company has suffered recurring losses, and has an accumulated deficit of $13,131,356 as of March 31, 2020. As of March 31, 2020, the Company had $562,495 in convertible debentures.  At March 31, 2020, the Company also had a stockholders’ deficit of $1,912,517. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

During the three months ended March 31, 2020, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2020 through the issuance of the accompanying financial statements.

Note 4 - Net Loss per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. Basic net loss per share equaled the diluted loss per share for the three months ended March 31, 2020 and 2019, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 7 below. For the three months ended March 31, 2020, 31,768,560 shares issuable upon the exercise of warrants and conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. For the three months ended March 31, 2019, 616,288 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. In September 2019, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock split.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Net Loss per Share (continued)

The following table sets forth the computation of earnings per share:

	Three Months Ended
	March 31, 2020	March 31, 2019
Basic net loss per share computation:
Net loss	$(1,470,901)	$(90,848)
Weighted-average common shares outstanding	20,920,043	539,141
Basic net loss per share	$(0.07)	$(0.17)

Diluted net loss per share computation:
Net loss	$(1,470,901)	$(90,848)
Weighted-average common shares outstanding	20,920,043	539,141
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-
Total adjusted weighted-average shares	20,920,043	539,141
Diluted net loss per share	$(0.07)	$(0.17)

Note 5 - New Authoritative Accounting Guidance

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

On October 17, 2014, the Company entered into a financing arrangement with Iliad to provi0de additional financing in the amount of up to $450,000 through the issuance of a Secured Convertible Promissory Note (the “Note”). The Company agreed to cover Iliad’s legal, accounting and other related fees in the amount of $5,000, which is included in the principal balance of the Note. The Note will accrue interest at the rate of 8% per annum until the Note is paid in full. Monies are to be drawn in eight tranches with the initial tranche in the amount of $105,000, and the remaining balance of $350,000 in seven tranches of $50,000 each. The Company drew down the initial tranche on October 17, 2014. The Note has a maturity date of July 17, 2016. The Company continues to negotiate with the lender.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Convertible Debt (continued)

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the three months ended March 31, 2020, there were no conversions. The outstanding balances at March 31, 2020 and December 31, 2019 were $7,123 and $7,123, respectively with accrued interest of $201 and $54 at March 31, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the three months ended March 31, 2020, there were no conversions. The outstanding balances at March 31, 2020 and December 31, 2019 were $329,175 and $329,175 respectively, with accrued interest of $151,101 and $141,487 at March 31, 2020 and December 31, 2019, respectively.

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

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the three months ended March 31, 2020, principal of $23,100 was converted into 1,160,804 shares of common stock. The Company is currently in default, and interest accrues at the default interest rate of 22%. The outstanding balance at March 31, 2020 and December 31, 2019 was $14,900 and $38,000, respectively, with accrued interest of $17,589 and $20,411 at March 31, 2020 and December 31, 2019, respectively. The Company is currently negotiating an extension to this note.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the nine months ended March 31, 2020, there were no conversions. The Company is currently in default, and interest accrues at the default interest rate of 22%. The outstanding balance at March 31, 2020 and December 31, 2019 was $33,000 with accrued interest of $30,344 and $31,953 at March 31, 2020 and December 31, 2019, respectively. The Company is currently negotiating an extension to this note.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Convertible Debt (continued)

Sims Investment Holdings, Inc.

During 2018, the Company received $125,000 in the form of a note payable. On July 1, 2019 (“Maturity Date”), the amount was converted into a 10% convertible promissory note. The principal and accrued interest from the original notes payable become due on July 1, 2019. The note accrues interest on the unpaid principal balance at the rate of 10% per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of 10% per annum from the due date until paid (“Default Interest”). Interest shall be computed on the basis of a 365 day year and the actual number of days elapsed. The note is convertible into shares of the Company’s common stock, at the option of the holder. The conversion price shall be $0.01 per common share. There were no conversions during the three months ended March 31, 2020. The Company is currently in default, and interest accrues at the default interest rate of 10%. The outstanding balances at March 31, 2020 and December 31, 2019 was $125,000 and $125,000, respectively, with accrued interest of $12,674 and $9,514 at March 31, 2020 and December 31, 2019, respectively.

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

During the three months ended March 31, 2020, there were no conversions. The outstanding balances at March 31, 2020 and December 31, 2019 were $125,000 and $125,000, respectively, with accrued interest of $6,083 and $1,910 at March 31, 2020 and December 31, 2019, respectively.

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

During the three months ended March 31, 2020, there were no conversions. The outstanding balances at March 31, 2020 and December 31, 2019 were $25,000 and $25,000, respectively, with accrued interest of $1,069 and $438 at March 31, 2020 and December 31, 2019, respectively.

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

During the three months ended March 31, 2020, there were no conversions. The outstanding balances at March 31, 2020 and December 31, 2019 were $30,000 and $30,000, respectively, with accrued interest of $1,225 and $467 at March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, total convertible debt was $562,495 and $532,616, respectively, net of debt discount of $126,703 and $179,682 at March 31, 2020 and December 31, 2019, respectively. Total accrued interest was $220,286 and $206,234 March 31, 2020 and December 31, 2019, respectively.

Note 7. Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. During the year ended December 31, 2019, the Company recorded debt discount in the amount of $337,496. Amortization of debt discount amounted to $52,978 and $-0- for the three months ended March 31, 2020 and 2019, respectively. Unamortized debt discount at March 31, 2020 and December 31, 2019 were $126,703 and $179,682, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of March 31, 2020 and December 31, 2019, the derivative liability was $1,609,602 and $396,220, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at March 31, 2020:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $0.185 at March 31, 2020.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Derivative Liability (continued)

Variable Conversion Prices - The conversion price was based on: (i) 40% discount to the lowest trading price in the fifteen (15) days prior to the conversion at March 31, 2020 for Fidelis Capital; (ii) 60% multiplied by the lowest trading price during the previous twenty-five (25) trading day period prior to the conversion at March 31, 2020 for Crown Bridge Partners; (iii) the lesser of: (a) the lowest trading price during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this Note, and (b) the variable conversion which shall mean 60% multiplied by the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion at March 31, 2020 for Auctus Fund, LLC.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 211-2192 to 310 days at March 31, 2020.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at March 31, 2020 was 0.17%, based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 611.44% at March 31, 2020.

Note 8 - Advances from Principal Executive Officer and Accrued Interest

The Company also receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At March 31, 2020 and December 31, 2019 $374,137 and $383,717, respectively, was due to such officer, including accrued interest. During the year ended December 31, 2019, the principal executive officer converted $500,000 of deferred compensation for common stock of the Company. As such, as of March 31, 2020 deferred compensation of $295,173 and advances of $204,827 and at December 31, 2019, deferred compensation of $297,513 and advances of $202,487 of the advances, both periods totaling $500,000, were classified as long-term liabilities.

Interest expense is accrued at an average annual market rate of interest which was 3.25% and 4.75% at March 31, 2020 and December 31, 2019, respectively. Interest expense due to such officer was $2,341 and $15,491 for the three months ended March 31, 2020 and 2019, respectively. Accrued interest was $204,827 and $202,487 at March 31, 2020 and December 31, 2019, respectively. No terms for repayment have been established.

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

Note 8 - Advances from Principal Executive Officer and Accrued Interest (continued)

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

On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. This amount was reduced to $500,000 after the PEO converted $500,000 of deferred compensation into 17,000,000 shares of common stock of the Company. As of March 31, 2020 and December 31, 2019, deferred compensation due to the PEO were $370,571 and $345,571, respectively. As of March 31, 2020 and December 31, 2019, $295,173 and $297,513, respectively, of these amounts were classified as a long-term liability.

On January 1, 2019, the CEO amended his employment agreement with the Company for a term of one year expiring December 31, 2019. The agreement primarily retains the terms of the Amended Agreement, but lowers the compensation to $100,000 for the year. Effective July 1, 2019, the Principal Executive Officer agreed to stop deferral of his salary at least through December 31, 2019 as a result of the financial situation of the Company as a result of the Company’s financial condition. Effective January 1, 2020, the CEO’s salary was restated back to $105,000.

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

Note 10 - Operating Lease Liability

The Company leases retail space at two different locations. One lease has monthly payments from $1,350 to $1,665 which expire in May 2024. The second lease has a contingent rental based on 10% of sales. Contingent rentals are not included in operating lease liabilities. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 10% at March 31, 2020.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of March 31, 2020:

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Operating Lease Liability (continued)

2020 remainder	$13,215
2021	18,180
2022	18,900
2023	19,700
2024	6,660
Total minimum lease payments	76,655
Less amounts representing interest	(13,600)
Present value of net minimum lease payments	63,055
Less current portion	(12,302)
Long-term capital lease obligation	$50,753

(1)The above amount does not include contingent rentals which may be paid under lease agreement with Ocean Resort Casino. This rental is based upon 10% of gross sales at this location.

Total rent expense under operating leases for the three months ended March 31, 2020 and 2019 was $10,352 and $14,954, respectively.

Note 10 - Reverse Stock Split

In September 2019, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock split.

Note 11 - Subsequent Events

COVID-19

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses,  customers seeking relief or  extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

PPP Loan

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. In addition, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On April 17, 2020 the Company issued a promissory note (the “Note”) to Columbia Bank in the principal aggregate amount of $18,607.50 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On June 5, 2020 the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Subsequent Events (continued)

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The PPP Loan has a two-year term and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Based on the June 5, 2020 the Paycheck Protection Program Flexibility Act, certain changes will need to be made to the original Note, based on the new law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on May 15, 2020, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease (COVID-19) which in March 2020, was been declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Overview

Sales decreased 45% to $75,393 for the first quarter of 2020. Our retail operations were impacted by the pandemic. However, we are expanding our online presence and have been experiencing some positive results, but it is too early to assess the real impact.  The Company continues to position itself for the future to take advantage of the Bergio brand and establish a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable as we spend our limited resources in building our high-end retail operations. The Company has leveraged itself such that as sales increase a larger portion of dollars will flow to the bottom line.

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

	Three Months Ended
	March 31, 2020	March 31, 2019	Increase (Decrease)	Percent Increase (Decrease)
Sales, net	$ 75,393	$ 137,109	$ (61,716)	(45.0%)

Gross profit	$ 49,087	$ 98,163	$ (49,076)	(50.0%)

Gross profit as a % of sales	65.51	71.6%

	Nine Months Ended
	March 31, 2020	March 31, 2019	Increase (Decrease)	Percent Increase (Decrease)
Sales, net	$ 358,104	$ 272,184	$ 85,920	31.6%

Gross profit	$ 227,426	$ 16,931	$ 210,495	-%

Gross profit as a % of sales	63.5%	6.2%

Sales

Net sales for the quarter ended March 31, 2020 decreased $61,716 (45.0%) to $75,393 as compared to $137,109 for the quarter ended March 31, 2019.  This decrease is mostly attributed impact on the economy and consumer spending as a result of the pandemic. The Company now has two retail stores and hopes to open more in the future.

Gross Profit

Gross profit decreased $49,076 (50%) to $49,087 for the quarter ended March 31, 2020 as compared to $98,163 for the quarter ended March 31, 2019. This decrease primarily is a result of the decrease in sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Selling, General & Administrative Expenses

Total selling, general and administrative expenses increased $67,883 (42.7%) to $228,103 for the quarter ended March 31, 2020 as compared to $160,220 for the three months ended March 31, 2019. This increase in mainly attributed to higher consulting expenses offset partially by lower depreciation and commission expenses. During the quarter the Company incurred $131,180 of consulting expense to provide brand awareness for the Company’s new line of fashion accessories and to develop strategies for global expansion. These services were paid for with the Company’s common stock and did not involve any cash. These services were for six months and these expense are not expected to be significant for the remainder of the year.

Loss from Operations

As a result of the above, we had a loss from operations of $179,016 for the three months ended March 31, 2020 as compared to a loss from operations of $62,057 for the three months ended March 31, 2019.

Other Expense

For the three months ended March 31, 2020 the Company had other expense of $1,291,855 as compared to other expense of $28,791 for the three months ended March 31, 2019. This increase is primarily attributed to change in fair value of derivatives in the amount of $1,213,382.

Net Loss

As a result of the above, we had a net loss $1,470,901 for the three months ended March 31, 2020 as compared to net loss of $90,848 for the three months ended March 31, 2019.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2020, compared to December 31, 2019:

	March 31, 2020	December 31, 2019	Increase/ (Decrease)

Current Assets	$1,306,053	$1,292,464	$13,589

Current Liabilities	$2,854,957	$1,549,570	$(1,305,387)

Working Capital	$(1,548,904)	$(257,106)	$(1,291,798)

At March 31, 2020 the Company had negative working capital of $1,548,904 as compared to negative working capital of $257,106 at December 31, 2019. This decrease in working capital is primarily attributed to an increase in the derivative liability at March 31, 2020 as a result of the higher stock price at March 31, 2020.

During the three months ended March 31, 2020, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the three months ended March 31, 2020, the Company used $11,210 in cash for operations as compared to using $8,060 in cash for operations for the three months ended March 31, 2019. This decrease in cash used in operations is primarily attributed to increase in inventory and prepaid expenses offset mostly by the lower non-cash operating loss and the increase in accounts payable and accrued liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash (used in) provided by investing activities: For the three months ended March 31, 2020, the Company used no cash for investing activities as compared to using $3,100 of cash in investing activities for the three months ended March 31, 2019 as a result of the small purchase of capital assets.

Cash (used in) provided by financing activities: Net cash used in financing activities for the three months ended March 31, 2020 was $11,580 as compared to providing $11,160 for the three months ended March 31, 2019. This decrease is primarily the result of an increase in payments to the Principal Executive Officer for amounts due to him.

Our indebtedness is comprised of loans payable, convertible debt, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of March 31, 2020, total convertible debt was $562,495, net of debt discount of $126,703 at March 31, 2020

Satisfaction of Our Cash Obligations for the Next 12 Months

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

The Company has suffered recurring losses, and has an accumulated deficit of $13,131,356 as of March 31, 2020. As of March 31, 2019, the Company had $562,495, net of debt discount of $126,703, in convertible debentures, some of which are currently due and the Company is currently negotiating terms with the holders of these debentures. At March 31, 2020, the Company also had a stockholders’ deficit of $1,912,517. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2019 consolidated financial statements included in our Annual Report.

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

Item 4. Controls and Procedures (continued)

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 15,,2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On March 27, 2020, we issued 1,160,804 shares of common stock valued at $23,100 to 111 Recovery Corp. for conversion of its convertible debt.

On January 27, 2020, we issued 1,000,000 shares of common stock valued at $37,000 to Betsy Avila for consulting fees.

On January 27, 2020, we issued 1,000,000 shares of common stock valued at $37,000 to Cole Martin for consulting fees

On January 27, 2020, we issued 1,000,000 shares of common stock valued at $37,000 to Patrick Martin for consulting fees

On January 27, 2020, we issued 1,000,000 shares of common stock valued at $37,000 to Dr, Vesthi Avila for consulting fees

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

BERGIO INTERNATIONAL, INC.

Date: June 25, 2020	By: /s/ Berge Abajian

Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)