Form 10-Q/A
period 2020-03-31
Bergio International, Inc.
filed 2020-07-17
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Bergio International, Inc., a Wyoming corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Original 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2020, solely to disclose that the Company had filed the Original 10-Q after the May 14, 2020 deadline applicable to the Company for the filing of a Form 10-Q in reliance on the 45-day extension provided by an order issued by the SEC pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release No. 34-88465 dated March 25, 2020) (the “Order”).

On May 14, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original 10-Q prior to the prescribed May 14, 2020 filing date because the Company’s operations have been impacted by the novel coronavirus disease 2019 ( “COVID-19”). Because of the COVID-19 global pandemic impacting its the Company’s operations as the Company’s retail operations were ordered closed by the Governor of the State of New jersey, management was required to devote additional time and resources to ensure that the Company was able to fund its operations. The reduction in staffing had an impact on the Company’s business and its ability to timely file its quarterly report for the period ended March 31, 2020 (the “10-Q”), The Company was engaged in finalizing the 10-Q immediately prior to May 14, 2020, and subsequently filed the Original 10-Q on June 17, 2020.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original 10-Q. This Amendment should be read in conjunction with the Original 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.

Date: July 17, 2020	By: /s/ Berge Abajian

Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)