Form 10-Q
period 2020-06-30
Bergio International, Inc.
filed 2020-08-14
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 13, 2020 there were 42,566,640 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS:
Current assets:
Cash	$-	$22,790
Accounts receivable, net of allowance for doubtful accounts of $-0- at June 30, 2020 and $-0- at December 31, 2019	98,067	85,711
Inventories	1,159,362	1,165,311
Deferred financing costs	5,142	18,652
Total current assets	1,262,571	1,292,464

Property and equipment, net	110,058	126,682
Operating lease right-of-use assets	60,124	65,835
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,438,581	$1,490,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable and accrued liabilities	$437,581	$349,566
Loans payable	61,108	30,000
Convertible debt	632,150	532,616
Deferred compensation - CEO - current	75,399	48,058
Advances from Principal Executive Officer and accrued interest	159,745	181,230
Derivative liability	471,073	396,220
Operating lease liabilities - current	12,743	11,880
Total current liabilities	1,849,799	1,549,570

Long-term Liabilities:
Deferred compensation - CEO - long-term portion	320,172	297,513
Advances from Principal Executive Officer and accrued interest	179,828	202,487
Operating lease liabilities - long-term	47,381	53,955
Total long-term liabilities	547,381	553,955

Total Liabilities	2,397,180	2,103,525

Commitments and contingencies	-	-

Stockholders' deficit
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares Authorized 26,149,945 and 19,289,141 issued and outstanding, respectively	262	193
Additional paid-in capital	11,263,800	11,047,546
Accumulated deficit	(12,222,661)	(11,660,455)
Total stockholders' deficit	(958,599)	(612,716)

Total liabilities and stockholders' deficit	$1,438,581	$1,490,280

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Sales, net	$77,944	$83,963	$153,337	$221,072

Cost of sales	45,852	41,762	72,158	80,708

Gross profit	32,092	42,201	81,179	140,364

Operating expenses:
Selling, general and administrative expenses	149,742	122,883	377,845	283,103
Total operating expenses	149,742	122,883	377,845	283,103

Loss from operations	(117,650)	(80,682)	(296,666)	(142,739)

Other income (expense)
Interest expense	(27,450)	(30,663)	(46,220)	(59,454)
Derivative expense	(25,000)	-	(25,000)	-
Amortization of debt discount	(52,979)	-	(105,957)	-
Amortization of deferred financing costs	(6,755)	-	(13,510)	-
Change in fair value of derivatives	1,138,529	-	(74,853)	-
Total other income (expense)	1,026,345	(30,663)	(265,540)	(59,454)

Loss before provision for income taxes	908,695	(111,345)	(562,206)	(202,193)

Provision for income taxes	-	-	-	-

Net loss	$908,695	$(111,345)	$(562,206)	$(202,193)

Net loss per common share:
Basic	$0.01	$(0.21)	$(0.02)	$(0.38)
Diluted	$0.01	$(0.21)	$(0.02)	$(0.38)

Weighted average common shares outstanding:
Basic	25,474,171	539,141	23,097,182	539,141
Diluted	82,823,938	539,141	23,097,182	539,141

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at April 1, 2020	24,449,945	$245	$11,218,594	$(13,131,356)	$(1,912,517)

Intrinsic value associated with convertible notes	-	-	25,000	-	25,000
Proceeds from grant	-	-	5,000	-	5,000
Issuance of stock for debt conversion	1,700,000	17	15,206	-	15,223
Net loss	-	-	-	908,695	908,695

Balance at June 30, 2020	26,149,945	$262	$11,263,800	$(12,222,661)	$(958,599)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at April 1, 2019	539,141	$5	$7,984,920	$(8,716,260)	$(731,335)

Net loss	-	-	-	(111,345)	(111,345)

Balance at June 30, 2019	539,141	$5	$7,984,920	$(8,827,605)	$(842,680)

	Preferred Stock
	Shares	Amount
Balance at April 1, 2020	51	$ -

	-	-

Balance at June 30, 2020	51	$ -

	Preferred Stock
	Shares	Amount
Balance at April 1, 2019	51	$ -

	-	-

Balance at June 30, 2019	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2020	19,289,141	$193	$11,047,546	$(11,660,455)	$(612,716)

Stock issued for services	4,000,000	40	147,960	-	148,000
Intrinsic value associated with convertible notes	-	-	25,000	-	25,000
Proceeds from grant	-	-	5,000	-	5,000
Issuance of stock for debt conversion	2,860,804	29	38,294	-	38,323
Net loss	-	-	-	(562,206)	(562,206)

Balance at June 30, 2020	26,149,945	$262	$11,263,800	$(12,222,661)	$(958,599)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2019	539,141	$5	$7,931,013	$(8,625,412)	$(640,487)

Net loss	-	-	-	(202,193)	(202,193)

Balance at June 30, 2019	539,141	$5	$7,931,013	$(8,827,605)	$(842,680)

	Preferred Stock
	Shares	Amount
Balance at January 1, 2020	51	$ -

	-	-

Balance at June 30, 2020	51	$ -

	Preferred Stock
	Shares	Amount
Balance at January 1, 2019	51	$ -

	-	-

Balance at June 30, 2019	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(562,206)	$(202,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,624	35,301
Amortization of deferred financing costs	13,510	-
Amortization of debt discount	105,957	-
Derivative expense	25,000	-
Change in fair value of derivative liabilities	74,853	-
Issuance of stock for services	148,750	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,356)	23,434
Decrease (increase) in inventory	5,949	(10,614)
Increase in deferred compensation	50,000	50,000
Increase in accounts payable and accrued liabilities	119,165	80,653
Net cash used in operating activities	(14,754)	(23,419)

Investing activities:
Capital expenditures	-	(3,100)
Net used in investing activities	-	(3,100)

Financing activities:
Proceeds from loans	31,108	52,260
Proceeds from government grant	5,000	-
Payments to Principal Executive Officer, net	(44,144)	(11,591)
Net (used in) provided by financing activities	(8,036)	40,669

Net change in cash	(22,790)	14,150

Cash - beginning of periods	22,790	-0-

Cash - end of periods	$-0-	$14,150

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for convertible debt and accrued interest	$37,573	$-

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

In September 2019, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock split. In July 2020, the Company filed a Registration Statement on Form S-1 with the purpose of providing funds for its operational plans as well as paying off debt to improve the Company’s financial position. There can be no assurance that the Company can raise sufficient from this offering to fund its plans.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019, and statements of cash flows for the six months ended June 30, 2020 and 2019. These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The December 31, 2019 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2020 (the “Annual Report”).

Impact of the COVID-19 Coronavirus

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, including a significant disruption in consumer demand and accessories,  labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses,  customers seeking relief or  extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment. As such, the comparability of the Company's operating results has been affected by significant adverse impacts related to the COVID-19 pandemic.

The Company has increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Going Concern (continued)

The Company has suffered recurring losses, and has an accumulated deficit of $12,222,661 as of June 30, 2020. As of June 30, 2020, the Company had $632,150 in convertible debentures as well as $61,108 in loans payable. At June 30, 2020, the Company also had a stockholders’ deficit of $958,599. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. The Company has also increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations.

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

During the six months ended June 30, 2020, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

Note 4 - Net Loss per Share

Basic income (loss) per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. Basic net loss per share equaled the diluted loss per share for the six months ended June 30, 2020 and 2019, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 7 below. For the six months ended June 30, 2020, 31,768,560 shares issuable upon the exercise of warrants and conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. For the three months ended June 30, 2019, 616,288 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. In September 2019, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock split.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Net Loss per Share (continued)

The following table sets forth the computation of earnings per share:

	Three Months Ended
	June 30, 2020	June 30, 2019
Basic net loss per share computation:
Net income (loss)	$908,695	$(111,345)
Weighted-average common shares outstanding	25,474,121	539,141
Basic net income (loss) per share	$0.01	$(0.21)

Diluted net loss per share computation:
Net income (loss)	$908,695	$(111,345)
Weighted-average common shares outstanding	25,474,121	539,141
Incremental shares attributable to the shares issuable upon conversion of convertible debt	57,349,817	-
Total adjusted weighted-average shares	82,823,938	539,141
Diluted net income (loss) per share	$0.01	$(0.21)

	Six Months Ended
	June 30, 2020	June 30, 2019
Basic net loss per share computation:
Net loss	$(562,206)	$(202,193)
Weighted-average common shares outstanding	23,097,182	539,141
Basic net loss per share	$(0.02)	$(0.38)

Diluted net loss per share computation:
Net loss	$(562,206)	$(202,193)
Weighted-average common shares outstanding	23,097,182	539,141
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-
Total adjusted weighted-average shares	23,097,182	539,141
Diluted net loss per share	$(0.02)	$(0.38)

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

Beginning six months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the six months ended June 30, 2020, there were no conversions. However, the Company did resolve a minor issue. The outstanding balances at June 30, 2020 and December 31, 2019 were $-0-and $7,123, respectively with accrued interest of $-0- and $54 at June 30, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the six months ended June 30, 2020, there were no conversions. The outstanding balances at June 30, 2020 and December 31, 2019 were $329,175 and $329,175 respectively, with accrued interest of $160,112 and $141,487 at June 30, 2020 and December 31, 2019, respectively.

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

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the six lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the six months ended June 30, 2020, principal of $23,100 was converted into 1,160,804 shares of common stock. The outstanding balance at June 30, 2020 and December 31, 2019 was $14,900 and $38,000, respectively, with accrued interest of $17,786 and $20,411 at June 30, 2020 and December 31, 2019, respectively. The Company is currently negotiating an extension to this note.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Convertible Debt (continued)

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the six months ended June 30, 2020, there were no conversions. The outstanding balance at June 30, 2020 and December 31, 2019 was $33,000 with accrued interest of $31,002 and $31,953 at June 30, 2020 and December 31, 2019, respectively. The Company is currently negotiating an extension to this note.

Sims Investment Holdings, Inc.

During 2018, the Company received $125,000 in the form of a note payable. On July 1, 2019 (“Maturity Date”), the amount was converted into a 10% convertible promissory note.  The principal and accrued interest from the original notes payable become due on July 1, 2019. The note accrues interest on the unpaid principal balance at the rate of 10% per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of 10% per annum from the due date until paid (“Default Interest”). Interest shall be computed on the basis of a 365 day year and the actual number of days elapsed. The note is convertible into shares of the Company’s common stock, at the option of the holder. The conversion price shall be $0.01 per common share. There were no conversions during the six months ended June 30, 2020. The Company is currently in default, and interest accrues at the default interest rate of 10%.  The outstanding balances at June 30, 2020 and December 31, 2019 was $125,000 and $125,000, respectively, with accrued interest of $15,833 and $9,514 at June 30, 2020 and December 31, 2019, respectively.

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

During the six months ended June 30, 2020, principal of $6,900 of accrued interest and fees was converted into 500,000 shares of common stock. The outstanding balances at June 30, 2020 and December 31, 2019 were $125,000 and $125,000, respectively, with accrued interest of $3,700 and $1,910 at June 30, 2020 and December 31, 2019, respectively.

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

During the six months ended June 30, 2020, there were no conversions. The outstanding balances at June 30, 2020 and December 31, 2019 were $25,000 and $25,000, respectively, with accrued interest of $1,701 and $438 at June 30, 2020 and December 31, 2019, respectively.

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

During the six months ended June 30, 2020, there were no conversions. The outstanding balances at June 30, 2020 and December 31, 2019 were $30,000 and $30,000, respectively, with accrued interest of $1,983 and $467 at June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, total convertible debt was $621,150 and $532,616, respectively, net of debt discount of $73,725 and $179,682 at June 30, 2020 and December 31, 2019, respectively. Total accrued interest was $234,322 and $206,234 June 30, 2020 and December 31, 2019, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Convertible Debt (continued)

RB Capital Partners, Inc.

On October 15, 2019, the Company entered into a 10% convertible note in the amount of $25,000 with RB Capital Partners, Inc. The note is payable on demand, but has a period of twelve months. The principal and accrued interest is payable on or before October 15, 2020. At the option of the Holder, but not before six months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a fixed price of $0,001. During the six months ended June 30, 2020, principal of $1,200 was converted into 1,200,000 shares of common stock.  The outstanding balance at June 30, 2020 and December 31, 2019 was $25,000 and $25,000, respectively, with accrued interest of $2,105 and $-0- at June 30, 2020 and December 31, 2019, respectively.

Note 7. Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. During the year ended December 31, 2019, the Company recorded debt discount in the amount of $337,496. Amortization of debt discount amounted to $52,979 and $105,957 for the three and six months ended June 30, 2020 and 2019, respectively, as compared to $-0- and $-0- for the three and six months ended June 30, 2019. Unamortized debt discount at June 30, 2020 and December 31, 2019 were $73,725 and $179,682, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of June 30, 2020 and December 31, 2019, the derivative liability was $471,073 and $396,220, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at June 30, 2020:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $0.0567 at June 30, 2020.

Variable Conversion Prices - The conversion price was based on: (i) 40% discount to the lowest trading price in the fifteen (15) days prior to the conversion at June 30, 2020 for Fidelis Capital; (ii) 60% multiplied by the lowest trading price during the previous twenty-five (25) trading day period prior to the conversion at June 30, 2020 for Crown Bridge Partners; (iii)  the lesser of: (a) the lowest trading price during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this Note, and (b) the variable conversion which shall mean 60% multiplied by the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion at June 30, 2020 for Auctus Fund, LLC.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 120 to 128 days at June 30, 2020.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at June 30, 2020 was 0.16%, based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 676.43% at June 30, 2020.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Loans Payable

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

Coyne Enterprises, Inc.

On May 23, 2019, the Company entered into a loan agreement with Coyne Enterprises, Inc. in the amount of $30,000. The term of the loan was for the period June 1, 2019 through November 30, 2019. The Company continues to negotiate the extension of this loan. Interest accrues at the rate of 6% per annum and is to be paid quarterly. Prepayment or partial payment can be made with no penalty. The outstanding balance at June 30, 2020 and December 31, 2019 was $30,000 and $30,000, respectively, with accrued interest of $1,950 and $1,050 at June 30, 2020 and December 31, 2019, respectively

Trillium Partners LP

On June 16, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $12,500. The loan and accrued interest is due on December 31, 2020. Interest accrues at the rate of 10% per annum. The outstanding balance at June 30, 2020 was $12,000 with accrued interest of $48 at June 30, 2020.

Note 9 - Advances from Principal Executive Officer and Accrued Interest

The Company also receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At June 30, 2020 and December 31, 2019 $339,573 and $383,717, respectively, was due to such officer, including accrued interest. During the year ended December 31, 2019, the principal executive officer converted $500,000 of deferred compensation for common stock of the Company. As such, as of June 30, 2020 deferred compensation of $320,172 and advances of $179,828 and at December 31, 2019, deferred compensation of $297,513 and advances of $202,487 of the advances, both periods totaling $500,000, were classified as long-term liabilities.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Advances from Principal Executive Officer and Accrued Interest (continued)

Interest expense is accrued at an average annual market rate of interest which was 3.25% and 4.75% at June 30, 2020 and December 31, 2019, respectively. Interest expense due to such officer was $4,349 and $6,690 for the three and six months ended June 30, 2020 and 2019, respectively, as compared to $14,053 and $29,453 for the three and six months ended June 30, 2019, respectively. Accrued interest was $209177 and $202,487 at June 30, 2020 and December 31, 2019, respectively. No terms for repayment have been established.

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

On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. This amount was reduced to $500,000 after the PEO converted $500,000 of deferred compensation into 17,000,000 shares of common stock of the Company. As of June 30, 2020 and December 31, 2019, deferred compensation due to the PEO were $395,571 and $345,571, respectively. As of June 30, 2020 and December 31, 2019, $320,172 and $297,513, respectively, of these amounts were classified as a long-term liability.

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

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Operating Lease Liability

The Company leases retail space at two different locations. One lease has monthly payments from $1,350 to $1,665 which expire in May 2024. The second lease has a contingent rental based on 10% of sales. Contingent rentals are not included in operating lease liabilities. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 10% at June 30, 2020.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of June 30, 2020:

2020 remainder	$8,850
2021	18,180
2022	18,900
2023	19,700
2024	6,660
Total minimum lease payments	72,290
Less amounts representing interest	(12,166)
Present value of net minimum lease payments	60,124
Less current portion	(12,743)
Long-term capital lease obligation	$47,381

(1)The above amount does not include contingent rentals which may be paid under lease agreement with Ocean Resort Casino. This rental is based upon 10% of gross sales at this location.

Total rent expense under operating leases for the three and six months ended June 30, 2020 and 2019 was $2,989 and $13,041, respectively, as compared to $12,341 and $27,295 for the three and six months ended June 30, 2019, respectively.

Note 12 - Reverse Stock Split

In September 2019, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock split.

Note 13 - Subsequent Event

On August 13, 2020, the Company has come to an agreement with one its debtors to settle its outstanding convertible debt. Under the terms of the Agreement, the Company and Iliad Research and Trading, L.P. (“Illiad”) agreed to settle approximately $474,000 of convertible debt and accrued interest for a total of $300,000 to be paid in monthly installments of $50,000 beginning September 15, 2020.

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

On August 13, 2020, the Company has come to an agreement with one its debtors to settle its outstanding convertible debt. Under the terms of the Agreement, the Company and Iliad Research and Trading, L.P. (“Illiad”) agreed to settle approximately $474,000 of convertible debt and accrued interest for a total of $300,000 to be paid in monthly installments of $50,000 beginning September 15, 2020.

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, including a significant disruption in consumer demand and accessories,  labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses,  customers seeking relief or  extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment. As such, the comparability of the Company's operating results has been affected by significant adverse impacts related to the COVID-19 pandemic.

The Company has increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Overview

Sales decreased only 7% to $77,944 for the second quarter of 2020 despite the impact of the current pandemic. Our retail operations were impacted by the pandemic. However, we are expanding our online presence and have been experiencing some positive results, but it is too early to assess the real impact. The Company continues to position itself for the future to take advantage of the Bergio brand and establish a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable as we spend our limited resources in building our high-end retail operations. The Company has leveraged itself such that as sales increase a larger portion of dollars will flow to the bottom line.

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

	Three Months Ended
	June 30, 2020	June 30, 2019	Increase (Decrease)	Percent Increase (Decrease)
Sales, net	$ 77,944	$ 83,963	$ (6,019)	(7.2%)

Gross profit	$ 32,092	$ 42,201	$ (10,109)	(24.0%)

Gross profit as a % of sales	41.2	50.3%

	Six Months Ended
	June 30, 2020	June 30, 2019	Increase (Decrease)	Percent Increase (Decrease)
Sales, net	$ 153,337	$ 221,072	$ (67,735)	(30.6%)

Gross profit	$ 81,179	$ 140,364	$ (59,135)	(42.2%)

Gross profit as a % of sales	52.9%	63.5%

Sales

Net sales for the three and six ended June 30, 2020 decreased $6,019 (7.2%) and $67,735 (30.6% to $77,944 and $153,337, respectively as compared to $83,963 and $221,072 for the three and six ended June 30, 2019, respectively. This decrease is mostly attributed impact on the economy and consumer spending as a result of the pandemic. The Company now has two retail stores, which have opened in the third quarter, but the stores still feel the impact of reduced consumer spending. We were able to minimize the impact of the effect on our retail stores by expanding our online presence and have been experiencing some positive results, but it is too early to assess the real impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Gross Profit

Gross profit decreased $10,109 (24%) and $59,135 (42.2%) to $32,092 and $81,179 for the three and six months ended June 30, 2020, respectively, as compared to $42,201 and $140,364 for the three and six months ended June 30, 2019, respectively. This decrease primarily is a result of the decrease in sales.

Selling, General & Administrative Expenses

Total selling, general and administrative expenses increased $26,859 (21.9%) and $94,742 (25.1%) to $149,742 and $377,845 for the three and six quarter ended June 30, 2020 as compared to $122,883 and 4283,103 for the three and six months ended June 30, 2019. This increase in mainly attributed to higher consulting expenses offset partially by lower depreciation and commission expenses. During the six months ended June 30, 2020, the Company incurred $148,000 of consulting expense to provide brand awareness for the Company’s new line of fashion accessories and to develop strategies for global expansion.  These services were paid for with the Company’s common stock and did not involve any cash. These services were for six months and these expense are not expected to be significant for the remainder of the year.

Loss from Operations

As a result of the above, we had losses from operations of $117,650 and $296,666 for the three and six months ended June 30, 2020 as compared to a losses from operations of $80,682 and $142,739 for the three and six months ended June 30, 2019.

Other Expense

For the three months ended June 30, 2020 the Company had other income of $1,026,345 as compared to other expense of $30,663 for the three and six months ended June 30, 2020. This increase is primarily attributed to change in fair value of derivatives. For the six months ended June 30, 2020 the Company had other expense of $265,540 as compared to other expense of $59,454 for the six months ended June 30, 2019. The increase in other expense is primarily attributed to the increase in amortization of debt discount and the change in the fair value of derivatives.

Net Loss

As a result of the above, we had net income $908,695 for the three months ended June 30, 2020 as compared to net loss of $111,345 for the three months ended June 30, 2019. For the six months ended June 30, 2020 we incurred a net loss of $562,206 as compared to a net loss of $202,193 for the six months ended June 30, 2019.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2020, compared to December 31, 2019:

	June 30, 2020	December 31, 2019	Increase/ (Decrease)

Current Assets	$1,262,571	$1,292,464	$(29,893)
Current Liabilities	$1,849,799	$1,549,570	$(300,229)
Working Capital	$(587,228)	$(257,106)	$(330,122)

At June 30, 2020 the Company had negative working capital of $587,228 as compared to negative working capital of $257,106 at December 31, 2019. This decrease in working capital is primarily attributed to an increase in accounts payable and accrued expenses and convertible debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

During the six months ended June 30, 2020, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the six months ended June 30, 2020, the Company used $14,754 in cash for operations as compared to using $23,419 in cash for operations for the six months ended June 30, 2019. This decrease in cash used in operations is primarily attributed to increase in accounts payable and accrued expenses offset partially by the increase in accounts receivable.

Cash (used in) provided by investing activities: For the six months ended June 30, 2020, the Company used no cash for investing activities as compared to using $3,100 of cash in investing activities for the six months ended June 30, 2019 as a result of the small purchase of capital assets.

Cash (used in) provided by financing activities: Net cash used in financing activities for the six months ended June 30, 2020 was $8,036 as compared to providing $40,669 for the six months ended June 30, 2019. This decrease is primarily the result of lower proceeds from loans an increase in payments to the Principal Executive Officer for amounts due to him.

Our indebtedness is comprised of loans payable, convertible debt, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of June 30, 2020, total convertible debt was $632,150, net of debt discount of $73,725 at June 30, 2020.

On August 13, 2020, the Company has come to an agreement with one its debtors to settle its outstanding convertible debt. Under the terms of the Agreement, the Company and Iliad Research and Trading, L.P. (“Illiad”) agreed to settle approximately $474,000 of convertible debt and accrued interest for a total of $300,000 to be paid in monthly installments of $50,000 beginning September 15, 2020.

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

The Company has suffered recurring losses, and has an accumulated deficit of $12,222,661 as of June 30, 2020. As of June 30, 2020, the Company had $632,150 in convertible debentures as well as $61,108 in loans payable. At June 30, 2020, the Company also had a stockholders’ deficit of $958,599. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. The Company has also increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 15, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2020, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On May 1, 2020, we issued 1,200,000 shares of common stock valued at $1,200 to RB Capital Partners, Inc. for conversion of its convertible debt.

On May 22, 2020, we issued 500,000 shares of common stock valued at $6,900 to Auctus Fund, LLC for accrued expenses and fees.

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

BERGIO INTERNATIONAL, INC.

Date: August 14, 2020	By: /s/ Berge Abajian

Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)