Form 10-Q
period 2020-09-30
Bergio International, Inc.
filed 2020-11-16
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 16, 2020 there were 83,255,342 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS:
Current assets:
Cash	$86,309	$22,790
Accounts receivable, net of allowance for doubtful accounts of $-0- at September 30, 2020 and $-0- at December 31, 2019	161,474	85,711
Inventories	1,188,421	1,165,311
Deferred financing costs	3,220	18,652
Total current assets	1,439,424	1,292,464

Property and equipment, net	102,066	126,682
Operating lease right-of-use assets	57,077	65,835
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,604,395	$1,490,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable and accrued liabilities	$235,481	$349,566
Loans payable	465,908	30,000
Convertible debt	323,493	532,616
Deferred compensation - CEO - current	100,399	48,058
Advances from Principal Executive Officer and accrued interest	76,296	181,230
Derivative liability	210,802	396,220
Operating lease liabilities - current	13,198	11,880
Total current liabilities	1,425,577	1,549,570

Long-term Liabilities:
Deferred compensation - CEO - long-term portion	320,172	297,513
Advances from Principal Executive Officer and accrued interest	179,828	202,487
Operating lease liabilities - long-term	43,879	53,955
Total long-term liabilities	543,879	553,955

Total Liabilities	1,969,456	2,103,525

Commitments and contingencies	-	-

Stockholders' deficit
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares Authorized 63,732,292 and 19,289,141 issued and outstanding, respectively	637	193
Additional paid-in capital	11,468,117	11,047,546
Accumulated deficit	(11,833,815)	(11,660,455)
Total stockholders' deficit	(365,061)	(612,716)

Total liabilities and stockholders' deficit	$1,604,395	$1,490,809

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Sales, Net	$137,340	$137,032	$290,677	$358,104

Cost of Sales	29,095	49,970	101,253	130,678

Gross Profit	108,245	87,062	189,424	227,426

Selling, General and Administrative Expenses:
Selling, general and administrative expenses	104,188	106,479	482,033	389,582
Total Selling, General and Administrative Expenses	104,188	106,479	482,033	389,582

Income (Loss) from Operations	4,047	(19,417)	(292,609)	(162,156)

Other Income (Expense)
Interest expense	(16,572)	(32,918)	(62,792)	(92,372)
Derivative expense	(102,285)	-	(127,285)	-
Amortization of debt discount	(65,464)	-	(171,421)	-
Amortization of deferred financing costs	(7,422)	-	(20,932)	-
Gain on extinguishment of debt	223,551		223,551
Change in fair value of derivatives	352,981	-	278,128	-
Total Other Income (Expense)	384,789	(32,918)	(119,249)	(92,372)

Income (Loss) before income taxes	388,846	(52,335)	(173,360)	(254,528)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$388,846	$(52,335)	$(173,360)	$(254,528)

Net Income (Loss) per common share:
Basic	$0.01	$(0.21)	$(0.01)	$(0.38)
Fully diluted	$0.00	$(0.21)	$(0.01)	$(0.38)

Weighted Average Shares Outstanding:
Basic	45,425,191	539,141	34,217,798	539,141
Diluted	166,812,701	539,141	34,217,798	539,141

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at July 1, 2020	26,149,945	$262	$11,263,800	$(12,222,661)	$(958,599)

Intrinsic value associated with convertible notes	-	-	15,000	-	15,000
Issuance of stock for debt conversion	29,571,947	295	133,224	-	133,619
Issuance of common stock for cash	8,010,400	80	55,993		56,073
Net loss	-	-	-	388,846	388,846

Balance at September 30, 2020	63,732,292	$637	$11,468,117	$(11,833,815)	$(365,061)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at July 1, 2019	539,141	$5	$7,984,920	$(8,827,605)	$(842,680)

Net loss	-	-	-	(52,335)	(52,335)

Balance at September 30, 2019	539,141	$5	$7,984,920	$(8,879,940)	$(895,015)

	Preferred Stock
	Shares	Amount
Balance at July 1, 2020	51	$ -

	-	-

Balance at September 30, 2020	51	$ -

	Preferred Stock
	Shares	Amount
Balance at July 1, 2019	51	$ -

	-	-

Balance at September 30, 2019	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2020	19,289,141	$193	$11,047,546	$(11,660,455)	$(612,716)

Stock issued for services	4,000,000	40	147,960	-	148,000
Issuance of stock for debt conversion	32,432,751	324	171,418	-	171,742
Issuance of stock for cash	8,010,400	80	55,993	-	56,073
Intrinsic value associated with convertible notes	-	-	40,000	-	40,000
Proceeds from grant	-	-	5,000		5,000
Net loss	-	-	-	(173,360)	(173,360)

Balance at September 30, 2020	63,732,292	$637	$11,468,117	$(11,833,815)	$(365,061)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2019	539,141	$5	$7,984,920	$(8,625,412)	$(640,487)

Net loss	-	-	-	(254,528)	(254,528)

Balance at September 30, 2019	539,141	$5	$7,984,720	$(8,879,940)	$(895,015)

	Preferred Stock
	Shares	Amount
Balance at January 1, 2020	51	$ -

	-	-

Balance at September 30, 2020	51	$ -

	Preferred Stock
	Shares	Amount
Balance at January 1, 2019	51	$ -

	-	-

Balance at September 30, 2019	51	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(173,360)	$(254,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,616	44,738
Amortization of deferred financing costs	15,432	-
Amortization of debt discount	171,421	-
Derivative expense	127,285	-
Gain on extinguishment of debt	(223,551)	-
Change in fair value of derivative liabilities	(278,128)	-
Issuance of stock for services	151,250	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(75,763)	22,060
Decrease (increase) in inventory	(23,110)	5,284
Increase in deferred compensation	75,000	50,000
Increase in accounts payable and accrued liabilities	(94,499)	112,945
Net cash used in operating activities	(303,407)	(19,501)

Investing activities:
Capital expenditures	-	(3,100)
Net used in investing activities	-	(3,100)

Financing activities:
Proceeds from sale of common stock	56,073	-
Proceeds from loans payable	52,500	45,000
Proceeds from SBA Loan	114,800	-
Proceeds from SBA Loan	18,608	-
Proceeds from convertible debt	117,500	-
Proceeds from government grant	8,000	-
Payments to Principal Executive Officer, net	(556)	(22,399)
Net (used in) provided by financing activities	336,926	22,601

Net change in cash	63,519	-0-

Cash - beginning of periods	22,790	-0-

Cash - end of periods	$86,309	$-0-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for convertible debt and accrued interest	$165,692	$-

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

In September 2019, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data have been adjusted to reflect such stock split. In July 2020, the Company filed a Registration Statement on Form S-1 with the purpose of providing funds for its operational plans as well as paying off debt to improve the Company’s financial position. There can be no assurance that the Company can raise sufficient from this offering to fund its plans.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, and statements of cash flows for the nine months ended September 30, 2020 and 2019. These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2019 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2020 (the “Annual Report”).

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

The Company has suffered recurring losses and has an accumulated deficit of $11,833,815 as of September 30, 2020. As of September 30, 2020, the Company had $323,493 in convertible debentures as well as $465,908 in loans payable. At September 30, 2020, the Company also had a stockholders’ deficit of $365,061. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

During the nine months ended September 30, 2020, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2020 through the issuance of the accompanying financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Net Loss per Share

Basic income (loss) per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. Basic net loss per share equaled the diluted loss per share for the nine months ended September 30, 2020 and 2019, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Note 7 below. For the nine months ended September 30, 2020, 121,387,510 shares issuable upon the exercise of warrants and conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2019, 616,288 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. In September 2019, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data has been adjusted to reflect such stock split.

The following table sets forth the computation of earnings per share:

	Three Months Ended September 30,
	2020	2019
Basic net income (loss) per share computation:
Net income (loss)	$388,846	$(52,335)
Weighted-average common shares outstanding	45,425,191	539,141
Basic net income (loss) per share	$0.01	$(0.21)

Diluted net loss per share computation:
Net income (loss)	$388,846	$(52,335)
Weighted-average common shares outstanding	45,425,191	539,141
Incremental shares attributable to the shares issuable upon conversion of convertible debt	121,387,510	-
Total adjusted weighted-average shares	166,812,701	539,141
Diluted net income (loss) per share	$0.00	$(0.21)

	Nine Months Ended September 30,
	2020	2019
Basic net loss per share computation:
Net loss	$(173,360)	$(254,528)
Weighted-average common shares outstanding	34,217,798	539,141
Basic net loss per share	$(0.01)	$(0.38)

Diluted net loss per share computation:
Net loss	$(173,360)	$(254,528)
Weighted-average common shares outstanding	34,217,798	539,141
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-
Total adjusted weighted-average shares	34,217,798	539,141
Diluted net loss per share	$(0.01)	$(0.38)

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On September 5, 2014, the Company, Fife, Typenex and Iliad Research and Trading, LLP (“Iliad”) entered into an Assignment and Assumption Agreement and Note Purchase Agreement (the “Note Purchase Agreement”) whereby Iliad acquired all of Fife’s and Typenex’s right, title, obligations and interest in, to and arising under the Company Notes (as defined in the Note Purchase Agreement) and the Note Purchase Documents (as defined in the Note Purchase Agreement).

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

Beginning nine months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the nine months ended September 30, 2020, there were no conversions. However, the Company did resolve a minor issue. The outstanding balances at September 30, 2020 and December 31, 2019 were $-0-and $7,123, respectively with accrued interest of $-0- and $54 at September 30, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the nine months ended September 30, 2020, principal of $20,768 was converted into 2,610,000 shares of common stock.

In August 2020, the Company and Iliad entered into a Settlement Agreement. Under the terms of the Agreement, the Company and Iliad agreed to settle approximately $474,000 of convertible debt and accrued interest for a total of $300,000 in a note to be paid in monthly installments of $50,000 beginning September 1, 2020.

The outstanding balances at September 30, 2020 and December 31, 2019 were $250,000 and $329,175 respectively, with accrued interest of $-0- and $141,487 at September 30, 2020 and December 31, 2019, respectively.

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

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the nine lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the nine months ended September 30, 2020, principal of $38,000 was converted into 1,696,054 shares of common stock. The outstanding balance at September 30, 2020 and December 31, 2019 was $-0- and $38,000, respectively, with accrued interest of $-0- and $20,411 at September 30, 2020 and December 31, 2019, respectively. On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the nine months ended September 30, 2020 principal of $33,000 and accrued interest of $4,700 was converted into 9,015,614 shares of common stock. The outstanding balance at September 30, 2020 and December 31, 2019 was $-0- and $33,000, respectively, with accrued interest of $25,001 and $31,953 at September 30, 2020 and December 31, 2019, respectively. The Company is currently negotiating an extension to this note.

Sims Investment Holdings, Inc.

During 2018, the Company received $125,000 in the form of a note payable. On July 1, 2019 (“Maturity Date”), the amount was converted into a 10% convertible promissory note.  The principal and accrued interest from the original note payable became due on July 1, 2019. The note accrues interest on the unpaid principal balance at the rate of 10% per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of 10% per annum from the due date until paid (“Default Interest”). Interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. The note is convertible into shares of the Company’s common stock, at the option of the holder. The conversion price shall be $0.01 per common share. There were no conversions during the nine months ended September 30, 2020. The Company is currently in default, and interest accrues at the default interest rate of 10%. The outstanding balances at September 30, 2020 and December 31, 2019 was $125,000 and $125,000, respectively, with accrued interest of $19,028 and $9,514 at September 30, 2020 and December 31, 2019, respectively.

Auctus Funds, LLC.

On November 6, 2019, the Company entered into a 12% convertible promissory note in the amount of $125,000 with Auctus Fund, LLC. The principal and accrued interest is payable on or before August 20, 2020 and interest accrues at the rate of 12% per annum. Interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum and (ii) the maximum amount permitted under law from the due date thereof until the same is paid (the “Default Interest”). The Holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this note into fully paid and non-assessable shares of common stock.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Convertible Debt (continued)

Auctus Funds, LLC. (continued)

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

During the nine months ended September 30, 2020, principal of $4,001, $2,764 of accrued interest and fees of $750 were converted into 2,408,500 shares of common stock. The outstanding balances at September 30, 2020 and December 31, 2019 were $115,594 and $125,000, respectively, with accrued interest of $1,114 and $1,910 at September 30, 2020 and December 31, 2019, respectively.

Crown Bridge Partners Inc.

On October 29, 2019, the Company entered into a 10% convertible promissory note in the amount of $100,000 with Crown Bridge Partners, LLC. This Note carries a prorated original issue discount of up to $8,000.00 to cover the Holder’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the note, which is included in the principal balance of this note. The holder paid $23,000 for the first tranche ($25,000 less $2,000 discount). The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment as well as any accrued and unpaid interest and other fees. Interest accrues at the rate of 10% per annum and shall be computed on the basis of a 365-day year and the actual number of days elapsed. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate the of lesser of (i) 15% per annum and (ii) the maximum amount permitted under law from the due date thereof until the same is paid (the “Default Interest”). The Holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this note into fully paid and non-assessable shares of common stock.

The conversion price shall mean 60% multiplied by the lowest trading price (representing a discount rate of 40%) during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this note. The conversion price shall be subject to a floor price of $0.000035.

During the nine months ended September 30, 2020, principal of $4,050 and fees of $1,000 were converted into 2,000,000 shares of common stock. The outstanding balances at September 30, 2020 and December 31, 2019 were $20,960 and $25,000, respectively, with accrued interest of $2,318 and $438 at September 30, 2020 and December 31, 2019, respectively.

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

Fidelis Capital, LLC. (continued)

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

During the nine months ended September 30, 2020, principal of $18,500, and $1,995 of accrued interest were converted into 2,720,089 shares of common stock. The outstanding balances at September 30, 2020 and December 31, 2019 were $11,500 and $30,000, respectively, with accrued interest of $416 and $467 at September 30, 2020 and December 31, 2019, respectively.

RB Capital Partners, Inc.

On October 15, 2019, the Company entered into a 10% convertible note in the amount of $25,000 with RB Capital Partners, Inc. The note is payable on demand but has a period of twelve months. The principal and accrued interest is payable on or before October 15, 2020. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a fixed price of $0,001. During the nine months ended September 30, 2020, principal of $2,600 was converted into 2,600,000 shares of common stock. The outstanding balance at September 30, 2020 and December 31, 2019 was $21,200 and $25,000, respectively, with accrued interest of $2,301 and $-0- at September 30, 2020 and December 31, 2019, respectively.

On July 1, 2020, the Company entered into a 10% convertible note in the amount of $25,000 with RB Capital Partners, Inc. The note is payable on demand but has a period of twelve months. The principal and accrued interest is payable on or before October 15, 2020. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a fixed price of $0.50. There were no conversions during the nine months ended September 30, 2020. The outstanding balance at September 30, 2020 was $25,000 with accrued interest of $623 at September 30, 2020.

Power Up Lending Group

On July 13, 2020, the Company entered into a 8% convertible note in the amount of $25,000 with Power Up Lending Group. The principal and accrued interest is payable on or before July 13, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous twenty-five (15) trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the nine months ended September 30, 2020. The outstanding balance at September 30, 2020 was $55,000 with accrued interest of $952 at September 30, 2020.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Convertible Debt (continued)

Gulf Coast M&A Ltd.

On July 8, 2020, the Company entered into a 10% convertible note in the amount of $12,500 with Power Up Lending Group. The principal and accrued interest is payable on or before January 8, 2021. The note may not be prepaid except under certain conditions. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a fixed price of $0,001. There were no conversions during the nine months ended September 30, 2020. The outstanding balance at September 30, 2020 was $12,500 with accrued interest of $288 at September 30, 2020.

As of September 30, 2020, and December 31, 2019, total convertible debt was $323,493 and $532,616, respectively, net of debt discount of $63,261 and $179,682 at September 30, 2020 and December 31, 2019, respectively. Total accrued interest was $49,740 and $206,234 September 30, 2020 and December 31, 2019, respectively. Balances for the period ended September 30, 2020 do not include the Iliad Note which was negotiated into a note payable.

Note 7. Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. During the year ended December 31, 2019, the Company recorded debt discount in the amount of $337,496. During the nine months ended September 30, 2020, the Company recorded debt discount in the amount of $5,000. Amortization of debt discount amounted to $65,464 and $171,421 for the three and nine months ended September 30, 2020, respectively, as compared to $-0- and $-0- for the three and nine months ended September 30, 2019. Unamortized debt discount at September 30, 2020 and December 31, 2019 were $63,261 and $179,682, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of September 30, 2020 and December 31, 2019, the derivative liability was $210,802 and $396,220, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at September 30, 2020:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $0.0035 at September 30, 2020.

Variable Conversion Prices - The conversion price was based on: (i) 60% multiplied by the lowest trading price in the fifteen (15) days prior to the conversion at September 30, 2020 for Fidelis Capital; (ii) 60% multiplied by the lowest trading price during the previous twenty-five (25) trading day period prior to the conversion at September 30, 2020 for Crown Bridge Partners; (iii) the lesser of: (a) the lowest trading price during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this Note, and (b) the variable conversion which shall mean 60% multiplied by the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion at September 30, 2020 for Auctus Fund, LLC; (iv) 60% multiplied by the lowest trading price in the fifteen (15) days prior to the conversion at September 30, 2020 for Power Up Lending Group.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Derivative Liability (continued)

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 28 to 286 days at September 30, 2020.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at September 30, 2020 was 0.12%, based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 659.37% at September 30, 2020.

Note 8 - Loans Payable

PPP Loan

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. In addition, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On April 17, 2020 the Company issued a promissory note (the “Note”) to Columbia Bank in the principal aggregate amount of $18,607.50 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On September 5, 2020 the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The PPP Loan has a two-year term and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Based on the September 5, 2020 the Paycheck Protection Program Flexibility Act, certain changes will need to be made to the original Note, based on the new law.

SBA Loan

On July 6, 2020, the Small Business Association (“SBA”) authorized a loan to Bergio International, Inc. in the amount of $114,900. Installment payments, including principal and interest, will begin twelve months from the date of the note in the amount of $560 each month for a term of thirty (30) years. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balance at September 30, 2020 was $114,900 with accrued interest of $1,015.

Coyne Enterprises, Inc.

On May 23, 2019, the Company entered into a loan agreement with Coyne Enterprises, Inc. in the amount of $30,000. The term of the loan was for the period September 1, 2019 through November 30, 2019. The Company continues to negotiate the extension of this loan. Interest accrues at the rate of 6% per annum and is to be paid quarterly. Prepayment or partial payment can be made with no penalty. The outstanding balance at September 30, 2020 and December 31, 2019 was $30,000 and $30,000, respectively, with accrued interest of $2,400 and $1,050 at September 30, 2020 and December 31, 2019, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Loans Payable (continued)

Trillium Partners LP

On June 16, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $12,500. The loan and accrued interest in due on December 31, 2020. Interest accrues at the rate of 10% per annum. The outstanding balance at September 30, 2020 was $12,000 with accrued interest of $315 at September 30, 2020.

On September 14, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $25,000. The loan and accrued interest in due on March 14, 2021. Interest accrues at the rate of 10% per annum. The outstanding balance at September 30, 2020 was $25,000 with accrued interest of $1 at September 30, 2020.

On September 18, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $15,000. The loan and accrued interest in due on March 18, 2021. Interest accrues at the rate of 10% per annum. The outstanding balance at September 30, 2020 was $25,000 with accrued interest of $82 at September 30, 2020.

Note 9 - Advances from Principal Executive Officer and Accrued Interest

The Company also receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At September 30, 2020 and December 31, 2019 $256,124 and $383,717, respectively, was due to such officer, including accrued interest. During the year ended December 31, 2019, the principal executive officer converted $500,000 of deferred compensation for common stock of the Company.

Interest expense is accrued at an average annual market rate of interest which was 3.25% and 4.75% at September 30, 2020 and December 31, 2019, respectively. Interest expense due to such officer was $3,240 and $10,455 for the three and nine months ended September 30, 2020, respectively, as compared to $14,219 and $43,762 for the three and nine months ended September 30, 2019, respectively. Accrued interest was $212,942 and $202,487 at September 30, 2020 and December 31, 2019, respectively. No terms for repayment have been established.

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

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Advances from Principal Executive Officer and Accrued Interest (continued)

On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. This amount was reduced to $500,000 after the PEO converted $500,000 of deferred compensation into 17,000,000 shares of common stock of the Company in 2019. As of September 30, 2020 and December 31, 2019, deferred compensation due to the PEO were $420,571 and $345,571, respectively.

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

As of September 30, 2020, deferred compensation of $320,172 and advances of $179,828 and at December 31, 2019, deferred compensation of $297,513 and advances of $202,487 of the advances, both periods totaling $500,000, were classified as long-term liabilities.

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

Note 11 - Operating Lease Liability

The Company leases retail space at two different locations. One lease has monthly payments from $1,350 to $1,665 which expire in May 2024. The second lease has a contingent rental based on 10% of sales. Contingent rentals are not included in operating lease liabilities. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 10% at September 30, 2020.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Operating Lease Liability (continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of September 30, 2020:

2020 remainder	$4,425
2021	18,180
2022	18,900
2023	19,700
2024	6,660
Total minimum lease payments	67,865
Less amounts representing interest	(10,787)
Present value of net minimum lease payments	57,077
Less current portion	(13,198)
Long-term capital lease obligation	$43,879

(1)The above amount does not include contingent rentals which may be paid under lease agreement with Ocean Resort Casino. This rental is based upon 10% of gross sales at this location.

Total rent expense under operating leases for the three and nine months ended September 30, 2020 and 2019 was $12,323 and $25,364, respectively, as compared to $15,724 and $43,019 for the three and nine months ended September 30, 2019, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Overview

Sales were stable for the quarter ended September 30, 2020 as compared to the same quarter last year despite the impact of the current pandemic. Our retail operations have impacted by the pandemic. We continue to evaluate our initiatives. We have held special events and expanded our marketing efforts within the confines of our available resources. We are expanding our online presence and have been experiencing some positive results, but it is too early to assess the real impact.  The Company continues to position itself for the future to take advantage of the Bergio brand and establish a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable as we spend our limited resources in building our high-end retail operations. The Company has leveraged itself such that as sales increase a larger portion of dollars will flow to the bottom line.

The Company continues to pursue additional financing opportunities and have initiate measures to strengthen our financial position. As a result, we have accomplished the following:

•We have negotiated some of our convertible debt.

•Pursuant to a Settlement Agreement, Livingston Asset Management acquired $362,285 (the “Claim Amount”) of Company liabilities from certain creditors. In satisfaction of the Claim Amount, the Company agreed to issue shares of the Company’s common stock in one or more tranches to Livingston in the manner contemplated in the Settlement Agreement and Stipulation Agreement. The effect of this will be to convert debt to equity.

•Filed a S-1 registration statement with the SEC. The Company has received limited proceeds from this offering.

•Raised additional funding from loans.

These events have allowed us to reduce our debt and also provide limited funding for operations. We continue to pursue other opportunities. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Three Months Ended
	September 30, 2020	September 30, 2019	Increase (Decrease)	Percent Increase (Decrease)
Sales, net	$ 137,340	$ 137,032	$ 308	0.2%

Gross profit	$ 108,245	$ 87,062	$ 21,183	24.3%

Gross profit as a % of sales	78.8	63.5%

	Nine Months Ended
	September 30, 2020	September 30, 2019	Increase (Decrease)	Percent Increase (Decrease)
Sales, net	$ 290,677	$ 358,104	$ (67,427)	(18.8%)

Gross profit	$ 189,424	$ 227,426	$ (38,002)	(16.7%)

Gross profit as a % of sales	65.2%	63.5%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Sales

Net sales for the three months ended September 30, 2020 increased $308 (0.2%) to $137,340 as compared to $137,032. This modest increase is the result of our retail stores allowed to open, promotional events, efforts on our wholesale operations and the beginning of newly designed website. This has all been accomplished despite the pandemic. Net sales for the nine months ended September 30, 2020 decreased $67,427 (18.8%) to $290,677 as compared to $358,104 for the nine ended September 30, 2019.This decrease is mostly attributed impact on the economy and consumer spending as a result of the pandemic. The Company now has two retail stores, which have opened in the third quarter, but the stores still feel the impact of reduced consumer spending. We were able to minimize the impact of the effect on our retail stores by our efforts on our wholesale operations, expanding our online presence, but it is too early to assess the real impact.

Gross Profit

Gross profit increased $21,183 (24.3%) to $108,245 for the three months ended September 30, 2020 as compared to $87,062 for the three months ended September 30, 2019. This increase primarily is a result of improved margins. For the three months ended September 30, 2020, gross margin was 78.8% of sales as compared to 63.5% for the three months ended September 30, 2019. Gross profit decreased $38,002 (16.7%) to $189,424 for the nine months ended September 30, 2020 as compared to $227,426 for the nine months ended September 30, 2019. This decrease primarily is a result of the decrease in sales.

Selling, General & Administrative Expenses

Total selling, general and administrative expenses decreased $2,291 (2.2%) to $104,188 for the three months ended September 30, 2020 as compared to $106,479 for the nine months ended September 30, 2019. This modest decrease is due to lower expenses as a result of the pandemic. Total selling, general and administrative expenses increased $92,451 (23.7%) to $482,033 for the three months ended September 30, 2020 as compared to $389,582 for the nine months ended September 30, 2019. crease in mainly attributed to higher consulting expenses offset partially by lower depreciation and commission expenses. During the nine months ended September 30, 2020, the Company incurred $148,000 of consulting expense to provide brand awareness for the Company’s new line of fashion accessories and to develop strategies for global expansion. These services were paid for with the Company’s common stock and did not involve any cash.

Income (Loss) from Operations

As a result of the above, we had income from operation of $4,057 for the three months ended September 30, 2020 as compared to a loss from operations of $19,417 and $296,666 for the three months ended September 30, 2019. For the nine months ended September 30, 2020 the Company had a loss from operations of $292,609 as compared to a loss of $162,156 for the nine months ended September 30, 2019.

Other Expense

For the three months ended September 30, 2020 the Company had other income of $384,789 as compared to other expense of $32,918 for the three months ended September 30, 2019. This increase is primarily attributed to change in fair value of derivatives and the gain on the extinguishment of debt. For the nine months ended September 30, 2020 the Company had other income of $119,249 as compared to other expense of $92,372 for the nine months ended September 30, 2019. The decrease in other expense is primarily attributed to the increase in in the gain on extinguishment of debt.

Net Income (Loss)

As a result of the above, we had net income $388,846 for the three months ended September 30, 2020 as compared to net loss of $52,335 for the three months ended September 30, 2019. For the nine months ended September 30, 2020 we incurred a net loss of $173,360 as compared to a net loss of $254,528 for the nine months ended September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2020, compared to December 31, 2019:

	September 30, 2020	December 31, 2019	Increase/ (Decrease)

Current Assets	$1,439,424	$1,292,464	$146,960
Current Liabilities	$1,425,577	$1,549,570	$123,993
Working Capital	$13,847	$(257,106)	$270,953

At September 30, 2020 the Company had positive working capital of $13,847 as compared to negative working capital of $257,106 at December 31, 2019. This increase in working capital is primarily attributed to an increase in cash and accounts receivable and reduction in liabilities.

During the nine months ended September 30, 2020, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the nine months ended September 30, 2020, the Company used $303,407 in cash for operations as compared to using $19,501 in cash for operations for the nine months ended September 30, 2019. This increase in cash used in operations is primarily attributed to decrease in accounts payable and accrued expenses, higher operating loss and an increase in accounts receivable and inventories.

Cash (used in) provided by investing activities: For the nine months ended September 30, 2020, the Company used no cash for investing activities as compared to using $3,100 of cash in investing activities for the nine months ended September 30, 2019 as a result of the small purchase of capital assets.

Cash provided by financing activities: Net provided by financing activities for the nine months ended September 30, 2020 was $239,888 as compared to providing $22,601 for the nine months ended September 30, 2019. This increase is primarily the result of increases in funds raised proceeds from government loans, loans payable, sale of common stock offset partially by an increase in payments to the Principal Executive Officer for amounts due to him.

Our indebtedness is comprised of loans payable, convertible debt, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of September 30, 2020, total convertible debt was $632,150, net of debt discount of $73,725 at September 30, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Satisfaction of Our Cash Obligations for the Next 12 Months (continued)

The Company has suffered recurring losses and has an accumulated deficit of $11,833,815 as of September 30, 2020. As of September 30, 2020, the Company had $323,493 in convertible debentures as well as $465,908 in loans payable.  At September 30, 2020, the Company also had a stockholders’ deficit of $365,061. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On July 7, 2020, we issued 535,250 shares of common stock valued at $11,347 to 111 Recovery Corp. for conversion of its convertible debt.

On July 8, 2020, we issued 1,300,000 shares of common stock valued at $1,300 to RB Capital Partners for conversion of its convertible debt.

On July 8, 2020, we issued 1,285,714 shares of common stock valued at $12,000 to Fidelis Capital for conversion of its convertible debt and accrued interest.

On July 14, 2020, we issued 1,460,700 shares of common stock valued at $3,506 to Auctus Fund, LLC for conversion of accrued interest and fees.

On July 15, 2020, we issued 1,434,375 shares of common stock valued at $6,885 to Fidelis Capital for conversion of its convertible debt and accrued interest.

On July 15, 2020, we issued 1,453,125 shares of common stock valued at $9,300 to 111 Recovery Corp. for conversion of its convertible debt.

On July 16, 2020, we issued 2,610,000 shares of common stock valued at $20,768 to Iliad Research and Trading, LLP for conversion of its convertible debt.

On July 23, 2020, we issued 1,442,308 shares of common stock valued at $7,500 to 111 Recovery Corp. for conversion of its convertible debt.

On July 23, 2020, we issued 1,808,000 shares of common stock valued at $5,405 to Auctus Fund, LLC for conversion of its convertible debt.

On July 28, 2020, we issued 1,300,000 shares of common stock valued at $1,300 to RB Capital Partners for conversion of its convertible debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued).

On July 30, 2020, we issued 1,783,784 shares of common stock valued at $6,600 to 111 Recovery Corp. for conversion of its convertible debt.

On August 14, 2020, we issued 2,117,647 shares of common stock valued at $7,200 to 111 Recovery Corp. for conversion of its convertible debt and accrued interest.

On September 1, 2020, we issued 3,583,400 shares of common stock valued at $25,084 to Trillium Partners for the purchase of common stock of the Company.

On September 2, 2020, we issued 2,218,750 shares of common stock valued at $7,100 to 111 Recovery Corp. for conversion of its convertible debt and accrued interest.

On September 4, 2020, we issued 2,408,500 shares of common stock valued at $7,515 to Auctus Fund, LLC for conversion of its convertible debt and accrued interest.

On September 11, 2020, we issued 2,206,897 shares of common stock valued at $6,400 to 111 Recovery Corp. for accrued interest.

On September 11, 2020, we issued 4,427,000 shares of common stock valued at $30,989 to Trillium Partners for the purchase of common stock of the Company.

On September 14, 2020, we issued 2,000,000 shares of common stock valued at $5,040 to Crown Bridge Capital for conversion of its convertible debt and accrued interest.

On September 16, 2020, we issued 2,206,897 shares of common stock valued at $6,400 to 111 Recovery Corp. for conversion of accrued interest.

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

BERGIO INTERNATIONAL, INC.

Date: November 16, 2020	By: /s/ Berge Abajian

Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)