Form 10-K
period 2020-12-31
Bergio International, Inc.
filed 2021-03-18
CIK 1431074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock $.00001 par value

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock (par value $0.00001 per share) held by non-affiliates on June 30, 2020 (the last business day of our most recently completed second fiscal quarter) was $5,146,981 using the closing price on June 30, 2020.

As of March 15, 2021, the registrant had 162,193,157 shares of common stock, par value $0.00001 per share, outstanding.

Documents Incorporated By Reference:  None.

i

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects are uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. The forward-looking statements in this Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

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

The Bergio brand is our most important asset. The Bergio brand is associated with high-quality, handcrafted and individually designed pieces with European sensibility, Italian craftsmanship and a bold flair for the unexpected.  Bergio, is one of the most coveted brands of fine jewelry. Established in 1995, Bergio’s signature innovative design, coupled with extraordinary diamonds and precious stones, earned the company recognition as a highly sought-after purveyor of rare and exquisite treasures from around the globe. As President, CEO and Head Designer of Bergio, Berge Abajian performs a highly successful balancing act, accomplished with equal parts precision and passion. An informed and inspirational leader, Berge directs the company with the eye and soul of a designer and the mind of a businessman. The role that is perhaps closest to his heart, however, is that of designer. With family jewelry roots reaching back the 1930s, Berge is a third-generation jeweler and a purist when it comes to design. Berge’s understanding of every aspect, in both design and manufacturing, creates collections that are nothing short of peerless in craftsmanship and style. Berge creates a collection; he looks well beyond the drawing board. Berge focuses on the woman who will ultimately wear his pieces, bringing to creation a magnificent piece of jewelry that reflects the beauty and vitality a woman possesses. Bergio creations are a seamless blend of classic elegance and subtle flair, adding to a woman’s charm while never overpowering her.

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

On March 5, 2014, the Company formed a wholly owned subsidiary called Crown Luxe, Inc. in the State of Delaware (“Crown Luxe”). Crown Lux was established to operate the Company’s first retail store, which was opened in Bergen County, New Jersey in the fourth quarter of 2014.

During the fall of 2018, we opened our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. We are also contemplating the opening of new stores in the future.

The Company’s plan is also to expand its online presence and take advantage of the Bergio Brand.

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age”), pursuant to which the shareholders of Digital Age  agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed wholly-owned subsidiary of the Company known as Aphrodite’s Marketing, Inc., a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing, Inc. (See Note to the Consolidated Financial Statements for additional detail and Form 8-K file with the SEC on February 17, 2021.

The funding for this acquisition will be a combination of proceeds from the issuance of common stock from our S-1 Registration Statement and debt.

Aphrodite is expected to increase our online presence and provide for expansion of the Bergio Brand. Aphrodite is a one-stop shop for jewelry, gifts, and surprises for any occasion. The online store provides for a unique gifting experience in the ecommerce space. With their technological experience in ecommerce, we expect to grow the Bergio Brand, and in conjunction with Bergio’s design expertise and years of experience in the jewelry industry, we believe we can successfully grow the business We are now amassing one of the best teams and technology in this space.

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

Principal Products and Services

Our products consist of a wide range of unique jewelry styles and designs made from precious metals such as gold, platinum and Karat gold, as well as other precious stones. We continuously innovate and change our designs based upon consumer trends. As a result of new designs being created, we believe we are able to differentiate ourselves from our competition and strengthen our brands. We sell our products to our customers at price points that reflect the market price of the base material as well as design and processing fees.

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

PART I (continued)

Marketing and Distribution

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially designed handbags manufactured in Florence Italy also this year we introduced our silver Fashion Line which completed the Brand. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products.

It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals and opening online shopping gives us an extreme reach into different markets and support our retail operations.

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

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age”), pursuant to which the shareholders of Digital Age  agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed wholly-owned subsidiary of the Company known as Aphrodite’s Marketing, Inc. Aphrodite is expected to increase our online presence and provide for expansion of the Bergio Brand. Aphrodite is a one-stop shop for jewelry, gifts, and surprises for any occasion (See

Note to the Consolidated Financial Statements for additional detail and Form 8-K file with the SEC on February 17, 2021.

Customers

During the year ended December 31, 2020, the Company had two customers, each over 5% of sales, which accounted for 23% of total sales. No other single customer accounted for over 5% or more of our annual sales.

During the year ended December 31, 2019, the Company had four customers, each over 5% of sales, which accounted for 32% of total sales. No other single customer accounted for over 5% or more of our annual sales.

As of December 31, 2020, accounts receivable, net amounted to only $100,255 and three customers represented 89% of this balance.

As of December 31, 2019, accounts receivable, net amounted to only $85,711 and two customers represented 84% of this balance.

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

Employees

As of March 15, 2021, Bergio International, Inc, excluding Aphrodite’s Marketing, had 3 full-time employees and 2 part-time employees. Our current employees are sales and marketing personnel. No personnel are covered by a collective bargaining agreement. We use the services of independent consultants and contractors from time to time when needed.

Environmental Regulation and Compliance

The United States environmental laws do not materially impact our manufacturing as we are using state of the art equipment that complies with all relevant environmental laws.

Approximately 5% of the Company’s manufacturing is contracted to quality suppliers in the vicinity of Valenza, Italy, with the remaining 95% of setting and finishing work being conducted in our Fairfield, New Jersey facility. The setting and finishing work done in our New Jersey facility involves the use of precision lasers, rather than using old soldering procedures which uses gas and oxygen to assemble different elements. Soap and water is used as a standard to clean the jewelry. Also, a standard polishing compound is used for the finishing work, but it does not have a material impact on our cost and effect of compliance with environmental laws.

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

The Company has suffered recurring losses. As of December 31, 2020, the Company had limited cash on hand and $153,870 in convertible debt and loans payable.  At December 31, 2020, the Company also had a stockholders’ deficit of $171,078. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

Management plans to achieve profitability by increasing its business through opening additional retail stores and expanding its online presence. There can be no assurance that the Company can raise the required capital to support operations or increase sales to achieve profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

THERE IS A RISK ASSOCIATED WITH COVID-19

The Company’s operations were and may be continued to be affected by the recent and ongoing outbreak of the coronavirus disease (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

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

BECAUSE WE INTEND TO OPEN NEW RETAIL STORES AND SUCH ACTIVITY INVOLVES A NUMBER OF RISKS, OUR BUSINESS MAY SUFFER.

We may consider acquisitions of assets or other business.  Any acquisition or opening of another retail store or other operations involves a number of risks that could fail to meet our expectations and adversely affect our profitability.  For example:

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

If these problems arise, we may not realize the expected benefits of an acquisition.

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

BECAUSE WE DEPEND ON OUR ABILITY TO IDENTIFY AND RESPOND TO FASHION TRENDS, IF WE MISJUDGE THESE TRENDS, OUR ABILITY TO MAINTAIN AND GAIN MARKET SHARE WILL BE AFFECTED.

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

WE MAY NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, AS NEEDED, THE FUTURE GROWTH OF OUR BUSINESS AND OPERATIONS COULD BE SEVERELY LIMITED.

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

THERE IS LIMITED LIQUIDITY ON THE PINK SHEETS, WHICH ENHANCES THE VOLATILE NATURE OF OUR EQUITY.

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2020, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Currently, we lease 200 square feet in Fairfield, NJ for our offices. The lease expired August 31, 2010 and is being renewed on a month-to-month basis.

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

Years Ended December 31,
2020	High	Low
First Quarter	$0.190	$0.030
Second Quarter	0.200	0.033
Third Quarter	0.050	0.004
Fourth Quarter	0.017	0.004
2019
First Quarter	$1.00	$1.00
Second Quarter	1.00	1.00
Third Quarter	1.00	0.12
Fourth Quarter	0.20	0.03

b) Holders

As of December 31, 2020, the Company had approximately 41 shareholders of record of its issued and outstanding common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2020, we had an incentive stock and award plan under which 200,000 shares had been reserved for issuance. The following table shows information with respect this plan as of the fiscal year ended December 31, 2020:

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

On March 27, 2020, we issued 1,160,804 shares of common stock valued at $23,100 to 111 Recovery Corp. for conversion of its convertible debt.

On January 27, 2020, we issued 1,000,000 shares of common stock valued at $37,000 to Betsy Avila for consulting fees.

On January 27, 2020, we issued 1,000,000 shares of common stock valued at $37,000 to Cole Martin for consulting fees.

On January 27, 2020, we issued 1,000,000 shares of common stock valued at $37,000 to Patrick Martin for consulting fees.

On January 27, 2020, we issued 1,000,000 shares of common stock valued at $37,000 to Dr, Vesthi Avila for consulting fees.

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

On October 7, 2020, we issued 4,609,000 shares of common stock valued at $32,263 to Trillium Partners for the purchase of common stock of the Company.

On October 9, 2020, we issued 3,410,399 shares of common stock valued at $6,753 to Auctus Fund, LLC for the conversions of its convertible stock and accrued interest.

On October 22, 2020, we issued 3,000,000 shares of common stock valued at $3,255 to Crown Bridge Capital for the conversions of its convertible stock and accrued interest.

On October 27, 2020, we issued 3,142,857 shares of common stock valued at $6,600 to 111 Recovery Corp. for conversion of accrued interest.

On October 30, 2020, we issued 3,857,143 shares of common stock valued at $8,100 to 111 Recovery for conversion of accrued interest.

On November 2, 2020, we issued 3,887,096 shares of common stock valued at $7,697 to Auctus Fund, LLC for the conversions of its convertible stock and accrued interest.

On November 4, 2020, we issued 4,723,500 shares of common stock valued at $8,462 to Auctus Fund, LLC for the conversions of its convertible stock and accrued interest.

On November 3, 2020, we issued 1,500,212 shares of common stock valued at $3,901 to 111 Recovery for conversion of accrued interest.

On November 3, 2020, we issued 3,500,000 shares of common stock valued at $24,500 to Continuation Capital for the purchase of common stock. conversion of accrued interest.

On November 24, 2020, we issued 4,736,300 shares of common stock valued at $9,947 to Auctus Fund, LLC for the conversions of its convertible stock and accrued interest.

On December 15, 2020, the Company retired to treasury 17,000,000 shares that were issued to Berge Abajian, the Company’s CEO, that were issued to him for conversion of $500,000 of stockholders loan that was initiated earlier in 2020.

On December15, 2020, we issued 8,175,000 shares of common stock valued at $57,225 to Trillium Partners for the purchase of common stock of the Company.

On September 11, 2020, we issued 8,175,000 shares of common stock valued at $57,225 to Trillium Partners for the purchase of common stock of the Company.

Rule 10B-18 Transactions

During the year ended December 31, 2020, there were no repurchases of the Company’s common stock by the Company.

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

On March 5, 2014, the Company formed a wholly owned subsidiary called Crown Luxe, Inc. in the State of Delaware (“Crown Luxe”). Crown Lux was established to operate the Company’s first retail store, which was opened in Bergen County, New Jersey in the fourth quarter of 2014.

During the fall of 2018, we opened our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. We are also contemplating the opening of new stores in the future.

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age”), pursuant to which the shareholders of Digital Age  agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed wholly-owned subsidiary of the Company known as Aphrodite’s Marketing, Inc., a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing, Inc. (See Note to the Consolidated Financial Statements for additional detail and Form 8-K file with the SEC on February 17, 2021.

The funding for this acquisition will be a combination of proceeds from the issuance of common stock from our S-1 Registration Statement and debt.

Aphrodite is expected to increase our online presence and provide for expansion of the Bergio Brand. Aphrodite is a one-stop shop for jewelry, gifts, and surprises for any occasion. The online store provides for a unique gifting experience in the ecommerce space. With their technological experience in ecommerce, we expect to grow the Bergio Brand, and in conjunction with Bergio’s design expertise and years of experience in the jewelry industry, we believe we can successfully grow the business We are now amassing one of the best teams and technology in this space.

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

The Company’s retail operations have been and continue to be affected by the recent and ongoing outbreak of the coronavirus disease (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

Results of Operations - For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Overview

Sales were stable for the year ended December 31, 2020 as compared to the prior year despite the impact of the current pandemic. Our retail operations have severely impacted by the pandemic. We continue to evaluate our initiatives. We have held special events and expanded our marketing efforts within the confines of our available resources. We are expanding our online presence and have been experiencing some positive results. As discussed in our Plan of Operation above we acquired 51% ownership of Aphrodite’s Marketing (Aphrodite”). Aphrodite is expected to increase our online presence and provide for expansion of the Bergio Brand. Aphrodite is a one-stop shop for jewelry, gifts, and surprises for any occasion.  The Company continues to position itself for the future to take advantage of the Bergio brand and establish a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable as we spend our limited resources in building our high-end retail operations. The Company has leveraged itself such that as sales increase a larger portion of dollars will flow to the bottom line.

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

•Filed a S-1 registration statement with the SEC. The Company has received proceeds from this offering.

•Raised additional funding from loans.

These events have allowed us to reduce our debt and provide limited funding for operations. We continue to pursue other opportunities. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We continue to believe that our plan to establish a chain of retail stores in strategic markets will be step in the right direction.

Sales

Net sales for year ended December 31, 2020 decreased $16,175 (2.7%) to $584,806, as compared to $600,981 for the year ended December 31, 2019. This decrease is mostly attributed impact on the economy and consumer spending because of the pandemic. The Company was forced to close its retail stores for a period of time. The Company now has two retail stores, which have opened in the third quarter, but the stores still feel the impact of reduced consumer spending. We were able to minimize the impact of the effect on our retail stores by our efforts on our wholesale operations, expanding our online presence, but it is too early to assess the real impact.

Gross Profit

Gross profit for the year ended December 31, 2020 decreased $38,758 (10.2%) to $341,118 as compared to $379,876 for the year ended December 31, 2019. This decrease in gross profit is primarily due to the change in sales mix as our retail sales have declined which yields a higher gross profit than our wholesale business. Gross profit as a percentage of sales was 58.3% for the year ended December 31, 2020 as compared to 63.2% for the year ended December 31, 2019.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $78,900 (15.0%) to $604,852 for the year ended December 31, 2020 as compared to $525,952 for the year ended December 31, 2019. This increase is attributed to higher consulting expenses, partially offset by lower rent, travel, depreciation and commission expenses. The Company incurred $148,000 of consulting expense to provide brand awareness for the Company’s new line of fashion accessories and to develop strategies for global expansion.  These services were paid for with the Company’s common stock and did not involve any cash.

Loss from Operations

As a result of the above, the Company had a loss from operations in the amount of $263,734 for the year ended December 31, 2020 as compared to $146,076 for the year ended December 31, 2019.

Other Expense

For the year ended December 31, 2020, the Company had other income of $115,684 as compared to other expense of $2,888,967 for the year ended December 31, 2019. This increase is mostly attributed to the gain on the extinguishment of debt in the amount  of $32,676 for the year ended December 31, 2020 as compared  to a loss on the extinguishment of debt for the year ended December 31, 2019 in the amount of $2,290,000.

Net Loss

As a result of the above, the Company had a net loss of $148,050 or the year ended December 31, 2020 as compared to $3,035,043 for the year ended December 31, 2019.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2020, compared to December 31, 2019.

	December 31, 2020	December 31, 2019	Increase/ (Decrease)
Current Assets	$1,321,632	$1,292,464	$29,168

Current Liabilities	$1,106,318	$1,549,570	$443,242

Working Capital	$215,314	$(257,106)	$472,4720

Our working capital was $215,314 at December 31, 2020 as compared to negative working capital of $257,106 at December 31, 2019. This increase is primarily attributed to lower accounts payable and accrued liabilities, convertible debt and advances from stockholder offset partially by an increase in loans payable.

During the year ended December 31, 2020, the Company had a net increase in cash of $47,291. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2020, the Company used $180,102 in cash for operations as compared to $84,954 in cash for the year ended December 31, 2019. This increase in cash used in operations is mostly attributed to decrease in accounts payable and accrued liabilities offset partially by the increase in deferred compensation.

Cash used in investing activities. For the year ended December 31, 2020, the Company used $-0- in investing activities as compared to using $7,572 for the year ended December 31, 2019 as result of the decrease in the acquisition of capital assets.

Cash provided financing activities. For the year ended December 31, 2020 the Company provided $227,393 in financing activities as compared to $115,316 in cash for financing activities for the year ended December 31, 2019. This increase is primarily the result of an increase in proceeds from convertible debt, loans payable partially and proceeds from the sale of stock offset by higher payments of loans payable and advances from stockholder.

Our indebtedness is comprised of various convertible debt and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Debt

The Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of December 31, 2020, the Company had outstanding convertible debt in the amount of $232,870.

Loans Payable

The Company has loans payable of $312,300 at December 31, 2020.

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

The Company has suffered recurring losses, and at December 31, 2020, the Company had a stockholders’ deficit of $171,048. As of December 31, 2020, the Company had only $70,081 cash on hand and $545,170 in convertible debt and loans payable on December 31, 2020. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age”), pursuant to which the shareholders of Digital Age  agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed wholly-owned subsidiary of the Company known as Aphrodite’s Marketing, Inc., a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing, Inc. (See Note to the Consolidated Financial Statements for additional detail and Form 8-K file with the SEC on February 17, 2021.

The funding for this acquisition will be a combination of proceeds from the issuance of common stock from our S-1 Registration Statement and debt.

Aphrodite is expected to increase our online presence and provide for expansion of the Bergio Brand. Aphrodite is a one-stop shop for jewelry, gifts, and surprises for any occasion. The online store provides for a unique gifting experience in the ecommerce space. With their technological experience in ecommerce, we expect to grow the Bergio Brand, and in conjunction with Bergio’s design expertise and years of experience in the jewelry industry, we believe we can successfully grow the business We are now amassing one of the best teams and technology in this space. However, there can be no assurance that this venture will be successful or that the Company can raise the required capital to fund this operation.

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

Accounts receivable - the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results. Management has provided an allowance for doubtful accounts of $-0- at December 31, 2020 and $-0- at December 31, 2019.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2020, the fair value of short-term financial instruments including accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity.  The fair value of property and equipment is estimated to approximate its net book value.  The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bergio International, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

March 17, 2021

BERGIO INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS:
Current assets:
Cash	$70,081	$22,790
Accounts receivable, net of allowance for doubtful accounts of $-0- at December 31, 2020 and $-0- at December 31, 2019	100,255	85,711
Inventories	1,143,037	1,165,311
Prepaid expenses	6,668	-
Deferred financing costs	1,591	18,652
Total current assets	1,321,632	1,292,464

Operating lease right-of-use assets	53,955	65,835
Property and equipment, net	94,144	126,682
Investment in unconsolidated affiliate	5,828	5,828

Total assets	$1,475,559	$1,490,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable and accrued liabilities	$189,341	$349,566
Loans payable	312,300	30,000
Convertible debt	232,870	532,616
Operating lease liabilities - current	13,665	11,880
Advances from Principal Executive Officer and accrued interest	31,313	181,230
Deferred compensation - PEO - current	125,399	48,058
Derivative liability	201,430	396,220
Total current liabilities	1,106,318	1,549,570

Long-term Liabilities:
Deferred compensation - PEO- long-term portion	320,172	297,513
Operating lease liabilities - long-term	40,289	53,955
Advances from Principal Executive Officer and accrued interest	179,828	202,487
Total long-term liabilities	540,289	553,955

Total Liabilities	1,646,607	2,103,525

Commitments and contingencies

Stockholders' deficit
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 1,000,000,000 shares authorized, 90,823,799 and 19,289,141 issued and outstanding, respectively	908	193
Treasury stock	103,700	-
Additional paid-in capital	11,532,849	11,047,546
Accumulated deficit	(11,808,505)	(11,660,455)
Total stockholders' deficit	(171,048)	(612,716)

Total liabilities and stockholders' deficit	$1,475,559	$1,490,809

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the years ended December 31,
	2020	2019

Net sales	$584,806	$600,981

Cost of sales	243,688	221,105

Gross margin	341,118	379,876

Operating expenses:
Selling, general and administrative	604,852	525,952

Total operating expenses	604,852	525,952

Loss from operations	(263,734)	(146,076)

Other income (expense):
Interest expense	(100,056)	(120,725)
Amortization of debt discount	(205,448)	(32,814)
Amortization of deferred financing costs	(31,186)	(4,208)
Change in fair value of derivatives	474,775	319,633
Forgiveness of PPP loan	18,608	-
Forgiveness of convertible debt	50,000	-
Derivative expense	(127,285)	(660,853)
Gain (loss) on extinguishment of debt	36,276	(2,390,000)

Total other income (expense)	115,684	(2,888,967)

Loss before provision for income taxes	(148,050)	(3,035,043)

Provision for income taxes	-	-

Net loss	$(148,050)	$(3,035,043)

Basic loss per common share	$(0.00)	$(0.83)
Diluted loss per common share	$(0.00)	$(0.83)

Weighted average number of shares outstanding Basic and diluted	86,018,507	3,641,196

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

As of December 31, 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit

Balance at January 1, 2019	51	$-	5,391,410,725	$53,912	$7,931,013	$-	$(8,625,412)	$(640,487)

Reverse split	-	-	(5,390,871,584)	(53,907)	53,907	-	-	-
Intrinsic value associated with convertible notes	-	-	-	-	157,496	-	-	157,496
Conversion of deferred compensation to common stock	-	-	17,000,000	170	2,889,830	-	-	2,890,000
Issuance of stock for debt conversion	-	-	1,750,000	18	15,300	-	-	15,318
Net loss	-	-	-	-	-	-	(3,035,043)	(3,035,043)

Balance at December 31, 2019	51	-	19,289,141	193	11,047,546	-	(11,660,455)	(612,716)

Intrinsic value associated with convertible notes	-	-	-	-	40,000	-	-	40,000
Stock issued for services	-	-	4,000,000	40	147,960	-	-	148,000
Proceeds from grants	-	-	-	-	8,000	-	-	8,000
Issuance of stock for cash	-	-	24,294,400	243	169,818	-	-	170,061
Retired to shares to treasury stock that were issued to the Company’s CEO	-	-	(17,000,000)	(170)	(103,530)	103,700	-	-
Issuance of stock for debt conversion	-	-	60,240,258	602	223,055		-	223,657
Net loss	-	-	-	-	-		(148,050)	(148,050)

Balance at December 31, 2020	51	$-	90,823,799	$908	$11,532,849	$-	$(11,808,505)	$(171,048)

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(148,050)	$(3,035,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,538	53,947
Provision for bad debts	-	-
Issuance of stock for services	148,000	-
Change in fair value of derivatives	(474,775)	(319,633)
Derivative expense	127,285	660,853
Amortization of right of use assets	11,880	2,712
Deferred financing costs	31,186	4,208
Amortization of debt discount	205,448	32,814
Forgiveness of debt	(68,608)
(Gain) loss on extinguishment of debt	(36,276)	2,390,000
Changes in assets and liabilities:
Accounts receivable	(14,544)	(46,357)
Inventories	22,274	50,670
Prepaid and other current assets	(6,668)
Deferred compensation	100,000	50,000
Operating lease obligations	(11,880)	(2,712)
Accounts payable and accrued liabilities	(97,912)	73,587
Net cash used in operating activities	(180,102)	(84,954)

Cash flows from investing activities:
Acquisition of property and equipment	-	(7,572)
Net cash used in investing activities	-	(7,572)

Cash flows from financing activities:
Proceeds from loan payable	190,908	30,000
Proceeds from convertible debt	196,500	157,140
Proceeds from sale of stock	170,061	-
Payment of loans payable	(140,000)
Payments of convertible debt	(17,500)	-
(Payments) advances from stockholder and accrued interest, net	(172,576)	(71,824)
Net cash provided by financing activities	227,393	115,316

Net increase in cash	47,291	22,790
Cash, beginning of year	22,790	-
Cash, end of year	$70,081	22,790

Supplemental cash flow information:
Cash paid for taxes	$-	-
Cash paid for interest	$6,000	58,038

Supplemental non-cash information
Issuance of convertible debt for deferred financing costs	$-	22,860
Debt discount from fair value of imbedded derivative	55,000	337,496
Reclassification of loan payable to convertible debt	-	125,000
Issuance of common stock for convertible debt and accrued interest	$223,657	15,318

The accompanying notes are an integral part of the consolidated financial statements.

BERGIO INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Note 1. Business, Organization, and Liquidity

Business and Organization

Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc. On October 21, 2009, as a result of a Share Exchange Agreement, the corporation’s name was changed to Bergio International, Inc. The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered in Fairfield, New Jersey. The Company also two retail stores located in Closter, NJ and Atlantic City, NJ. The Company’s intent is to take advantage of the Bergio brand and establish a chain of retail stores worldwide and increase its online presence. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores.

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

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age”), pursuant to which the shareholders of Digital Age  agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed wholly-owned subsidiary of the Company known as Aphrodite’s Marketing, Inc., a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing, Inc. (See Note to the Consolidated Financial Statements for additional detail and Form 8-K filed with the SEC on February 17, 2021. The funding for this acquisition will be a combination of proceeds from the issuance of common stock from our S-1 Registration Statement and debt.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of December 31, 2020, the results of operations for the years ended December 31, 2020 and 2019, and statements of cash flows for the years ended December 31, 2020 and 2019. The financial statements have been prepared in accordance with the requirements of Form 10-K.

Impact of the COVID-19 Coronavirus

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease  (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, including a significant disruption in consumer demand and accessories, labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses, customers seeking relief or  extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment. As such, the comparability of the Company's operating results has been affected by significant adverse impacts related to the COVID-19 pandemic.

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

The Company has suffered recurring losses, and at December 31, 2020, the Company had a stockholders’ deficit of $171,048. As of December 31, 2020, the Company had only $70,081 cash on hand and $545,170 in convertible debt and loans payable on December 31, 2020. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age”), pursuant to which the shareholders of Digital Age  agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed wholly-owned subsidiary of the Company known as Aphrodite’s Marketing, Inc., a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing, Inc. (See Note to the Consolidated Financial Statements for additional detail and Form 8-K file with the SEC on February 17, 2021.

The funding for this acquisition will be a combination of proceeds from the issuance of common stock from our S-1 Registration Statement and debt.

Aphrodite is expected to increase our online presence and provide for expansion of the Bergio Brand. Aphrodite is a one-stop shop for jewelry, gifts, and surprises for any occasion. The online store provides for a unique gifting experience in the ecommerce space. With their technological experience in ecommerce, we expect to grow the Bergio Brand, and in conjunction with Bergio’s design expertise and years of experience in the jewelry industry, we believe we can successfully grow the business. We are now amassing one of the best teams and technology in this space. However, there can be no assurance that this venture will be successful or that the Company can raise the required capital to fund this operation.

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

Fair Value of Financial Instruments:

The Company estimates that the fair value of all financial instruments at December 31, 2020 and, 2019, as defined in FASB ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the balance sheets as of December 31, 2020 and 2019 for cash, accounts receivable, inventories and accounts payable and loans payable approximate the fair value because of the immediate or short-term maturity of these financial instruments. Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

Accounting for Income Taxes:

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740, “Income Taxes”. Deferred tax assets arise from a variety of sources, the most significant being as follows: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized for financial reporting purposes but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2020 and 2019, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2020 and 2019.

Cash and Cash Equivalents:

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2020 and December 31, 2019.

Accounts Receivable:

Accounts receivable are generated from sales of fine jewelry to retail outlets throughout the United States. At December 31, 2020 and December 31, 2019, accounts receivable were substantially comprised of balances due from retailers.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. The Company historically has been able to collect the accounts receivable balance during a period of nine months to a year. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $-0- and $-0-, respectively.

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

Inventories:

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale. Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. The estimate is based, in part, on the Company’s forecasts of future sales and age of inventory.

Subsequent Events:

The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2020 through the issuance of the accompanying financial statements.

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

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the years ended December 31, 2020 and 2019.

Investment in Unconsolidated Affiliates:

The Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost. At December 31, 2020 and December 31, 2019, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

Equity-Based Compensation:

The Company accounts for equity-based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation: Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of common stock issued for compensation is measured at the market price on the date of grant. The fair value of the Company’s equity instruments, other than common stocks, is estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to pay cash for the goods or services instead of paying with or using the equity instrument.

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

Note 3. Basic and Diluted Income (Loss) Per Share

Net loss per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net loss divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The dilutive effect of outstanding warrants, options, and/or conversions is reflected in earnings per share by use of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise. For the years ended December 31. 2020 and 2019, basic net loss per share equaled the diluted loss per share, since the effect of shares potentially issuable upon exercise or conversion was anti-dilutive. For the years ended December 31, 2020 and 2019, 92,755,675 and 10,108,052 shares, respectively, issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

	December 31, 2020	December 31, 2019
Basic net loss per share computation:
Net loss	$(148,050)	$(3,035,043)
Weighted-average common shares outstanding	47,238,741	3,641,196
Basic net loss per share	$(0.00)	$(0.83)
Diluted net loss per share computation:
Net loss	$(148,050)	$(3,035,043)
Weighted-average common shares outstanding:	47,238,741	3,641,196
Incremental shares attributable to the assumed exercise of outstanding stock options and warrants	--	--
Total adjusted weighted-average shares	47,238,741	3,641,196
Diluted net loss per share	$(0.00)	$(0.83)

Note 4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2020	2019

Leasehold improvements	$356,693	$356,693
Office and equipment	566,308	566,308
Selling equipment	8,354	8,354
Furniture and fixtures	18,487	18,487

Total at cost	949,842	949,842
Less: Accumulated depreciation & amortization	(855,698)	(823,160)

	$94,144	$126,682

Depreciation and amortization expense related to the assets above for the years ended December 31, 2020 and 2019 was $32,538 and $53,947, respectively.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2020	2019

Accounts payable	$164,841	$102,779
Accrued interest	21,835	207,284
Accrued liabilities - other	2,665	39,503

	$189,341	$349,566

Note 6. Related Party

Advances from Principal Executive Officer and Accrued Interest

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2020 and December 31, 2019, $211,141 and $383,717, respectively, was due to such officer, including accrued interest. On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. During the year ended December 31, 2019, the principal executive officer converted $500,000 of deferred compensation for common stock of the Company. As of December 31, 2020, deferred compensation of $320,172 and $179,828 of the advances, totaling $500,000, was classified as a long-term liability. Interest expense is accrued at an average annual market rate of interest which was 3.25% and 4.75% at December 31, 2020 and December 31, 2019, respectively. Interest expense due to such officer was $52,494 and $45,392 for the years ended December 31, 2020 and 2019, respectively. Accrued interest was $216,527 and $202,487 at December 31, 2020 and 2019, respectively. No terms for repayment have been established.

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

Effective September 1, 2011, the Company and PEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock. However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $445,571 and $345,571 for the periods ended December 31, 2020 and December 31, 2019, respectively. This amount was reduced to $500,000 after the PEO converted $500,000 of deferred compensation into 17,000,000 shares of common stock of the Company. The CEO in December 2020 returned these shares to the Company. As of December 31, 2020 and 2019, $320,172 and $297,513, respectively, of these amounts were classified as a long-term liability.

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

Beginning nine months after October 17, 2014 and on the same day each month thereafter, the Company shall make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company has the right to prepay the Note at 135% of the outstanding balance at the time of prepayment. During the year ended December 31, 2020, there were no conversions. However, the Company did resolve a minor issue. The outstanding balances at December 31, 2020 and

December 31, 2019 were $-0-and $7,123, respectively with accrued interest of $-0- and $54 at December 31, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2014, the Company drew down an additional $314,703. During the year ended December 31, 2020, principal of $20,768 was converted into 2,610,000 shares of common stock.

In August 2020, the Company and Iliad entered into a Settlement Agreement. Under the terms of the Agreement, the Company and Iliad agreed to settle approximately $474,000 of convertible debt and accrued interest for a total of $300,000 in a note to be paid in monthly installments of $50,000 beginning September 1, 2020.

The outstanding balances at December 31, 2020 and December 31, 2019 were $150,000 and $329,175 respectively, with accrued interest of $-0- and $141,487 at December 31, 2020 and December 31, 2019, respectively.

111 Recovery Corp.

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

On March 11, 2015, the Company entered into an 8% convertible note in the amount of $38,000 with Vis Vires Group, Inc. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the nine lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the year ended December 31, 2020, principal of $38,000 was converted into 1,696,054 shares of common stock. The outstanding balance at December 31, 2020 and December 31, 2019 was $-0- and $38,000, respectively, with accrued interest of $-0- and $20,411 at December 31, 2020 and December 31, 2019, respectively.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the year ended December 31, 2020 principal and accrued interest of $37,700 was converted into 9,015,614 shares of common stock. The outstanding balance at December 31, 2020 and December 31, 2019 was $-0- and $33,000, respectively, with accrued interest of $13,000 and $31,953 at December 31, 2020 and December 31, 2019, respectively.

Sims Investment Holdings, Inc.

During 2018, the Company received $125,000 in the form of a note payable. On July 1, 2019 (“Maturity Date”), the amount was converted into a 10% convertible promissory note.  The principal and accrued interest from the original note payable became due on July 1, 2019. The note accrues interest on the unpaid principal balance at the rate of 10% per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of 10% per annum from the due date until paid (“Default Interest”). Interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. The note is convertible into shares of the Company’s common stock, at the option of the holder. The conversion price shall be $0.01 per common share. There were no conversions during the year ended December 31, 2020. The Company is currently in default, and interest accrues at the default interest rate of 10%. During the year ended December 31, 2020, the note was exchanged for payment of accounts receivable for jewelry that was purchased from the Company. The outstanding balances at December 31, 2020 and December 31, 2019 were $-0- and $125,000, respectively, with accrued interest of $-0- and $9,514 at December 31, 2020 and December 31, 2019, respectively.

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

During the year ended December 31, 2020, principal, accrued interest and fees of $56,185 were converted into 22,484,495, shares of common stock. The outstanding balances at December 31, 2020 and December 31, 2019 were $91,399 and $125,000, respectively, with accrued interest of $-0- and $1,910 at December 31, 2020 and December 31, 2019, respectively.

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

During the year ended December 31, 2020, principal, accrued interest and fees of $8,295 were converted into 5,000,000 shares of common stock. The outstanding balances at December 31, 2020 and December 31, 2019 were $18,705 and $25,000, respectively, with accrued interest of $2,742 and $438 at December 31, 2020 and December 31, 2019, respectively.

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

During the year ended December 31, 2020, principal and accrued interest of $20,495 were converted into 2,720,089 shares of common stock. The outstanding balances at December 31, 2020 and December 31, 2019 were $-0- and $30,000, respectively, with accrued interest of $-0- and $467 at December 31, 2020 and December 31, 2019, respectively.

RB Capital Partners, Inc.

On October 15, 2019, the Company entered into a 10% convertible note in the amount of $25,000 with RB Capital Partners, Inc. The note is payable on demand but has a period of twelve months. The principal and accrued interest is payable on or before October 15, 2020. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a fixed price of $0,001. During the year ended December 31, 2020, principal of $3,800 was converted into 3,800,000 shares of common stock.

On July 1, 2020, the Company entered into a 10% convertible note in the amount of $25,000 with RB Capital Partners, Inc. The note is payable on demand but has a period of twelve months. The principal and accrued interest is payable on or before October 15, 2020. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a fixed price of $0.50. There were no conversions during the year ended December 31, 2020.

On August 10, 2020, the Company entered into a 10% convertible note in the amount of $25,000 with RB Capital Partners, Inc. The note is payable on demand but has a period of twelve months. The principal and accrued interest is payable on or before October 15, 2020. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a fixed price of $0.50. There were no conversions during the year ended December 31, 2020.

RB Capital Partners, Inc.

On November 11, 2020, RB Partners and the Company entered into an agreement whereas the Company agreed to allow RB Partners to convert $6,000 at $0.001 and issue 6,000,000 shares and pay the balance of the note in the amount of $18,000. RB Partners agreed to release the Company of any remaining obligations on the remaining two notes of $25,000 each.

The outstanding balances due to RB Partners at December 31, 2020 and December 31, 2019 were $18,000 and $25,000, respectively, with accrued interest of $-0- and $-0- at December 31, 2020 and December 31, 2019, respectively. The Company also has committed to allow RB Partners to convert $6,000 at $0.001 and issue 6,000,000 at a later date.

Power Up Lending Group

On July 13, 2020, the Company entered into a 8% convertible note in the amount of $55,000 with Power Up Lending Group. The principal and accrued interest is payable on or before July 13, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous twenty-five (15) trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the year ended December 31, 2020. The outstanding balance at December 31, 2020 was $55,000 with accrued interest of $2,061 at December 31, 2020.

On October 26, 2020, the Company entered into a 8% convertible note in the amount of $44,000 with Power Up Lending Group. The principal and accrued interest is payable on or before October 26, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous twenty-five (15) trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the year ended December 31, 2020. The outstanding balance at December 31, 2020 was $44,000 with accrued interest of $636 at December 31, 2020.

On November 9, 2020, the Company entered into a 8% convertible note in the amount of $35,000 with Power Up Lending Group. The principal and accrued interest is payable on or before October 26, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous twenty-five (15) trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the year ended December 31, 2020. The outstanding balance at December 31, 2020 was $35,000 with accrued interest of $399 at December 31, 2020.

Gulf Coast M&A Ltd.

On July 8, 2020, the Company entered into a 10% convertible note in the amount of $12,500 with Power Up Lending Group. The principal and accrued interest is payable on or before January 8, 2021. The note may not be prepaid except under certain conditions. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a fixed price of $0,001. There were no conversions during the year ended December 31, 2020. During the year ended December 31, 2020, the note was exchanged for payment of accounts receivable for jewelry that was purchased from the Company. The outstanding balance at December 31, 2020 was $-0- with accrued interest of $-0- December 31, 2020.

As of December 31, 2020, and December 31, 2019, total convertible debt was $232,870 and $532,616, respectively, net of debt discount of $29,234 and $63,261 at December 31, 2020 and December 31, 2019, respectively. Total accrued interest was $19,579 and $206,234 at December 31, 2020 and December 31, 2019, respectively. Balances for the period ended December 31, 2020 do not include the Iliad Note which was negotiated into a note payable.

Note 8. Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. During the years ended December 31, 2020 and 2019, the Company recorded debt discount in the amounts of $55,000 and $337,496, respectively. Amortization of debt discount amounted to $205,448 and $32,814 for the years ended December 31, 2020 and 2019, respectively. Unamortized debt discount at December 31, 2020 and 2019, were $29,234 and $179,682, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of December 31, 2020 and December 31, 2019, the derivative liability was $201,430 and $396,220, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at December 31, 2020:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $.0049 at December 31, 2020.

Variable Conversion Prices - The conversion price was based on: (i) 60% multiplied by the lowest trading price during the previous twenty-five (25) trading day period prior to the conversion at December 31, 2020 for Crown Bridge Partners; (ii)  the lesser of: (a) the lowest trading price during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this Note, and (b) the variable conversion which shall mean 60% multiplied by the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion at December 31, 2020 for Auctus Fund, LLC; 37% discount to the lowest trading price in the fifteen (15) days prior to the day that the Holder requests conversion for Power Up Lending.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 90 to 194 days at December 31, 2020.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk-free rate at December 31, 2020 was 0.10%, based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 417.76% at December 31, 2020.

Note 9 - Loans Payable

PPP Loan

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. In addition, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act on April 24, 2020, which increased funding provided by the CARES Act. On April 17, 2020 the Company issued a promissory note (the “Note”) to Columbia Bank in the principal aggregate amount of $18,608 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On September 5, 2020 the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The PPP Loan had a two-year term and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Based on the September 5, 2020 the Paycheck Protection Program Flexibility Act, certain changes will need to be made to the original Note, based on the new law. As of December 31, 2020, the PPP Loan was forgiven by the SBA.

SBA Loan

On July 6, 2020, the Small Business Association (“SBA”) authorized a loan to Bergio International, Inc. in the amount of $114,900. Installment payments, including principal and interest, will begin twelve months from the date of the note in the amount of $560 each month for a term of thirty (30) years. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balance at December 31, 2020 was $114,900 with accrued interest of $2,101.

Coyne Enterprises, Inc.

On May 23, 2019, the Company entered into a loan agreement with Coyne Enterprises, Inc. in the amount of $30,000. The term of the loan was for the period September 1, 2019 through November 30, 2019. The Company continues to negotiate the extension of this loan. Interest accrues at the rate of 6% per annum and is to be paid quarterly. Prepayment or partial payment can be made with no penalty. During the year ended December 31, 2020, the Company made payments in the amount of $15,000. The outstanding balances at December 31, 2020 and December 31, 2019 were $15,000 and $30,000, respectively, with accrued interest of $155 and $1,050 at December 31, 2020 and December 31, 2019, respectively.

Trillium Partners LP

On June 16, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $12,500. The loan and accrued interest in due on December 31, 2020. Interest accrues at the rate of 10% per annum. The outstanding balance at December 31, 2020 was $15,000 with accrued interest of $363 at December 31, 2020. The Company is negotiating an extension to the loan.

On September 14, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $25,000. The loan and accrued interest in due on March 14, 2021. Interest accrues at the rate of 10% per annum. During the year ended December 31, 2020, the note was exchanged for payment of accounts receivable for jewelry that was purchased from the Company. The outstanding balance at December 31, 2020 was $-0- with accrued interest of $-0- at December 31, 2020.

On September 18, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $15,000. The loan and accrued interest in due on March 18, 2021. Interest accrues at the rate of 10% per annum. The outstanding balance at December 31, 2020 was $15,000 with accrued interest of $378 at December 31, 2020.

NJEDA Small Business Emergency Loan

On November 27, 2020, the NJ Economic Development Authority (“NJEDA”) was granted a loan in the amount of $5,000 because of the loss of revenue due to COVID-19.

Note 10. Stockholders’ Equity

The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.00001 per share and 51 shares of preferred stock, par value $0.00001 per share. At December 31, 2020 and December 31, 2019, there were 90,823,799 and 19,289,141 common shares issued and outstanding, respectively. On April 3, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to reduce the par value of all shares of common stock and preferred stock from $0.001 to $0.00001 per share. On February 26, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock of the Company to 6,000,000,000 shares. Effective on October 14, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-1,000 reverse stock split of the Company’s common stock. In September 2019, Bergio International, Inc. filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-10,000 reverse stock split of the Company’s common stock. All share and per share data have been adjusted to reflect such stock split. The Company also amended its certificate of incorporation to change the authorized shares to 1,000,000,000.

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

For the year ended December 31, 2020, the Company issued the following shares of common stock:

1)On March 27, 2020, we issued 1,160,804 shares of common stock valued at $23,100 to 111 Recovery Corp. for conversion of its convertible debt.

2)On January 27, 2020, we issued 1,000,000 shares of common stock valued at $37,000 to Betsy Avila for consulting fees.

3)On January 27, 2020, we issued 1,000,000 shares of common stock valued at $37,000 to Cole Martin for consulting fees.

4)On January 27, 2020, we issued 1,000,000 shares of common stock valued at $37,000 to Patrick Martin for consulting fees.

5)On January 27, 2020, we issued 1,000,000 shares of common stock valued at $37,000 to Dr, Vesthi Avila for consulting fees.

6)On May 1, 2020, we issued 1,200,000 shares of common stock valued at $1,200 to RB Capital Partners, Inc. for conversion of its convertible debt.

7)On May 22, 2020, we issued 500,000 shares of common stock valued at $6,900 to Auctus Fund, LLC for accrued expenses and fees.

8)On July 30, 2020, we issued 1,783,784 shares of common stock valued at $6,600 to 111 Recovery Corp. for conversion of its convertible debt.

9)On August 14, 2020, we issued 2,117,647 shares of common stock valued at $7,200 to 111 Recovery Corp. for conversion of its convertible debt and accrued interest.

10)On September 1, 2020, we issued 3,583,400 shares of common stock valued at $25,084 to Trillium Partners for the purchase of common stock of the Company.

11)On September 2, 2020, we issued 2,218,750 shares of common stock valued at $7,100 to 111 Recovery Corp. for conversion of its convertible debt and accrued interest.

12)On September 4, 2020, we issued 2,408,500 shares of common stock valued at $7,515 to Auctus Fund, LLC for conversion of its convertible debt and accrued interest.

13)On September 11, 2020, we issued 2,206,897 shares of common stock valued at $6,400 to 111 Recovery Corp. for accrued interest.

14)On September 11, 2020, we issued 4,427,000 shares of common stock valued at $30,989 to Trillium Partners for the purchase of common stock of the Company.

15)On September 14, 2020, we issued 2,000,000 shares of common stock valued at $5,040 to Crown Bridge Capital for conversion of its convertible debt and accrued interest.

16)On September 16, 2020, we issued 2,206,897 shares of common stock valued at $6,400 to 111 Recovery Corp. for conversion of accrued interest.

17)On October 7, 2020, we issued 4,609,000 shares of common stock valued at $32,263 to Trillium Partners for the purchase of common stock of the Company.

18)On October 9, 2020, we issued 3,410,399 shares of common stock valued at $6,753 to Auctus Fund, LLC for the conversions of its convertible stock and accrued interest.

19)On October 22, 2020, we issued 3,000,000 shares of common stock valued at $3,255 to Crown Bridge Capital for the conversions of its convertible stock and accrued interest.

20)On October 27, 2020, we issued 3,142,857 shares of common stock valued at $6,600 to 111 Recovery Corp. for conversion of accrued interest.

21)On October 30, 2020, we issued 3,857,143 shares of common stock valued at $8,100 to 111 Recovery for conversion of accrued interest.

22)On November 2, 2020, we issued 3,887,096 shares of common stock valued at $7,697 to Auctus Fund, LLC for the conversions of its convertible stock and accrued interest.

23)On November 4, 2020, we issued 4,723,500 shares of common stock valued at $8,462 to Auctus Fund, LLC for the conversions of its convertible stock and accrued interest.

24)On November 3, 2020, we issued 1,500,212 shares of common stock valued at $3,901 to 111 Recovery for conversion of accrued interest.

25)On November 3, 2020, we issued 3,500,000 shares of common stock valued at $24,500 to Continuation Capital for the purchase of common stock of the Company.

26)On November 24, 2020, we issued 4,736,300 shares of common stock valued at $9,947 to Auctus Fund, LLC for the conversions of its convertible stock and accrued interest.

27)On December 15, 2020, the Company retired to treasury 17,000,000 shares that were issued to Berge Abajian, the Company’s CEO, that were issued to him for conversion of $500,000 of stockholders loan that was initiated earlier in 2020.

28)On December 15, 2020, we issued 8,175,000 shares of common stock valued at $57,225 to Trillium Partners for the purchase of common stock of the Company.

29)On September 11, 2020, we issued 8,175,000 shares of common stock valued at $57,225 to Trillium Partners for the purchase of common stock of the Company.

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

Note 11. Income Taxes

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

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$1,447,335	$1,407,182
Startup costs	-	1,827
Deferred compensation	133,671	103,671
Depreciation	-	(38,004)
Deferred tax asset	1,581,006	1,474,676
Less valuation allowance	(1,581,006)	(1,474,676)

Deferred tax asset, net	$--	$--

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset.

A reconciliation of the income tax (benefit) provision at the statutory Federal tax rate of 21% and 321%, respectively, for the years ended December 31, 2020 and 2019 to the income tax (benefit) provision recognized in the financial statements is as follows:

	December 31, 2020	December 31, 2019
U.S. statutory rate	(21%)	(21%)
Income tax expenses - state and local, net of federal benefit	6%	6%
Change in valuation allowance	15%	15%

Effective tax rate	--	--

Note 12. Commitments

Business Interruption

The Company has been impacted by public health crises beyond its control. The pandemic caused the Company to close its retail stores for a period of time which negatively impacted sales of its products. The Company’s customers and suppliers also experienced similar disruption. In December 2019, a novel strain of the Coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, which has evolved into a pandemic. This situation and preventative or protective actions that governments have taken to counter the effects of the pandemic have resulted in a period of business disruption, including delays in shipments of products and raw materials. COVID-19 has spread to over 175 countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. To the extent the impact of COVID-19 continues or worsens, the demand for the Company’s products may be negatively impacted. COVID-19 has also impacted the Company’s sales efforts as it has been forced to shut down its two New Jersey retail stores. The Company’s ability to promote sales through promotional activities has also been constrained. Trade shows and sales conferences, major events used to introduce and sell the Company’s products, have been postponed indefinitely. The length and severity of the pandemic also affected the Company’s wholesale sales, which in turn resulted in reduced sales and a lower gross margin.

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

Note 14. Significant Customer Concentrations

During the year ended December 31, 2020, the Company had two customers, each over 5% of sales, which accounted for 23% of total sales. No other single customer accounted for over 5% or more of our annual sales.

During the year ended December 31, 2019, the Company had four customers, each over 5% of sales, which accounted for 32% of total sales. No other single customer accounted for over 5% or more of our annual sales.

As of December 31, 2020, accounts receivable, net amounted to only $100,255 and three customers represented 89% of this balance.

As of December 31, 2019, accounts receivable, net amounted to only $85,711 and two customers represented 84% of this balance.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2020 and December 31, 2019. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2020	Level I	Level II	Level III	Total

Derivative liability	$-	$201,430	$-	$201,430
Total liabilities	$-	$201,430	$-	$201,430

December 31, 2019	Level I	Level II	Level III	Total

Derivative liability	$-	$396,220	$-	$396,220
Total Liabilities	$-	$396,220	$-	$396,220

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities for the years ended December 31, 2020 and 2019 as well as the unrealized gains or losses included in income.

	December 31,	December 31,
	2020	2019

Fair value at beginning of period	$396,220	$-0-

New issuances	55,000	715,853
Gain on extinguishment of debt	224,985	-
Change in fair value	(474,775)	(319,633)

Fair value at end of period	$201,430	$396,220

Note 16. Operating Lease Liability

The Company leases certain office and manufacturing facilities and equipment.

Currently, we lease a 1,730 square feet in Fairfield, NJ for our offices. The lease expired in August 31, 2010, and is being renewed on a month-to-month basis.

Rent expense for the Company's operating leases for year ended December 31, 2020 and 2019 amounted to approximately $39,460 and $53,919, respectively.

The Company leases retail space at two different locations. One lease has monthly payments from $1,350 to $1,665 which expires in May 2024. The second lease has a contingent rental based on 10% of sales. Contingent rentals are not included in operating lease liabilities. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 10% at December 31, 2020.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of December 31, 2020:

2021	$18,180
2022	18,900
2022	19,700
2022	6,660
Total minimum lease payments	63,440
Less amounts representing interest	(9,485)
Present value of net minimum lease payments	53,955
Less current portion	(13,665)
Long-term capital lease obligation	$40,289

(1)The above amount does not include contingent rentals which may be paid under lease agreement with Ocean Resort Casino. This rental is based upon 10% of gross sales at this location.

Note 17. Subsequent Events

On December 1, 2020, Bergio International, Inc. (the “Company”) announced a new multi-phase buyback program. Under this initial phase of the repurchase program, the Company’s CEO, Berge Abajian, will buy from the open market at least $50,000 and up to $100,000 of Company common stock. Repurchases will be made at management's discretion at prices management considers to be attractive and in the best interests of both the Company and its shareholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the SEC and other applicable legal requirements.

The repurchase program may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares.

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age”), pursuant to which the shareholders of Digital Age  agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed wholly-owned subsidiary of the Company known as Aphrodite’s Marketing, Inc., a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing, Inc. (See Note to the Consolidated Financial Statements for additional detail and Form 8-K file with the SEC on February 17, 2021.

As additional consideration for the purchase of the Acquired Assets, BRGO has also agreed to transfer to the Selling Shareholders 49,000 of the 100,000 authorized shares of the Acquisition Sub, such that upon the Closing Date, 51% of the Acquisition Sub shall be owned by BRGO, and 49% of the Acquisition Sub shall be owned by the Selling Shareholders.

Under the terms of the Acquisition Agreement, the Acquisition Sub is expected to meet the adjusted financial projections as set forth on Schedule “D” to the Acquisition Agreement, in order to earn additional Series B Preferred shares, which if earned, shall entitle the Selling Shareholders to earn up to an additional 19% (the “Additional Shares”) of Series B Preferred Stock, which, including the 30% of Series B Preferred Stock issued at Closing, shall together convert up to a maximum of 49% of BRGO’s then-issued and outstanding shares of Common Stock, with the Additional Shares being subject to a two-year vesting period from the date of issuance, based upon additional revenues of Acquisition Sub, as set forth on Schedule “E” to the Acquisition Agreement.

In addition, the Acquisition Agreement requires that upon Closing, Jonathan Foltz, the President and CEO of Digital Age, and certain other key employees of Acquisition Sub shall receive employment agreements from Acquisition Sub with respect to their continued employment (the “Employment Agreements”) (which will allow such key employees to participate in any employee stock ownership plan (“ESOP”) as offered to other BRGO subsidiary employees from time to time) to make certain that current personnel operating the business of Aphrodites.com shall remain in place for all departments of the business of Aphrodite’s post-Closing of the Acquisition.

As further consideration for the Acquisition, under Section 2.2.1 of the Acquisition Agreement, BRGO has agreed to provide Acquisition Sub with certain financing, as follows (a) upon the signing of the Letter of Intent that preceded this Acquisition Agreement, BRGO provided loans to Jonathan Foltz for the benefit of Aphrodites.com in the amounts of $50,000 on January 22, 2021, $35,000 on January 27, 2021, and $50,000 on February 5, 2021, which were used to pay some of the most pressing of Aphrodite’s Liabilities of as evidenced by the three promissory notes set forth on Schedule “H” therein (b) and upon the signing of this Acquisition Agreement, BRGO or its investors will provide equity financing of $615,000 for the benefit of Acquisition Sub, (for which BRGO shall enter into a certain Securities Purchase Agreement, Convertible Promissory Note, Warrant, Guaranty, Security Agreement and Registration Rights Agreement (together, the “BRGO Transaction Documents”), (the “Initial Financing”) which will be used to pay for (i) partial extinguishing the Assumed Liabilities set forth in Schedule “B” thereto, and (ii) expenses in connection with the Acquisition and the Audit of Acquisition Sub;  (c) and following the Closing of the Acquisition, BRGO will facilitate a second equity financing for the benefit of the Acquisition Sub in the amount of an additional $750,000, which shall take place following the effective date of BRGO’s new S-1 Registration Statement (the “Second Financing”), and such funds shall be utilized, in part, to pay for (i) extinguishing the Assumed Liabilities set forth in Schedule “B” thereto, and (ii) the expenses incurred in connection with the Acquisition and the Audit of Acquisition Sub and (d) following the Closing, BRGO will raise an additional $3,500,000, the proceeds of which will be used for the Acquisition Sub, by the sale of shares of common stock of BRGO, pursuant to an S-1 Registration Statement (the “Additional Financing”). It is anticipated that the Additional Financing will be consummated in tranches over the twelve (12) months following the Closing; provided that the first tranche of the Additional Financing will be at least $750,000, and will be provided to the Acquisition Sub within 60 days after BRGO’s new S-1 Registration Statement is declared effective by the SEC. As noted on Schedule D and Schedule E to the Acquisition Agreement, the foregoing financing, (including the loans shown on Schedule H, the Initial Financing, the Second Financing and the Additional Financing) totals $5,000,000, and any financing provided to Acquisition Sub, which exceeds the $5,000,000 total detailed in this Section 2.2.1, shall be added to the Gross Revenue benchmarks set forth on Schedule D and Schedule E to the Acquisition Agreement.

Section 2.2.2 of the Acquisition Agreement further provides that, at the Closing of the Acquisition, Southridge (or its affiliates as directed by Southridge) shall receive shares of BRGO’s newly created Series C Preferred Stock which, collectively, shall be convertible into that number of shares of common stock of the Company which shall equal five percent (5%) of the total issued and outstanding shares of BRGO Common Stock (as determined at the earlier of: (i) the date of conversion of the Series C Preferred Stock; and (ii) eighteen (18) months following the Closing).  The proposed Certificate of Designation for the Series C Preferred share is set forth on Schedule “G” to the Acquisition Agreement.

On February 11, 2021, the Company, Digital Age, Acquisition Sub, and the Selling Shareholders entered into the First Amendment to the February 10, 2021 Acquisition Agreement (the “Amendment”) for the purpose of allocating the Series B Preferred Stock to the Selling Shareholders without fractional shares, which resulted in changing the Certificate of Designation for the Series B Preferred Stock to reflect a total of 4,900 authorized shares of Series B Preferred Stock, and for the purpose of reflecting a total of 3,000 shares of Series B Preferred Stock to be issued to the Selling Shareholders upon Closing, (and the opportunity for the Selling Shareholders to earn up to an additional 1,900 shares of Series B Preferred Stock upon reaching certain gross revenue benchmarks); and the new Certificate of Designation for the Series B Preferred Stock of BRGO was attached to the Amendment as “Schedule Amendment-C”, and shows in Section 1 thereof the increase in authorized shares from 49 to 4,900, and in Section 5 thereof, the conversion language changed accordingly so that the holders thereof shall have, in the aggregate, the same conversion rights as previously stated in the Acquisition Agreement.  Other than as expressly set forth in the Amendment, all other terms and conditions of the Acquisition Agreement were unchanged, and remain in full force and effect.

The Closing of the Acquisition is subject to the entry of Acquisition Sub into the Employment Agreements with Jonathan Foltz and other key employees, the Company’s raising certain financing for the benefit of the Acquisition Sub, as referenced in Section 2.2.1 of the Acquisition Agreement, and to increasing the Company’s authorized shares of Common Stock, the creation and issuance of the Company’s Series B and Series C Preferred Stock, and the transfer of 49,000 shares of the Acquisition Sub’s Common Stock from BRGO to the Selling Shareholders, all of which is described in more detail in a Schedule 14 which the Company filed with the SEC on February 24, 2021, and which is included as Exhibit 10.15 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2020.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2020, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 26, 2021. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board, and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name (age)	Position	Year First Elected a Director
Berge Abajian (57)	Chief Executive Officer and Chairman	2007

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2020, were timely

Code of Ethics

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

Effective September 1, 2011, the Company and PEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $445,571 and $345,571 for the periods ended December 31, 2020 and December 31, 2019, respectively. This amount was reduced to $500,000 after the PEO converted $500,000 of deferred compensation into 17,000,000 shares of common stock of the Company. The CEO in December 2020 returned these shares to the Company. As of December 31, 20 and 2019, $320,172 and $297,513, respectively, of these amounts were classified as a long-term liability.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during years ended 2020 and 2019, respectively.

Name and Principal Position	Fiscal Year	Salary ($)(1)(2)	Incentive ($)(3)	Option Awards ($)(4)	All Other Compensation $(5)	Total ($)
Berge Abajian	2020	100,000	-	-	$19,795	$ 119,795
CEO & Chairman	2019	50,000	-	-	$19,795	$ 69,795

(1)The amounts shown in this column represent the dollar value of base salary earned by each named executive officer (“NEO”).

(2)On January 1, 2019, the CEO amended his employment agreement with the Company for a term of one year expiring December 31, 2019. The agreement primarily retains the terms of the Amended Agreement, but lowers the compensation to $100,000 for the year. Effective July 1, 2019, the Principal Executive Officer agreed to stop deferral of his salary at least through December 31, 2019 as a result of the financial situation of the Company as a result of the Company’s financial condition. THE CEO continues to defer salary until such time as the Company has improved its financial position

(3)No incentive compensation was made to the NEO’s in 2020 and 2019 and therefore no amounts are shown.

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

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of Class (2)

Named Directors and Officers
Berge Abajian, Chairman and CEO (3)	7	*%

All Officers and Directors as a Group (1 person)	7	*%

•Less than 0.1%.

(1)Unless otherwise indicated, the address of each beneficial owner listed above is c/o Bergio International, Inc., 12 Daniel Road East, Fairfield, NJ 07007.

(2)Based on a total of 90,823,799 shares of common stock outstanding on December 31, 2020.

(3)Mr. Abajian also owns 51 shares of the Company’s Series A Preferred Stock.

Issuances under the Compensation Plan

The following table provides information as of December 31, 2020 regarding compensation plans under which equity securities of the Company are authorized for issuance.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2020 and December 31, 2019, $211,141 and $383,717, respectively, was due to such officer, including accrued interest. On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. During the year ended December 31, 2019, the principal executive officer converted $500,000 of deferred compensation for common stock of the Company. As of December 31, 2020, deferred compensation of $320,172 and $179,828 of the advances, totaling $500,000, was classified as a long-term liability. Interest expense is accrued at an average annual market rate of interest which was 3.25% and 4.75% at December 31, 2020 and December 31, 2019, respectively. Interest expense due to such officer was $52,494 and $45,392 for the years ended December 31, 2020 and 2019, respectively. Accrued interest was $216,527 and $202,487 at December 31, 2020 and 2019, respectively. No terms for repayment have been established.

.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered our independent registered public accountants, BF Borgers CPA PC for audits and reviews performed for the the years ended December 31, 2020 and 2019. Fees for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Audit Fees	$29,000	$29,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	29,000	29,000
Tax Fees	-	-
All Other Fees	-	-

Total	$29,000	$29,000

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

Audit Related Fees, tax and other fees.  No other fees under these categories were paid in 2020 and 2019.

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

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: March 17, 2021	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	Chief Executive Officer and Chairman	March 17, 2021
Berge Abajian