Form 10-Q
period 2021-03-31
Bergio International, Inc.
filed 2021-05-27
CIK 1431074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 27, 2021 there were 481,654,931 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS:
Current assets:
Cash	$831,003	$70,081
Accounts receivable, net of allowance for doubtful accounts of $-0- at March 31, 2021 and $-0- at December 31, 2020	119,806	100,255
Inventories	2,304,640	1,143,037
Prepaid expenses and other current assets	234,507	6,668
Deferred financing costs	120,267	1,591
Total current assets	3,610,223	1,321,632

Property and equipment, net	109,898	94,144
Goodwill	2,903,470	-
Intangible assets	692,742	-
Operating lease right-of-use assets	50,753	53,955
Investment in unconsolidated affiliate	5,828	5,828
Total assets	$7,372,914	$1,475,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable and accrued liabilities	$1,492,590	$189,341
Loans payable	1,801,084	312,300
Convertible debt	1,015,568	232,870
Deferred compensation - CEO - current	160,899	125,399
Advances from Principal Executive Officer and accrued interest	25,121	31,313
Derivative liability	248,554	201,430
Derivative liability - acquisition	821,738	-
Operating lease liabilities - current	14,144	13,665
Total current liabilities	5,579,698	1,106,318

Long-term Liabilities:
Deferred compensation - CEO- long-term portion	322,172	320,172
Long-term debt	150,000	-
Advances from Principal Executive Officer and accrued interest	177,828	179,828
Operating lease liabilities - long-term	36,609	40,289
Total long-term liabilities	686,609	540,289
Total Liabilities	6,266,307	1,646,607

Commitments and contingencies	-	-

Stockholders’ deficit
Series A preferred stock - $0.00001 par value, 51 Shares Authorized, 51 and 51 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares Authorized 63,732,292 and 19,289,141 issued and outstanding, respectively	1,701	908
Treasury stock	103,700	103,700
Additional paid-in capital	13,287,333	11,532,849
Accumulated deficit	(12,286,127)	(11,808,505)
Total stockholders’ deficit	1,106,607	(171,048)
Total liabilities and stockholders’ deficit	$7,372,914	$1,475,559

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Sales, net	$1,149,314	$75,393

Cost of sales	310,166	26,306

Gross profit	839,148	49,087

Operating expenses:
Selling, general and administrative expenses	1,204,230	228,103
Total operating expenses	1,204,230	228,103

Loss from operations	(365,082)	(179,016)

Other income (expense)
Interest expense	(46,913)	(18,770)
Amortization of debt discount	(139,053)	(52,978)
Derivative expense	(125,367)	-
Amortization of deferred financing costs	(19,949)	(6,755)
Gain on extinguishment of debt	342,309	-
Change in fair value of derivatives	(123,567)	(1,213,382)
Total other income (expense)	(112,540)	(1,291,885)

Loss before provision for income taxes	(477,622)	(1,470,901)

Provision for income taxes	-	-

Net loss	(477,622)	(1,470,901)

Net loss attributable to the non-controlling interest in Aphrodite’s Marketing, Inc.	(76,268)	-

Net loss attributable to Bergio International, Inc.	(401,354)	$(1,470,901)

Net loss per common share - basic and diluted	$(0.00)	$(0.07)

Weighted average common shares outstanding: Basic and Diluted	138,209,329	20,920,043

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

AS OF MARCH 31, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Non- controlling interest in Aphrodite’s Marketing	Total Stockholders’ Deficit

Balance at January 1, 2021	51	$-	90,823,799	$908	$11,532,849	$103,700	$(11,808,505)	$-	$(171,048)

Issuance of stock for debt conversion	-	-	46,056,319	460	164,392	-	-	-	164,852
Value of preferred stock at issuance associated with the acquisition of Aphrodite’s Marketing	-	-	-	-	664,105	-	-	-	664,105
Intrinsic value associated with warrants	-	-	-	-	687,500	-	-	-	687,500
Proceeds from grants	-	-	-	-	5,000	-	-	-	5,000
Issuance of new common stock	-	-	33,403,000	333	233,487	-	-	-	233,820
Net loss	-	-					(401,354)	(76,268)	(477,622)

Balance at March 31, 2021	51	-	563,815,056	1,701	13,287,333	103,700	(12,209,859)	(76,268)	1,106,607

Balance at January 1, 2020	-	-	19,289,141	193	11,047,546	-	(11,660,455)	-	(612,716)

Stock issued for services	-	-	4,000,000	40	147,960	-	-	-	148,000
Issuance of stock for debt conversion	-	-	1,160,804	12	23,088	-	-	-	23,100
Net loss	-	-	-	-	-		(1,470,901)	-	(1,470,901)

Balance at March 31, 2020	51	$-	24,449,945	$245	$11,218,594	$-	$(13,131,356)	$-	$(1,912,517)

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(401,354)	$(1,470,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(76,268)	-
Depreciation and amortization	57,540	8,425
Amortization of deferred financing costs	19,949	6,755
Amortization of debt discount	139,053	52,978
Derivative expense	125,366	-
Gain on extinguishment of debt	(342,309)	-
Change in fair value of derivative liabilities	128,367	1,213,382
Issuance of stock for services	-	148,000

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19,551)	7,821
Decrease (increase) in inventory	(42,010)	(22,835)
(Increase) in prepaid expenses and other current assets	121,163	(28,120)
Increase in deferred compensation	37,500	25,000
Increase in accounts payable and accrued liabilities	6,046	48,284
Net cash used in operating activities	(251,308)	(11,210)

Investing activities:
Capital expenditures	(40,169)	-
Net used in investing activities	(40,169)	-

Financing activities:
Proceeds from sale of common stock	244,203	-
Proceeds from PPP Loan	18,291	-
Proceeds from convertible debt, net	1,515,500	-
Repayment of convertible debt	(30,000)	-
Repayment of loans payable	(120,000)	-
Repayment of debt	(567,403)	-
Advances from (payments to) Principal Executive Officer, net	(8,192)	(11,580)
Net provided by (used in) financing activities	1,052,399	(11,580)

Net change in cash	760,922	(22,790)

Cash - beginning of periods	70,081	22,790

Cash - end of periods	$831,003	$0

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for convertible debt and accrued interest	$163,727	$23,100

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

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age”), pursuant to which the shareholders of Digital Age agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed Company known as Aphrodite’s Marketing, Inc., a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company. The Company owns 51% of this newly formed company.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary consisting of normal recurring adjustments to present fairly the financial position of the Company as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020, and statements of cash flows for the three months ended March 31, 2021 and 2020. These results are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. The December 31, 2020 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2021 (the “Annual Report”).

Impact of the COVID-19 Coronavirus

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it has resulted in a material adverse impact on the Company’s financial position, operations and cash flows. Areas affected include, but are not limited to, disruption to the Company’s customers and revenue, including a significant disruption in consumer demand and accessories,  labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses,  customers seeking relief or  extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment. As such, the comparability of the Company’s operating results has been affected by significant adverse impacts related to the COVID-19 pandemic.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations. The Company, as mentioned entered into an agreement to form a newly created company to increase its online presence.

Non-controlling Interest

Non-controlling interest represents third party ownership in the net assets of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority owned subsidiaries are consolidated with those of our own, with any third party investor’s interest shown as non-controlling interest. On February 9, 2021, the Company acquired a 51% interest in Aphrodite’s Marketing in exchange for funding the company’s operations and 30% of the Company. The minority holder contributed inventory and a customer list.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses and has an accumulated deficit of $12,286,127 as of March 31, 2021. As of March 31, 2021, the Company had $1,015,568 in convertible debentures and $1,801,084 in loans payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

The Company has also increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations. The newly formed company, of which Bergio owns 51%, will greatly enhance our online presence and provide the opportunity for future growth.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiary as well as its investment in Aphrodite’s Marketing.. All significant inter-company accounts and transactions have been eliminated.

During the three months ended March 31, 2021, there have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2021 through the issuance of the accompanying financial statements.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Net Income (Loss) per Share

Basic income (loss) per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. Basic net loss per share equaled the diluted loss per share for the three months ended March 31, 2021 and 2020, since the effect of shares potentially issuable upon the exercise or conversion was anti-dilutive. Equity instruments that may dilute earnings per share in the future are listed in Notes 6 and 7 below. For the three months ended March 31, 2021, 1,032,197,126 shares issuable upon the exercise of warrants and conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. For the three months ended March 31, 2020, 31,768,560 shares issuable upon the conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

The following table sets forth the computation of earnings per share:

	Three Months Ended
	March 31, 2021	March 31, 2020
Basic net loss per share computation:
Net loss	$(477,592)	$(1,470,901)
Weighted-average common shares outstanding	138,209,329	20,920,043
Basic net loss per share	$(0.00)	$(0.07)

Diluted net loss per share computation:
Net loss	$(477,592)	$(1,470,901)
Weighted-average common shares outstanding	138,209,329	20,920,043
Incremental shares attributable to the shares issuable upon conversion of convertible debt	-	-
Total adjusted weighted-average shares	138,209,329	20,920,043
Diluted net loss per share	$(0.00)	$(0.07)

5 - New Authoritative Accounting Guidance

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

Note 6 - Convertible Debt

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

During the three months ended March 31, 2021, principal of $89,651 and $6,495 of accrued interest were converted into 23,144,396, shares of common stock. The outstanding balances at March 31, 2021 and December 31, 2020 were $1,748 and $91,399, respectively, with accrued interest of $-0- and $-0- at March 31, 202 and December 31, 2020, respectively.

Power Up Lending Group

On July 13, 2020, the Company entered into a 8% convertible note in the amount of $55,000 with Power Up Lending Group. The principal and accrued interest is payable on or before July 13, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous twenty-five (15) trading day period ending on the latest complete trading day prior to the date of this note. During the three months ended March 31, 2021, principal of 55,000 and $2,200 of accrued interest were converted into 19,066,667, shares of common stock. The outstanding balances at March 31, 2021 and December 31, 2020 were $-0- and $55,000, respectively, with accrued interest of $-0- and $2,061 at March 31, 2021 and December 31, 2020, respectively.

On October 26, 2020, the Company entered into a 8% convertible note in the amount of $44,000 with Power Up Lending Group. The principal and accrued interest is payable on or before October 26, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous twenty-five (15) trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the three months ended March 31, 2021. The outstanding balances at March 31, 2021 and December 31, 2020 were $44,000 and $44,000, respectively, with accrued interest of $636 and $868 at March 31, 2021 and December 31, 2020, respectively.

On November 9, 2020, the Company entered into a 8% convertible note in the amount of $35,000 with Power Up Lending Group. The principal and accrued interest is payable on or before November 9, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous twenty-five (15) trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the three months ended March 31, 2021. The outstanding balances at March 31, 2021 and December 31, 2020 were $35,000 and $35,000, respectively, with accrued interest of $686 and $399 at March 31, 2021 and December 31, 2020, respectively.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 15, 2021, the Company entered into a 8% convertible note in the amount of $43,500 with Power Up Lending Group. The principal and accrued interest is payable on or before January 15, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous twenty-five (15) trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the three months ended March 31, 2021. The outstanding balance at March 31, 2021 was $43,500, with accrued interest of $679 at March 31, 2021.

On January 29, 2021, the Company entered into a 8% convertible note in the amount of $33,500 with Power Up Lending Group. The principal and accrued interest is payable on or before January 29, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous twenty-five (15) trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the three months ended March 31, 2021. The outstanding balance at March 31, 2021 was $33,500, with accrued interest of $448 at March 31, 2021.

On March 3, 2021, the Company entered into a 8% convertible note in the amount of $63,500 with Power Up Lending Group. The principal and accrued interest is payable on or before March 3, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous twenty-five (15) trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the three months ended March 31, 2021. The outstanding balance at March 31, 2021 was $63,500, with accrued interest of $390 at March 31, 2021.

Trillium Partners LLP, 3a Capital Establishment, JP Carey Limited Partners, LP, and JP Carey Enterprises, Inc.

On February 11, 2021, the Company entered into 10% convertible notes totaling $1,512,500 less legal and financing costs of $137,500 for net proceeds of $1,375,000. The principal and accrued interest is payable on or before February 11, 2022. The note may not be prepaid except under certain conditions. The Company shall pay interest on a quarterly basis in arrears in cash to the Holder commencing on March 1, 2021 and continuing thereafter on each quarterly anniversary of such date until the Obligations have been satisfied in full, on the aggregate then outstanding principal amount of this Note at the rate of ten percent (10%) per annum. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”). At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price in effect on any Conversion Date shall be equal to $0.0015. There were no conversions during the three months ended March 31, 2021. The outstanding balance at March 31, 2021 was $1,512,500 with accrued interest of $19,470 at March 31, 2021.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Derivative Liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. During the three months ended March 31, 2020, the Company recorded debt discount in the amount of $139,053 as compared to $52,978 for the three months ended March 31, 2020. Unamortized debt discount at March 31, 2021 and December 31, 2020 were $718,181 and $29,234, respectively. The derivative liability is revalued each reporting period using the Black-Scholes model. As of March 31, 2021 and December 31, 2020, the derivative liability was $248,554 and $201,430, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note at March 31, 2021:

Stock Price - The stock price was based closing price of the Company’s stock as of the valuation date, which was $0.014 at March 31, 2021.

Variable Conversion Prices - The conversion price was based on: 63% multiplied by the lowest trading price in the fifteen (15) days prior to the conversion at March 31, 2021 for Power Up Lending Group.

Time to Maturity - The time to maturity was determined based on the length of time between the valuation date and the maturity of the debt. Time to maturity ranged from 104 to 132 days at March 31, 2021

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the valuation dates with a term commensurate with the remaining term of the debt. The risk free rate at March 31, 2021 was 0.07%, based on the term of the note.

Volatility - The volatility was based on the historical volatility of the Company. The average volatility was 372.90% at March 31, 2021.

Note 8 - Loans Payable

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

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On October 17, 2014, the Company entered into a financing arrangement with Iliad to provi0de additional financing in the amount of up to $450,000 through the issuance of a Secured Convertible Promissory Note (the “Note”). The Company agreed to cover Iliad’s legal, accounting and other related fees in the amount of $5,000, which is included in the principal balance of the Note. The Note will accrue interest at the rate of 8% per annum until the Note is paid in full. Monies are to be drawn in eight tranches with the initial tranche in the amount of $105,000, and the remaining balance of $350,000 in seven tranches of $50,000 each. The Company drew down the initial tranche on October 17, 2014. The Note has a maturity date of July 17, 2016. The Company continued to negotiate with the lender.

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

The outstanding balances at March 31, 2021 and December 31, 2020 were $50,000 and $150,000 respectively, with accrued interest of $-0- and $-0- at March 31, 2021 and December 31, 2020, respectively.

111 Recovery Corp. and Vis Vires Group, Inc.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest is payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note is convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever is greater. During the year ended December 31, 2020 principal of $33,000 and accrued interest of $4,700 was converted into 9,015,614 shares of common stock. The outstanding balance at March 31, 2021 and December 31, 2020 was $-0- and $-0-, respectively, with accrued interest of $13,000 and $13,000 at March 31, 2021 and December 31, 2020, respectively.

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

During the quarter ended March 31, 2021, the Company received another PPP Loan in the amount of $18,291 under similar terms as the first loan.

SBA Loan

On July 6, 2020, the Small Business Association (“SBA”) authorized a loan to Bergio International, Inc. in the amount of $114,900. Installment payments, including principal and interest, will begin twelve months from the date of the note in the amount of $560 each month for a term of thirty (30) years. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at March 31, 2021 and December 31, 2020 were $114,900 with accrued interest of $3,164 and $2,101 March 31, 2021 and December 31, 2020, respectively.

Coyne Enterprises, Inc.

On May 23, 2019, the Company entered into a loan agreement with Coyne Enterprises, Inc. in the amount of $30,000. The term of the loan was for the period September 1, 2019 through November 30, 2019. The Company continues to negotiate the extension of this loan. Interest accrues at the rate of 6% per annum and is to be paid quarterly. Prepayment or partial payment can be made with no penalty. During the three months ended three months ended March 31, 2020, the Company repaid the remaining outstanding balance of $15,000. The outstanding balances at March 31, 2021 and December 31, 2020 were $-0- and $15,000, respectively, with accrued interest of $-0- and $155 at March 31, 2021 and December 31, 2020, respectively.

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

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On November 11, 2020, RB Partners and the Company entered into an agreement whereas the Company agreed to allow RB Partners to convert $6,000 at $0.001 and issue 6,000,000 shares and pay the balance of the note in the amount of $18,000. RB Partners agreed to release the Company of any remaining obligations on the remaining two notes of $25,000 each.

The outstanding balances due to RB Partners at March 31, 2021 and December 31, 2020 were $12,000 and $18,000, respectively, with accrued interest of $-0- and $-0- at March 31, 2021 and December 31, 2020, respectively. The Company also has committed to allow RB Partners to convert $6,000 at $0.001 and issue 3,000,000 at a later date.

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

During the year ended December 31, 2020, this debt was totally converted into common stock. The outstanding balances at March 31, 2021 and December 31, 2020 were $-0- and $-0-, respectively, with accrued interest of $2,742 and $2,742 at March 31, 2021 and December 31, 2020, respectively.

Trillium Partners LP

On June 16, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $12,500. The loan and accrued interest in due on December 31, 2020. Interest accrues at the rate of 10% per annum. The outstanding balances at March 31, 2021 and December 31, 2020 were $12,500 with accrued interest of $623 and $363 at March 31, 2021 and December 31, 2020. The Company is negotiating an extension to the loan.

On September 14, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $12,250. The loan and accrued interest in due on March 14, 2021. Interest accrues at the rate of 10% per annum. The outstanding balances at March 31, 2021 and December 31, 2020 were $12,250 and $12,250, respectively, with accrued interest of $-0- and $-0- at March 31, 2021 and December 31, 2020. The Company is negotiating an extension to the loan.

On September 18, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $15,000. The loan and accrued interest in due on March 18, 2021. Interest accrues at the rate of 10% per annum. The outstanding balances at March 31, 2021 and December 31, 2020 were $15,000 and $15,000, respectively, with accrued interest of $419 and $378 at March 31, 2021 and December 31, 2020. The Company is negotiating an extension to the loan.

Clearbanc

Aphrodite’s Marketing has a loan with Clearbanc associated with revenues. As of March 31, 2021, the outstanding balance is $179,727.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Shopify

Aphrodite’s Marketing has a loan with Shopify associated with revenues. As of March 31, 2021, the outstanding balance is $284,489.

Business Capital

Aphrodite’s Marketing has a loan with Business Capital. As of March 31, 2021, the outstanding balance is $338,867.

Jonathan Fultz

Aphrodite’s Marketing has a loan with Jonathan Fultz. As of March 31, 2021, the outstanding balance is $75,500.

Nationwide

Aphrodite’s Marketing has a loan with Nationwide. As of March 31, 2021, the outstanding balance is $583,261.

Digital Age Business

Aphrodite’s Marketing has a loan with Digital Age Business. As of March 31, 2021, the outstanding balance is $96,396.

Note 9 - Advances from Principal Executive Officer and Accrued Interest

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At March 31, 2021 and December 31, 2020, $202,949 and $211,141, respectively, was due to such officer, including accrued interest and interest expense is accrued at an average annual market rate of interest which was 3.25% and 3.25% at March 31, 2021 and December 31, 2020, respectively. Interest expense due to such officer was $4,368 and $3,571 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest was $25,121 and $216,527 at March 31, 2021 and December 31, 2020. No terms for repayment have been established.

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

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The reduction in base compensation was subsequently extended to December 31, 2013. The CEO is currently deferring his salary to conserve cash. Deferred wages due to the CEO amounted to $483,071 and $445,571 for the periods ended March 31, 2021 and December 31, 2020. During the year ended December 31, 2019, the principal executive officer converted $500,000 of deferred compensation for common stock of the Company. This $500,000 was converted $500,000 of deferred compensation into 17,000,000 shares of common stock of the Company. The CEO in December 2020 returned these shares to the Company.

As of March 31, 2021 and December 31, 2020, deferred compensation and advances of $500,000 and $500,000, totaling $500,000, was classified as a long-term liability as per agreement with the CEO to defer payment for twelve months.

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

Note 11 - Operating Lease Liability

The Company leases retail space at two different locations. One lease has monthly payments from $1,350 to $1,665 which expires in May 2024. The second lease has a contingent rental based on 10% of sales. Contingent rentals are not included in operating lease liabilities. The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 10% at March 31, 2021.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of March 31, 2021:

2021 remainder	$13,755
2022	18,900
2022	19,700
2024	6,660
Total minimum lease payments	59,015
Less amounts representing interest	(8,262)
Present value of net minimum lease payments	50,753
Less current portion	(14,144)
Long-term capital lease obligation	$36,609

(1)The above amount does not include contingent rentals which may be paid under lease agreement with Ocean Resort Casino. This rental is based upon 10% of gross sales at this location.

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 - Pooling of Interests

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age”), pursuant to which the shareholders of Digital Age agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed wholly-owned subsidiary of the Company known as Aphrodite’s Marketing, Inc., a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing, Inc. (See Form 8-K filed with the SEC on February 17, 2021.

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

In addition, the Acquisition Agreement requires that upon Closing, Jonathan Foltz, the President and CEO of Digital Age, and certain other key employees of Acquisition Sub received employment agreements from Acquisition Sub with respect to their continued employment (the “Employment Agreements”) (which will allow such key employees to participate in any employee stock ownership plan (“ESOP”) as offered to other BRGO subsidiary employees from time to time) to make certain that current personnel operating the business of Aphrodites.com shall remain in place for all departments of the business of Aphrodite’s post-Closing of the Acquisition.

As further consideration for the Acquisition, under Section 2.2.1 of the Acquisition Agreement, BRGO agreed to provide Acquisition Sub with certain financing, as follows (a) upon the signing of the Letter of Intent that preceded this Acquisition Agreement, BRGO provided loans to Jonathan Foltz for the benefit of Aphrodites.com in the amounts of $50,000 on January 22, 2021, $35,000 on January 27, 2021, and $50,000 on February 5, 2021, which were used to pay some of the most pressing of Aphrodite’s Liabilities of as evidenced by the three promissory notes set forth on Schedule “H” therein (b) and upon the signing of this Acquisition Agreement, BRGO or its investors will provide equity financing of $615,000 for the benefit of Acquisition Sub, (for which BRGO shall enter into a certain Securities Purchase Agreement, Convertible Promissory Note, Warrant, Guaranty, Security Agreement and Registration Rights Agreement (together, the “BRGO Transaction Documents”), (the “Initial Financing”) which will be used to pay for (i) partial extinguishing the Assumed Liabilities set forth in Schedule “B” thereto, and (ii) expenses in connection with the Acquisition and the Audit of Acquisition Sub;  (c) and following the Closing of the Acquisition, BRGO will facilitate a second equity financing for the benefit of the Acquisition Sub in the amount of an additional $750,000, which shall take place following the effective date of BRGO’s new S-1 Registration Statement (the “Second Financing”), and such funds shall be utilized, in part, to pay for (i) extinguishing the Assumed Liabilities set forth in Schedule “B” thereto, and (ii) the expenses incurred in connection with the Acquisition and the Audit of Acquisition Sub and (d) following the Closing, BRGO will raise an additional $3,500,000, the proceeds of which will be used for the Acquisition Sub, by the sale of shares of common stock of BRGO, pursuant to an S-1 Registration Statement (the “Additional Financing”).

BERGIO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On February 11, 2021, the Company, Digital Age, Acquisition Sub, and the Selling Shareholders entered into the First Amendment to the February 10, 2021 Acquisition Agreement (the “Amendment”) for the purpose of allocating the Series B Preferred Stock to the Selling Shareholders without fractional shares, which resulted in changing the Certificate of Designation for the Series B Preferred Stock to reflect a total of 4,900 authorized shares of Series B Preferred Stock, and for the purpose of reflecting a total of 3,000 shares of Series B Preferred Stock to be issued to the Selling Shareholders upon Closing, (and the opportunity for the Selling Shareholders to earn up to an additional 1,900 shares of Series B Preferred Stock upon reaching certain gross revenue benchmarks); and the new Certificate of Designation for the Series B Preferred Stock of BRGO was attached to the Amendment as “Schedule Amendment-C”, and shows in Section 1 thereof the increase in authorized shares from 49 to 4,900, and in Section 5 thereof, the conversion language changed accordingly so that the holders thereof shall have, in the aggregate, the same conversion rights as previously stated in the Acquisition Agreement.  Other than as expressly set forth in the Amendment, all other terms and conditions of the Acquisition Agreement were unchanged and remain in full force and effect.

On February 10, 2021. assets totaling $1,597,388 and liabilities of $3,737,682 were transferred to the Acquisition Sub known as Aphrodite’s Marketing, Inc. As a result, goodwill of $1,414,428 and intangible assets of $728,867 were recorded on the books of Aphrodite’s Marketing. Additionally, the Company recorded goodwill of $1,489,042, accrued dividends of $3,200, additional paid-in capital of $664,105 and a derivative liability of $821,738.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 18, 2021, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide & acquisitions. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products.

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

On February 10,2021 we acquired 51% of Aphrodite’s an e-commerce company that sold $9,700,000.00 in 2020, this acquisition was essential to move the company into the e-commerce space also it will assist to launch Bergio fine online website to compete with all other jewelry e-commerce companies

In 2019 we introduced The Silver Fashion Collection ranging in price from $50 to $1,200. The Company also introduced the Bergio Handbag Collection, manufactured in Italy with top quality Italian leather ranging in price from $450 to $875, which are very competitive entry prices.

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

The Company has instituted various cost saving measures to conserve cash and has worked with its debtors in an attempt to negotiate the debt terms. The Company has been also investigating various strategies to increase sales and expand its business.  On May 6,2021 we signed a binding letter of intent to acquire 51% of Gear Bubble, in four and half years Gear bubble processed over $ 130 Million in sales and generated $27 Million in revenue in 2020. Other negotiations are in progress they will be announced once they materialize. Once Gear Bubble is completed and with the acquisition of Aphrodite’s Bergio is moving into a different level of revenues in which it will secure and fund our future expansion. We are on our way to be self-funded and become profitable.

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, including a significant disruption in consumer demand and accessories,  labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses,  customers seeking relief or  extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment. As such, the comparability of the Company’s operating results has been affected by significant adverse impacts related to the COVID-19 pandemic.

The Company has increased its online presence with the 2 acquisitions to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations.

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

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, including a significant disruption in consumer demand and accessories,  labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses,  customers seeking relief or  extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment. As such, the comparability of the Company’s operating results has been affected by significant adverse impacts related to the COVID-19 pandemic.

The Company has increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Overview

Sales were robust for the quarter ended March 31, 2021 due to Aphrodite’s acquisition as compared to the same quarter last year despite the impact of the current pandemic. Our retail operations have been impacted by the pandemic. We continue to evaluate our initiatives. We are expanding our online presence and have been experiencing positive results, but it is too early to assess the real impact.  The Company continues to position itself for the future with the acquisition of Aphrodite’s and take advantage of the Bergio brand in the E-Commerce space as well as establishing a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable but with the addition of our online presence it has helped the company to reach a favorable balance. The Company has leveraged itself such that as sales increase a larger portion of dollars will flow to the bottom line.

The Company continues to pursue additional financing opportunities and we have initiated measures to strengthen our financial position. As a result, we have accomplished the following:

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

•Raised additional funding from loans.

These events have allowed us to reduce our debt, provided limited funding for operations, and funding for the Aphrodite’s . We continue to pursue other opportunities. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sales

	Three Months Ended
	March 31, 2021	March 31, 2020	Increase (Decrease)	Percent Increase (Decrease)
Sales, net	$ 1,149,314	$ 75,393	$ 1,073,921	153%

Gross profit	$839,148	$ 49,087	$ 790,061	171%

Gross profit as a % of sales	73%	65%

Net sales for the three months ended March 31, 2021 increased $1,073,921 (153%) to $1,149,314 as compared to $75,393. This robust increase is the result of the acquisition of Aphrodite’s which expanded the selling opportunities internationally and nationwide thru out the US. We were able to minimize the impact of the effect on our retail stores by our efforts on our wholesale and expanding our online presence, but it is too early to assess the real impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Gross Profit

Gross profit increased $790,061 (171%) to $839,148 for the three months ended March 31, 2021 as compared to $49,087 for the three months ended March 31, 2020.  This increase primarily is a result of turning the company vertical.

Selling, General & Administrative Expenses

Total selling, general and administrative expenses increased $976,127 (528%) to $1,204,230 for the three months ended March 31, 2021 as compared to $228,103 for the three months ended March 31, 2020. This increase is due to the acquisition cost and advertising and other costs associated with Aphrodite’s Marketing.

Income (Loss) from Operations

As a result of the above, we had a loss from operation of $365,082 for the three months ended March 31, 2021 as compared to a loss from operations of $179,016 from the same period last year.

Other Expense

For the three months ended March 31, 2021, the Company had other expense of $112,510 as compared to other expense of $1,291,885 for the three months ended March 31, 2020. This increase is primarily attributed to change in fair value of derivatives.

Net Income (Loss)

As a result of the above, we had net loss $477,592 for the three months ended March 31, 2021 as compared to net loss of $1,470,901 for the three months ended March 31, 2020.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2021, compared to December 31, 2020:

	March 31, 2021	December 31, 2020	Increase/ (Decrease)

Current Assets	$3,610,224	$1,321,632	$2,288,592

Current Liabilities	$5,579,698	$1,106,318	$(4,473,380)

Working Capital	$(1,969,474)	$215,314	$(2,184,788)

At March 3, 2021 the Company had negative working capital of $1,969,474 as compared to positive working capital of $215,314 at December 31, 2020. This decrease in working capital is primarily attributed to the increase in liabilities s a result of the Aphrodite’s transaction. The Company believes it will work down this debt as a result of improved operations.

During the three months ended March 31, 2021, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the three months ended March 31, 2021, the Company used $251,308 in cash for operations as compared to using $11,201 in cash for operations for the three months ended March 31, 2020. This increase in cash used in operations is primarily attributed to increase in loss from operations, increase in accounts receivable and inventories partially offset by the decrease in prepaid expenses and other current assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash (used in) provided by investing activities: For the three months ended March 31, 2021, the Company used $40,169 in cash for investing activities as compared to using $-0- of cash in investing activities for the three months ended March 31, 2020 as a as a result of purchases of capital assets.

Cash provided by(used in) financing activities: Net provided by financing activities for the three months ended March 31, 2021 was $1,122,516 as compared to using $11,580 for the three months ended March 31, 2020. This increase is primarily the result of increases in funds raised proceeds from the proceeds from loans payable, sale of common stock offset partially by an increase in repayments of loans payable, debt and convertible debt.

Our indebtedness is comprised of loans payable, convertible debt, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Debt

From time to time the Company enters into certain financing agreements for convertible debt. For the most part, the Company settles these obligations with the Company’s common stock. As of March 31, 2021, total convertible debt was $1,015,568, net of debt discount of $718,181 at March 31, 2021

Satisfaction of Our Cash Obligations for the Next 12 Months

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

The Company has suffered recurring losses and has an accumulated deficit of $12,286,127 as of March 31, 2021. As of March 31, 2021, the Company had $1,015,568 in convertible debentures and $1,801,084 in loans payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. The Company has also increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations. The newly formed company, of which Bergio owns 51%, will greatly enhance our online presence and provide the opportunity for future growth.

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

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2020 consolidated financial statements included in our Annual Report.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On January 21, 2021, we issued 4,700,000 shares of common stock valued at $14,100 to Power Up Lending for conversion of its convertible debt.

On January 15, 2021, we issued 4,700,000 shares of common stock valued at $14,100 to Power Up Lending for conversion of its convertible debt.

On January 21, 2021, we issued 4,966,667 shares of common stock valued at $14,900 to Power Up Lending for conversion of its convertible debt and accrued interest.

On January 20, 2021, we issued 4,700,000 shares of common stock valued at $14,100 to Power Up Lending for conversion of its convertible debt.

On January 18, 2021, we issued 3,845,256 shares of common stock valued at $10,382 to Trillium Partners for conversion of its convertible debt and accrued interest.

On February 16, 2021, we issued 7,342,297 shares of common stock valued at $20,265 to Auctus for conversion of its convertible debt and accrued interest.

On March 11, 2021, we issued 7,708,699 shares of common stock valued at $33,301 to Auctus for conversion of its convertible debt and accrued interest.

On March 23, 2021, we issued 8,093,400 shares of common stock valued at $43,704 to Auctus for conversion of its convertible debt and accrued interest.

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

BERGIO INTERNATIONAL, INC.

Date: May 27, 2021	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)