Form 10-Q
period 2021-06-30
Bergio International, Inc.
filed 2021-08-11
CIK 1431074

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

As of August 9, 2021 there were 640,877,486 shares outstanding of the registrant’s common stock.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS:
Current assets:
Cash	$2,419,108	$70,081
Accounts receivable, net	136,526	100,255
Inventories	2,658,931	1,143,037
Prepaid expenses and other current assets	46,489	6,668
Deferred financing costs	-	1,591
Total current assets	5,261,054	1,321,632
Property and equipment, net	104,054	94,144
Goodwill	2,900,270	-
Intangible assets, net	632,253	-
Operating lease right-of-use assets	146,185	53,955
Investment in unconsolidated affiliate	5,828	5,828
Total assets	$9,049,644	$1,475,559
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current Liabilities:
Accounts payable and accrued liabilities	$1,879,778	$189,341
Loans payable	948,743	312,300
Convertible notes payable, net of debt discount	638,915	232,870
Deferred compensation - CEO	346,163	125,399
Advances from Principal Executive Officer and accrued interest	198,027	31,313
Derivative liability - current	327,269	201,430
Derivative liability - acquisition	1,609,144	-
Operating lease liabilities - current	92,776	13,665
Total current liabilities	6,040,815	1,106,318
Long-term Liabilities:
Deferred compensation - CEO- long-term	-	320,172
Note payable - long-term	264,800	-
Advances from Principal Executive Officer and accrued interest	-	179,828
Operating lease liabilities - long-term	53,409	40,289
Total long-term liabilities	318,209	540,289
Total Liabilities	6,359,024	1,646,607
Commitments and contingencies	-	-
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value, 10,000,000 shares authorized Series A preferred stock - $0.00001 par value, 51 shares authorized, 51 and 51 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and none shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5 shares authorized, 5 and none shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively ($100 per share liquidation value)	-	-
Common stock, $0.00001 par value; 6,000,000,000 shares Authorized 580,508,634 and 90,823,799 issued and outstanding, respectively	5,805	908
Treasury stock	103,700	103,700
Additional paid-in capital	16,790,048	11,532,849
Accumulated deficit	(13,831,781)	(11,808,505)
Total Bergio International, Inc. stockholders’ equity (deficit)	3,067,772	(171,048)
Non-controlling interest in subsidiary	(377,152)	-
Total stockholders’ equity (deficit)	2,690,620	(171,048)
Total liabilities and stockholders’ equity (deficit)	$9,049,644	$1,475,559

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales, net	$2,137,320	$77,944	$3,286,634	$153,337
Cost of sales	378,090	45,852	688,256	72,158
Gross profit	1,759,230	32,092	2,598,378	81,179
Operating expenses:
Selling and marketing expenses	1,416,672	964	1,739,155	4,596
Professional and consulting expenses	336,367	50,553	508,135	186,830
General and administrative expenses	480,432	98,225	1,190,411	186,419
Total operating expenses	2,233,471	149,742	3,437,701	377,845
Loss from operations	(365,082)	(179,016)	(365,082)	(179,016)
Other income (expense)
Interest expense	(306,144)	(27,450)	(353,058)	(46,220)
Derivative expense	(88,837)	(25,000)	(214,203)	(25,000)
Amortization of debt discount	(511,863)	(59,734)	(670,865)	(119,467)
Change in fair value of derivative liabilities	(645,644)	1,138,529	(769,211)	(74,853)
Interest income	822	-	822	-
Other income	24,406	-	24,406	-
Gain on extinguishment of debt	81,000	-	423,309	-
Total other income (expense)	(1,446,260)	1,026,345	(1,558,800)	(265,540)
Loss before provision for income taxes	(1,920,501)	908,695	(2,398,123)	(562,206)
Provision for income taxes	-	-	-	-
Net income (loss)	(1,920,501)	908,695	(2,398,123)	(562,206)
Losses attributable to non-controlling interest	300,884	-	377,152	-
Net income (loss) attributable to Bergio International, Inc.	(1,619,617)	$908,695	(2,020,971)	$(562,206)
Net income (loss) per common share - basic and diluted
Basic	$(0.00)	$0.04	$(0.01)	$(0.02)
Diluted	$(0.00)	$0.01	$(0.01)	$(0.02)
Weighted average common shares outstanding:
Basic	353,052,392	25,474,171	246,224,350	23,097,182
Diluted	353,052,392	82,823,938	246,224,350	23,097,182

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Treasury	Accumulated	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	interest	(Deficit)

Balance, December 31, 2020	51	$-	-	$-	-	$-	90,823,799	$908	$11,532,849	$103,700	$(11,808,505)	$-	$(171,048)

Issuance of stock for debt conversion	-	-	-	-	-	-	33,403,000	334	233,486	-	-	-	233,820
Value of preferred stock at issuance associated with the acquisition of Aphrodite’s Marketing	-	-	-	-	-	-	46,056,319	460	164,392	-	-	-	164,852
Common stock warrants granted in connection with the issuance of convertible notes	-	-	3,000	-	5	-	-	-	664,105	-	-	-	664,105
Proceeds from grants	-	-	-	-	-	-	-	-	687,500	-	-	-	687,500
Issuance of new common stock	-	-	-	-	-	-	-	-	5,000	-	-	-	5,000
Net loss	-	-	-	-	-	-	-	-	-	-	(401,354)	(76,268)	(477,622)

Balance, March 31, 2021	51	$-	3,000	$-	5	$-	170,283,118	$1,702	$13,287,332	$103,700	$(12,209,859)	$(76,268)	$1,106,607

Common stock issued for cash	-	-	-	-	-	-	389,288,142	3,893	2,721,124	-	-	-	2,725,017
Issuance of common stock for debt conversion	-	-	-	-	-	-	20,937,374	210	94,092	-	-	-	94,302
Beneficial conversion feature in connection with the issuance of convertible notes	-	-	-	-	-	-	-	-	687,500	-	-	-	687,500
Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(2,305)	-	(2,305)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,619,617)	(300,884)	(1,920,501)

Balance, June 30, 2021	51	$-	3,000	$-	5	$-	580,508,634	$5,805	$16,790,048	$103,700	$(13,831,781)	$(377,152)	$2,690,620

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Treasury	Accumulated	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	interest	(Deficit)

Balance, December 31, 2019	51	$-	-	$-	-	$-	19,289,141	$193	$11,047,546	$-	$(11,660,455)	$-	$(612,716)

Common Stock issued for future services	-	-	-	-	-	-	4,000,000	40	147,960	-	-	-	148,000
Issuance of common stock for debt conversion	-	-	-	-	-	-	1,160,804	12	23,088	-	-	-	23,100
Net loss	-	-	-	-	-	-	-	-	-	-	(1,470,901)	-	(1,470,901)

Balance, March 31, 2020	51	$-	-	$-	-	$-	24,449,945	$245	$11,218,594	$-	$(13,131,356)	$-	$(1,912,517)

Intrinsic value associated with convertible notes	-	-	-	-	-	-	-	-	25,000	-	-	-	25,000
Proceeds from grants	-	-	-	-	-	-	-	-	5,000	-	-	-	5,000
Issuance of common stock for debt conversion	-	-	-	-	-	-	1,700,000	17	15,206	-	-	-	15,223
Net loss	-	-	-	-	-	-	-	-	-	-	908,695	-	908,695

Balance, June 30, 2020	51	$-	-	$-	-	$-	26,149,945	$262	$11,263,800	$-	$(12,222,661)	$-	$(958,599)

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,020,971)	$(562,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest in subsidiary	(377,152)	-
Depreciation and amortization	128,059	16,624
Stock-based compensation	110,640	148,750
Amortization of debt discount and deferred financing costs	670,865	119,467
Derivative expense	214,203	25,000
Forgiveness of note payable	(18,291)	-
Gain from settlement of loan included in other income	(6,000)	-
Change in fair value of derivative liabilities	769,211	74,853
Gain on extinguishment of debt	(423,309)	-
Non-cash interest upon conversion of debt	10,375	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(36,271)	(12,356)
(Increase) decrease in inventory	(396,301)	5,949
Decrease in prepaid expenses and other current assets	289,657	-
Increase in accounts payable and accrued liabilities	428,940	119,165
Increase (decrease) in deferred compensation	(99,408)	50,000
NET CASH USED IN OPERATING ACTIVITIES	(755,753)	(14,754)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44,355)	-
NET CASH USED IN INVESTING ACTIVITIES	(44,355)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	2,958,837	-
Proceeds from government grant	5,000	5,000
Proceeds from note payable	18,291	-
Proceeds from loans payable	-	31,108
Proceeds from convertible notes, net of debt issuance cost	1,617,500	-
Repayment of convertible debt	(30,000)	-
Repayment of loans payable	(839,976)	-
Repayment of debt	(567,403)	-
Advance from (payments to) Principal Executive Officer, net	(13,114)	(44,144)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,149,135	(8,036)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	2,349,027	(22,790)
CASH AND CASH EQUIVALENTS - beginning of period	70,081	22,790
CASH AND CASH EQUIVALENTS - end of period	$2,419,108	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt and accrued interest	$259,154	$37,573
Debt discount in connection with the issuance of stock warrants	$1,375,000	$-
Initial amount of ROU asset and related liability	$190,489	$-
Initial derivative liability recorded in connection with convertible notes payable	$242,500	$-
Initial derivative liability recorded in connection with acquisition of Aphrodite’s Marketing related to the issuance of Series B preferred stock	$821,738	$-
Initial derivative liability recorded due to commission fees for the acquisition of Aphrodite’s Marketing related to the issuance of Series C preferred stock	$110,640	$-
Issuance of Series B preferred stock issued for the acquisition of Aphrodite’s Marketing	$664,105	$-
Net assets assumed in acquisition of Aphrodite’s Marketing:
Cash	$60,287	$-
Accounts receivable, net	125,726	-
Inventory	1,119,593	-
Prepaid expenses	291,783	-
Accounts payable and accrued liabilities	(1,283,244)	-
Loans payable	(2,304,438)	-
Note payable - long term	(150,000)	-
Net liability assumed	$(2,140,293)	$-

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

Organization and Nature of Operations

Bergio International, Inc. (the “Company”) was incorporated in the State of Delaware on July 24, 2007 under the name Alba Mineral Exploration, Inc. On October 21, 2009, as a result of a Share Exchange Agreement, the corporation’s name was changed to Bergio International, Inc. On February 19, 2020, the Company changed its state of incorporation to Wyoming. The Company is engaged in the product design, manufacturing, distribution of fine jewelry primarily in the United States and is headquartered in Fairfield, New Jersey. The Company’s intent is to take advantage of the Bergio brand and establish a chain of retail stores worldwide. The Company’s branded product lines are products and/or collections designed by the Company’s designer and CEO, Berge Abajian, and will be the centerpiece of the Company’s retail stores.

On February 10, 2021, the Company entered into an Acquisition Agreement (“Acquisition Agreement”) with Digital Age Business, Inc., a Florida corporation, (“Digital Age”), pursuant to which the shareholders of Digital Age agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed Company known as Aphrodite’s Marketing, Inc. (“Aphrodite’s Marketing”), a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company. The Company owns 51% of Aphrodite’s Marketing.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of June 30, 2021. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and footnotes thereto included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2021 (the “Annual Report”). The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.

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

Non-controlling Interest in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. The minority holder contributed inventory and a customer list. As of June 30, 2021, the Company recorded a non-controlling interest balance of $(377,152) in connection with the majority-owned subsidiaries, Aphrodite’s Marketing as reflected in the accompanying condensed consolidated balance sheet and losses attributable to non-controlling interest of $300,884 and $377,152 during the three and six months ended June 30, 2021, respectively as reflected in the accompanying condensed consolidated statements of operations.

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss and cash used in operations of $2,398,123 and $755,753, respectively, for the six months ended June 30, 2021. Additionally, the Company had an accumulated deficit of approximately $13,800,000 at June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations.

It is our intention to establish the Company as a holding company for the purpose of establishing retails stores worldwide. The Company’s branded product lines are products and/or collections designed by the Company’s designer and CEO, Berge Abajian, and will be the centerpiece of the Company’s retail stores. The Company also intend to complement its own quality-designed jewelry with other products and the Company’s specially-designed handbags. This is in line with the Company’s strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is the Company’s intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals.

The Company has also increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations. The newly formed company, of which the Company owns 51%, will greatly enhance the Company’s online presence and provide the opportunity for future growth.

These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly-owned and majority-owned subsidiaries as of June 30, 2021. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2021 and 2020 include the estimates of useful lives of property and equipment and intangible assets, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the fair value of warrants issued with debt, the valuation allowance on deferred tax assets, and stock-based compensation.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.

Revenues are recognized at the time of shipment to the customer with the price being fixed and determinable and collectability assured, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists.

Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2:	Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3:	Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Upon adoption, this guidance did not have a material impact on its consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at June 30, 2021:

	June 30, 2021			December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$-	$-	$1,936,413	$-	$-	$201,430

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding equity instruments.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at June 30, 2021 and December 31, 2020. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At June 30, 2021 and December 31, 2020, the Company had cash in excess of FDIC limits of approximately $2,040,000, and $0, respectively.

Accounts Receivable

Accounts receivable are generated from sales of fine jewelry to retail outlets throughout the United States. At June 30, 2021 and December 31, 2020, accounts receivable were substantially comprised of balances due from retailers.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. The Company historically has been able to collect the accounts receivable balance during a period of nine months to a year. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $0 for both periods.

Inventory

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

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the six months ended June 30, 2021 and 2020.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Derivative Liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises and acquisition (see Note 13). The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 - Derivative and Hedging - Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. For public business entities, the amendments in Part I of the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 4 - Net Income (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and stock warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future.

For the six months ended June 30, 2020, 31,768,560 shares issuable upon the exercise of warrants and conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive. The potentially dilutive common stock equivalents as of June 30, 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

June 30, 2021
Common Stock Equivalents:
Stock Warrants	756,575,000
Convertible Preferred Stock	203,178,022
Convertible Notes	61,050,061
Total	1,020,803,083

Note 5 - Convertible Notes Payable

As of June 30, 2021, and December 31, 2020, convertible notes payable consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Principal amount	$1,762,500	$262,104
Less: unamortized debt discount	(1,123,585)	(29,234)
Convertible notes payable, net	$638,915	$232,870

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

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

During the six months ended June 30, 2021, principal of $91,399 and $6,512 of accrued interest were fully converted into 25,642,684, shares of common stock. The outstanding balances at June 30, 2021 and December 31, 2020 were $0 and $91,399, respectively, with accrued interest of $0 for both periods.

Power Up Lending Group

On July 13, 2020, the Company entered into an 8% convertible note in the amount of $55,000 with Power Up Lending Group. The principal and accrued interest was payable on or before July 13, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the six months ended June 30, 2021, principal of 55,000 and $2,200 of accrued interest were converted into 19,066,667, shares of common stock. The outstanding balances at June 30, 2021 and December 31, 2020 were $0 and $55,000, respectively, with accrued interest of $0 and $2,061 at June 30, 2021 and December 31, 2020, respectively.

On October 26, 2020, the Company entered into an 8% convertible note in the amount of $44,000 with Power Up Lending Group. The principal and accrued interest was payable on or before October 26, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the six months ended June 30, 2021, principal of $44,000 and $1,760 of accrued interest were fully converted into 9,533,333, shares of common stock. The outstanding balances at June 30, 2021 and December 31, 2020 were $0 and $44,000, respectively, with accrued interest of $0 and $868 at June 30, 2021 and December 31, 2020, respectively.

On November 9, 2020, the Company entered into an 8% convertible note in the amount of $35,000 with Power Up Lending Group. The principal and accrued interest was payable on or before November 9, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the six months ended June 30, 2021, principal of $35,000 and $1,400 of accrued interest were fully converted into 8,905,753, shares of common stock. The outstanding balances at June 30, 2021 and December 31, 2020 were $0 and $35,000, respectively, with accrued interest of $0 and $399 at June 30, 2021 and December 31, 2020, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

On January 15, 2021, the Company entered into an 8% convertible note in the amount of $43,500 with Power Up Lending Group. The principal and accrued interest is payable on or before January 15, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the six months ended June 30, 2021. The outstanding balance at June 30, 2021 was $43,500, with accrued interest of $1,764 at June 30, 2021.

On January 29, 2021, the Company entered into an 8% convertible note in the amount of $33,500 with Power Up Lending Group. The principal and accrued interest is payable on or before January 29, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the six months ended June 30, 2021. The outstanding balance at June 30, 2021 was $33,500, with accrued interest of $1,283 at June 30, 2021.

On March 3, 2021, the Company entered into an 8% convertible note in the amount of $63,500 with Power Up Lending Group. The principal and accrued interest is payable on or before March 3, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the six months ended June 30, 2021. The outstanding balance at June 30, 2021 was $63,500, with accrued interest of $1,973 at June 30, 2021.

On May 11, 2021, the Company entered into an 8% convertible note in the amount of $53,750 less legal and financing costs of $3,750 for net proceeds of $50,000 with Power Up Lending Group. The principal and accrued interest is payable on or before May 11, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day ending on the latest complete trading day prior to the date of this note. There were no conversions during the six months ended June 30, 2021. The outstanding balance at June 30, 2021 was $53,750, with accrued interest of $736 at June 30, 2021.

On June 22, 2021, the Company entered into an 8% convertible note in the amount of $55,750 less legal and financing costs of $3,750 for net proceeds of $52,000 with Power Up Lending Group. The principal and accrued interest is payable on or before June 22, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the six months ended June 30, 2021. The outstanding balance at June 30, 2021 was $55,750, with accrued interest of $764 at June 30, 2021.

Trillium Partners LLP, 3a Capital Establishment, JP Carey Limited Partners, LP, and JP Carey Enterprises, Inc.

On February 11, 2021, the Company entered into a 10% convertible notes totaling $1,512,500 less legal and financing costs of $137,500 for net proceeds of $1,375,000. The principal and accrued interest is payable on or before February 11, 2022. The note may not be prepaid except under certain conditions. The Company shall pay interest on a quarterly basis in arrears in cash to the Holder commencing on March 1, 2021 and continuing thereafter on each quarterly anniversary of such date until the Obligations have been satisfied in full, on the aggregate then outstanding principal amount of this Note at the rate of ten percent (10%) per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price in effect on any Conversion Date shall be equal to $0.0015. Additionally, the Company granted 756,250,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of this convertible note. The warrants have a term of 5 years from the date of grant and was exercisable at an exercise price of $0.002. The Company accounted for the warrants issued with this convertible notes by using the relative fair value method. The total debt discount consisted of beneficial conversion feature of $687,500 and relative fair value of the warrants of $687,500 using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.013 based on the closing price of common stock at date of grant, exercise price of $0.002, dividend yield of zero, expected term of 5.00, a risk-free rate of 0.46%, and expected volatility of 424%. There were no conversions during the six months ended June 30, 2021. The outstanding balance at June 30, 2021 was $1,512,500 with accrued interest of $57,456 at June 30, 2021.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

For the three and six months ended June 30, 2021, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $511,863 and $$670,865, respectively, and for the three and six months ended June 30, 2020, amounted to $59,734 and $119,467, respectively, which has been amortized to interest expense on the accompanying unaudited condensed consolidated statements of operations.

Note 6 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock are recorded as a liability and are revalued at fair value at each reporting date.

The following is a roll forward for the six months ended June 30, 2021 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments
(Unaudited)
Balance at December 31, 2020	$201,430
Initial valuation of derivative liabilities included in debt discount	242,500
Initial valuation of derivative liabilities related to issuance of Series B and C Preferred Stock	932,378
Initial valuation of derivative liabilities included in derivative expense	214,203
Reclassification of derivative liabilities to gain on extinguishment of debt	(423,309)
Change in fair value of derivative liabilities	769,211
Balance at June 30, 2021	$1,936,413

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at June 30, 2021, the last trading day of the period ended June 30, 2021, was $0.0078. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at June 30, 2021 are indicated in the table that follows. The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

	Initial Valuations (on new derivative instruments entered into during the six months ended June 30, 2021)	June 30, 2021
Volatility	328% to 412%	328%
Expected Remaining Term (in years)	0.45 to 1.50	0.04 to 1.11
Risk Free Interest Rate	0.05 to 0.10%	0.05 to 0.07%
Expected dividend yield	None	None

Note 7 - Loans Payable

Loans payable consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Loans principal amount	$922,493	$312,300
Accrued interest	26,250	-
Loans payable	$948,743	$312,300

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Fife, Typenex and Iliad

In December 2012, the Company entered into a $325,000 convertible note with Fife consisting of three tranches to be drawn down with the first tranche totaling $125,000, including $25,000 in loan costs and additional two tranches totaling $200,000. The note bore a 5% annual interest rate and matures eighteen months from the date of issuance. The note was convertible into shares of the Company’s common stock based on 70% of the average of the three lowest closing prices of the common stock for the proceeding 15 consecutive trading days immediately prior to the conversion. During 2013, the conversion price was fixed at $0.005 per share. As of December 31, 2012, the Company only drew down the first tranche totaling $125,000. On February 11, 2013, April 5, 2013, April 23, 2013, and July 1, 2013, the Company drew down an additional $250,000.

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

On October 17, 2014, the Company entered into a financing arrangement with Iliad to provide additional financing in the amount of up to $450,000 through the issuance of a Secured Convertible Promissory Note (the “Note”). The Company agreed to cover Iliad’s legal, accounting and other related fees in the amount of $5,000, which was included in the principal balance of the Note. The Note accrued interest at the rate of 8% per annum until the Note was paid in full. Monies were to be drawn in eight tranches with the initial tranche in the amount of $105,000, and the remaining balance of $350,000 in seven tranches of $50,000 each. The Company drew down the initial tranche on October 17, 2014. The Note had a maturity date of July 17, 2016. The Company continued to negotiate with the lender.

Beginning nine months after October 17, 2014 and on the same day each month thereafter, the Company was to make an installment payment, based upon the unpaid balance. At the option of the Company, payments may be made in cash or by converting the installment amount into shares of the Company’s common stock. The conversion price was equal to the lesser of (i) $0.0005 per share and (ii) 67.5% of the average of the three lowest closing bid prices in the 15 trading days immediately preceding the conversion. The Company had the right to prepay the Note at 135% of the outstanding balance at the time of prepayment.

In August 2020, the Company and Iliad entered into a Settlement Agreement. Under the terms of the Agreement, the Company and Iliad agreed to settle approximately $474,000 of convertible debt and accrued interest for a total of $300,000 in a note to be paid in monthly installments of $50,000 beginning September 1, 2020.

During the six months ended June 30, 2021, the Company fully paid the remaining balance of this loan. Accordingly, the outstanding balances at June 30, 2021 and December 31, 2020 were $0 and $150,000 respectively, with accrued interest of $0 for both periods.

111 Recovery Corp. and Vis Vires Group, Inc.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest was payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note was convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever was greater. During the year ended December 31, 2020 principal of $33,000 and accrued interest of $4,700 was converted into 9,015,614 shares of common stock. The outstanding balance at June 30, 2021 and December 31, 2020 was $0, with accrued interest of $13,000 and $13,000 at June 30, 2021 and December 31, 2020, respectively.

PPP Loan

On March 27, 2020, the Company received federal funding through the Paycheck Protection Program (the “PPP”) for the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), administered by the U.S. Small Business Administration (“SBA”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. On April 17, 2020, the Company issued a promissory note to Columbia Bank in the principal aggregate amount of $18,608 (the “PPP Loan”). On September 5, 2020 the Paycheck Protection Program Flexibility Act was signed into law and extended the program until December 31, 2020.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

During the six months ended June 30, 2021, the Company received another PPP Loan in the amount of $18,291 under similar terms as the first loan. On February 17, 2021, the SBA authorized forgiveness of the outstanding principal balance of $18,291 and all accrued interest payable of the Company’s PPP loan.

Coyne Enterprises, Inc.

On May 23, 2019, the Company entered into a loan agreement with Coyne Enterprises, Inc. in the amount of $30,000. The term of the loan was for the period September 1, 2019 through November 30, 2019. The Company continues to negotiate the extension of this loan. Interest accrues at the rate of 6% per annum and is to be paid quarterly. Prepayment or partial payment can be made with no penalty. During the six months ended June 30, 2020, the Company repaid the remaining outstanding balance of $15,000. The outstanding balances at June 30, 2021 and December 31, 2020 were $0 and $15,000, respectively, with accrued interest of $0 and $155 at June 30, 2021 and December 31, 2020, respectively.

RB Capital Partners, Inc.

On October 15, 2019, the Company entered into a 10% convertible note in the amount of $25,000 with RB Capital Partners, Inc. The note was payable on demand but has a period of twelve months. The principal and accrued interest was payable on or before October 15, 2020. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note was convertible into shares of the Company’s common stock at a fixed price of $0,001. During the year ended December 31, 2020, principal of $3,800 was converted into 3,800,000 shares of common stock.

On July 1, 2020, the Company entered into a 10% convertible note in the amount of $25,000 with RB Capital Partners, Inc. The note was payable on demand but has a period of twelve months. The principal and accrued interest was payable on or before October 15, 2020. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note was convertible into shares of the Company’s common stock at a fixed price of $0.50. There were no conversions during the year ended December 31, 2020.

On August 10, 2020, the Company entered into a 10% convertible note in the amount of $25,000 with RB Capital Partners, Inc. The note was payable on demand but has a period of twelve months. The principal and accrued interest was payable on or before October 15, 2020. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note was convertible into shares of the Company’s common stock at a fixed price of $0.50. There were no conversions during the year ended December 31, 2020.

On November 11, 2020, RB Partners and the Company entered into an agreement whereas the Company agreed to allow RB Partners to convert $6,000 at $0.001 and issue 6,000,000 shares and pay the balance of the note in the amount of $18,000. RB Partners agreed to release the Company of any remaining obligations on the remaining two notes of $25,000 each.

During the six months ended June 30, 2021, the Company paid $6,000 to settle the remaining balance of this $12,000 loan. The outstanding balances due to RB Partners at June 30, 2021 and December 31, 2020 were $0 and $18,000, respectively, with accrued interest of $0 for both periods. The Company had committed to allow RB Partners to convert $6,000 at $0.001 and issue 3,000,000 at a later date.

Crown Bridge Partners Inc.

On October 29, 2019, the Company entered into a 10% convertible promissory note in the amount of $100,000 with Crown Bridge Partners, LLC. This Note carried a prorated original issue discount of up to $8,000.00 to cover the Holder’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the note, which was included in the principal balance of this note. The holder paid $23,000 for the first tranche ($25,000 less $2,000 discount). The maturity date for each tranche funded was twelve (12) months from the effective date of each payment as well as any accrued and unpaid interest and other fees. Interest accrues at the rate of 10% per annum and shall be computed on the basis of a 365-day year and the actual number of days elapsed. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate the of lesser of (i) 15% per annum and (ii) the maximum amount permitted under law from the due date thereof until the same was paid (the “Default Interest”). The Holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this note into fully paid and non-assessable shares of common stock.

The conversion price was 60% multiplied by the lowest trading price (representing a discount rate of 40%) during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this note. The conversion price was subject to a floor price of $0.000035.

During the year ended December 31, 2020, this debt was totally converted into common stock. The outstanding balances at June 30, 2021 and December 31, 2020 were $0 and $0, respectively, with accrued interest of $0 and $2,742 at June 30, 2021 and December 31, 2020, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Trillium Partners LP

On June 16, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $12,500. The loan and accrued interest was due on December 31, 2020. Interest accrues at the rate of 10% per annum. The outstanding balances at June 30, 2021 and December 31, 2020 were $12,500 with accrued interest of $935 and $363 at June 30, 2021 and December 31, 2020, respectively. The Company is negotiating an extension for this loan.

On September 14, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $12,250. The loan and accrued interest was due on March 14, 2021. Interest accrues at the rate of 10% per annum. The outstanding balances at June 30, 2021 and December 31, 2020 were $12,250 and $12,250, respectively, with accrued interest of $0 for both periods. The Company is negotiating an extension for this loan.

On September 18, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $15,000. The loan and accrued interest was due on March 18, 2021. Interest accrues at the rate of 10% per annum. The outstanding balances at June 30, 2021 and December 31, 2020 were $15,000 and $15,000, respectively, with accrued interest of $793 and $378 at June 30, 2021 and December 31, 2020, respectively. The Company is negotiating an extension for this loan.

Clear Finance Technology Corporation (“Clearbanc”)

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Clearbanc, an e-commerce platform provider. The loan or advance is non-interest bearing and due on demand. As of June 30, 2021, the outstanding balance is $72,186.

Shopify

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Shopify, an e-commerce platform provider with a remittance rate of 7%. The loan or advance is non-interest bearing, due on demand and are secured by all of the assets of Aphrodite’s Marketing. As of June 30, 2021, the outstanding balance is $146,106.

Business Capital

The Company’s majority owned subsidiary, Aphrodite’s Marketing, had a loan with Business Capital. As of June 30, 2021, the outstanding balance is $0.

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business (see Note 13). The loan is non-interest bearing and due on demand. As of June 30, 2021, the outstanding balance is $75,500.

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. As of June 30, 2021, the outstanding balance is $525,000 and accrued penalty and interest of $26,250.

Digital Age Business

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. The loan is non-interest bearing and due on demand. As of June 30, 2021, the outstanding balance is $63,951.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Note 8 - Notes Payable - Long Term

Notes payable is summarized below:

June 30, 2021
(Unaudited)
Principal amount	$264,800
Less: current portion	-
Notes payable - long term portion	$264,800

Minimum principal payments under notes payable are as follows:

Remaining in December 31, 2021	$-
Year ended December 31, 2022	7,746
Year ended December 31, 2023	15,492
Year ended December 31, 2024	15,492
Year ended December 31, 2025	15,492
Thereafter	210,578
Total principal payments	$264,800

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but was extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at June 30, 2021 and December 31, 2020 were $114,800 with accrued interest of $4,268 and $2,101 June 30, 2021 and December 31, 2020, respectively.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. The outstanding balance at June 30, 2021 was $150,000 with accrued interest of $5,610 at June 30, 2021.

Note 9 - Advances from Principal Executive Officer and Accrued Interest

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At June 30, 2021 and December 31, 2020, $198,027 and $211,141, respectively, was due to such officer, including accrued interest and interest expense is accrued at an average annual market rate of interest which is 3.25% at June 30, 2021 and December 31, 2020. Interest expense incurred was $7,485 and $5,803 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest was $20,199 and $216,527 at June 30, 2021 and December 31, 2020. No terms for repayment have been established.

Effective February 28, 2010, the Company entered into an employment agreement with the Company’s Principal Executive Officer (“PEO”). The agreement, which is for a five-year term, provides for an initial base salary of $175,000 per year with a 3% annual increase thereafter (the “Base Salary”). The PEO is also entitled to certain bonuses based on net profits before taxes and other customary benefits, as defined in the agreement. In addition, since it is understood that the Company is employing the PEO during a time of economic decline throughout the U.S. and at times and from time to time, the Company may not be in a position to pay the full amount of Base Salary owed the PEO it is understood and agreed to by the Board, that as long as the Company is unable to pay the PEO the full amount of his Base Salary that the Board shall issue to him, from time to time, an amount of shares that will allow him to remain in possession of fifty-one percent (51%) of the Company’s then outstanding shares of common stock. Such issuances shall be made to the PEO at any time when his total share holdings are reduced to an amount less than fifty-one percent (51%) as a result of issuance of shares of common stock made on behalf of the Company.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Effective September 1, 2011, the Company and PEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the PEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the PEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock. However, the PEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provides for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the PEO.

As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the PEO notified the Company that for the one-year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000.

The reduction in base compensation was subsequently extended to December 31, 2013. The PEO is currently deferring his salary to conserve cash. During the year ended December 31, 2019, the principal executive officer converted $500,000 of deferred compensation into 17,000,000 shares of common stock of the Company. The PEO in December 2020 returned these shares to the Company.

As of December 31, 2020, deferred compensation and advances from PEO of $320,172 and $179,828, totaling $500,000, was classified as a long-term liability as per agreement with the PEO to defer payment for twelve months. At June 30, 2021, deferred compensation due to PEO amounted to $346,163 and advances from PEO amounted $198,027.

Note 10 - Commitments and Contingencies

Litigation

The Company is currently not involved in any litigation that we believe could have a material adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting the Company, the Company’s common stock, any of the Company’s subsidiaries or of the Company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Note 11 - Operating Lease Liabilities

The Company leases retail space at two different locations. One lease has monthly payments from $1,350 to $1,665 which expires in May 2024. The second lease has a contingent rental based on 10% of sales. Contingent rentals are not included in operating lease liabilities. The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 10% at June 30, 2021.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing entered into an approximate three-year lease agreement on October 1, 2019, to rent three office suites. The lease requires monthly payments of approximately $8,879 per month.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of June 30, 2021.

2021 remainder	$50,496
2022	81,745
2022	19,700
2024	6,660
Total minimum lease payments	158,601
Less amounts representing interest	(12,416)
Present value of net minimum lease payments	146,185
Less current portion	(92,776)
Long-term capital lease obligation	$53,409

(1)	The above amount does not include contingent rentals which may be paid under lease agreement with Ocean Resort Casino. This rental is based upon 10% of gross sales at this location.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Note 12 - Stockholder’s Equity (Deficit)

Preferred stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, $0.00001 par value. The Company’s board of directors is authorized, at any time, and from time to time, to provide for the issuance of shares of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

Certificate of Designation of Series B 2% Convertible Preferred Stock

On February 10, 2021, the Company filed a Certificate of Designation for Series B Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 4,900 shares of preferred stock as Series B Convertible Preferred Stock.

Designation. The Company had designated 49 shares which was amended and increase from 49 to 4,900 shares of preferred stock as Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock has a par value of $0.00001 per share and a stated value of $100.

Dividends. Holders of Series B Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on the Issuance Date, cumulative dividends on the Series B Preferred Stock at the rate per share (as a percentage of the Stated Value per share) equal to two percent (2%) per annum on the Stated Value., payable in additional shares of Series B Preferred Stock. So long as any shares of Series B Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of eighty percent (80%) of the shares of Series B Preferred Stock then outstanding (the “Requisite Holders), redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities (as defined in Section 7), nor shall the Company directly or indirectly pay or declare any dividend or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption (through a sinking fund or otherwise) of any Junior Securities.

Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary or a Sale (as defined below) (a “Liquidation”), the holders of the Series B Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Preferred Stock an amount equal to the Stated Value plus all accrued but unpaid dividends per share, whether declared or not, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series B Preferred Stock shall be distributed among the holders of Series B Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Voting Rights. Each holder of the Series B Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as-converted basis, either by written consent or by proxy.

Conversion at Option of Holder. Each share of Series B Preferred Stock shall be convertible into 0.01% of the total issued and outstanding shares of the Company’s Common Stock, (such that all 4,900 authorized shares of Series B Preferred Stock, if issued and outstanding, would be convertible in the aggregate into 49% of the total issued and outstanding shares of the Company’s Common Stock) (as determined at the earlier of (i) the date of Conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following February 8, 2021) (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series B Preferred Stock.

Certificate of Designation of Series C 2% Convertible Preferred Stock

On February 10, 2021, the Company filed a Certificate of Designation for Series C Convertible Preferred Stock with the Delaware Secretary of State, designating 5 shares of preferred stock as Series C Convertible Preferred Stock.

Designation. The Company has designated 5 shares of preferred stock as Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock has a par value of $0.00001 per share and a stated value of $100.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Dividends. Holders of Series C Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on the Issuance Date, cumulative dividends on the Series C Preferred Stock at the rate per share (as a percentage of the Stated Value per share) equal to two percent (2%) per annum on the Stated Value., payable in additional shares of Series C Preferred Stock. So long as any shares of Series C Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of eighty percent (80%) of the shares of Series C Preferred Stock then outstanding, redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities, nor shall the Company directly or indirectly pay or declare any dividend or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption of any Junior Securities.

Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary or a Sale (as defined below) (a “Liquidation”), the holders of the Series C Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series C Preferred Stock an amount equal to the Stated Value plus all accrued but unpaid dividends per share, whether declared or not, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series C Preferred Stock shall be distributed among the holders of Series C Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Voting Rights. Each holder of the Series C Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as-converted basis, either by written consent or by proxy.

Conversion at Option of Holder. Each share of Series C Preferred Stock shall be convertible into 1% of the total issued and outstanding shares of the Company’s Common Stock (as determined at the earlier of (i) the date of Conversion of the Series C Preferred Stock; and (ii) eighteen (18) months following February 8, 2021) (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series C Preferred Stock, except that such conversion will automatically be adjusted so that the Holder’s total beneficial ownership does not exceed greater than 9.99% of the issued and outstanding shares of the Company’s Common Stock.

On February 10, 2021, the Company issued 3,000 Series B Convertible Preferred Stock and 5 Series C Convertible Preferred Stock in connection with the acquisition of Aphrodite’s Marketing (see Note 13).

Common stock

From January 1, 2021 through June 30, 2021, the Company issued an aggregate of 66,993,693 shares of its common stock at an average contractual conversion price of approximately $0.004 as a result of the conversion of principal, accrued interest and conversion fees of $259,154 underlying certain outstanding convertible notes converted during such period.

From January 1, 2021 through June 30, 2021, the Company sold an aggregate of 422,691,142 shares of Common Stock for total proceeds of $2,958,837.

Note 13 - Business Acquisition

Aphrodite’s Marketing, Inc.

On February 10, 2021, the Company entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age”), pursuant to which the shareholders of Digital Age agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed subsidiary of the Company known as Aphrodite’s Marketing, Inc. (“Acquisition Sub”), a Wyoming corporation in exchange for 3,000 newly created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing.

As additional consideration for the purchase of the acquired assets, the Company has also agreed to transfer to the selling shareholders 49,000 of the 100,000 authorized shares of the Acquisition Sub, such that upon the closing date, 51% of the Acquisition Sub shall be owned by the Company, and 49% of the Acquisition Sub shall be owned by the selling shareholders.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Under the terms of the Acquisition Agreement, the Acquisition Sub is expected to meet the adjusted financial projections as set forth in the Acquisition Agreement, in order to earn additional 1,900 Series B Preferred shares, which if earned, shall entitle the selling shareholders to earn up to an additional 19% (the “Additional Shares”) of Series B Preferred Stock, which, including the 30% of Series B Preferred Stock issued at closing, shall together convert up to a maximum of 49% of the Company’s then-issued and outstanding shares of common stock, with the Additional Shares being subject to a two-year vesting period from the date of issuance, based upon additional revenues of Acquisition Sub, as set forth in the Acquisition Agreement.

In addition, the Acquisition Agreement requires that upon closing, Jonathan Foltz, the President and CEO of Digital Age, and certain other key employees of Acquisition Sub received employment agreements from Acquisition Sub with respect to their continued employment (the “Employment Agreements”) (which will allow such key employees to participate in any employee stock ownership plan (“ESOP”) as offered to the other Company’s subsidiary employees from time to time) to make certain that current personnel operating the business of Aphrodites.com shall remain in place for all departments of the business of Aphrodite’s Marketing post-closing of the acquisition.

As further consideration for the acquisition, under the Acquisition Agreement, the Company agreed to provide Acquisition Sub with certain financing, as follows (a) upon the signing of the Letter of Intent that preceded this Acquisition Agreement, the Company provided loans to Jonathan Foltz for the benefit of Aphrodites.com in the amounts of $50,000 on January 22, 2021, $35,000 on January 27, 2021, and $50,000 on February 5, 2021, which were used to pay some of the most pressing of Aphrodite’s Liabilities of as evidenced by the three promissory notes set forth (b) and upon the signing of this Acquisition Agreement, the Company or its investors will provide equity financing of $615,000 for the benefit of Acquisition Sub, (for which the Company shall enter into a certain Securities Purchase Agreement, Convertible Promissory Note, Warrant, Guaranty, Security Agreement and Registration Rights Agreement (together, the “BRGO Transaction Documents”), (the “Initial Financing”) which will be used to pay for (i) partial extinguishing the Assumed Liabilities set forth in the Acquisition Agreement and (ii) expenses in connection with the acquisition and the audit of Acquisition Sub; (c) and following the closing of the acquisition, the Company will facilitate a second equity financing for the benefit of the Acquisition Sub in the amount of an additional $750,000, which shall take place following the effective date of the Company’s new S-1 Registration Statement (the “Second Financing”), and such funds shall be utilized, in part, to pay for (i) extinguishing the Assumed Liabilities, and (ii) the expenses incurred in connection with the acquisition and the audit of Acquisition Sub and (d) following the closing, the Company will raise an additional $3,500,000, the proceeds of which will be used for the Acquisition Sub, by the sale of shares of common stock of the Company, pursuant to an S-1 Registration Statement (the “Additional Financing”).

It is anticipated that the Additional Financing will be consummated in tranches over the twelve (12) months following the closing; provided that the first tranche of the Additional Financing will be at least $750,000, and will be provided to the Acquisition Sub within 60 days after the Company’s new S-1 Registration Statement is declared effective by the SEC. As noted on Schedule D and Schedule E to the Acquisition Agreement, the foregoing financing, (including the loans shown on Schedule H, the Initial Financing, the Second Financing and the Additional Financing) totals $5,000,000, and any financing provided to Acquisition Sub, which exceeds the $5,000,000 total detailed in this Section 2.2.1, shall be added to the Gross Revenue benchmarks set forth on Schedule D and Schedule E to the Acquisition Agreement.

Section 2.2.2 of the Acquisition Agreement further provides that, at the closing of the Acquisition, Southridge (or its affiliates as directed by Southridge) shall receive shares of the Company’s newly created Series C Preferred Stock which, collectively, shall be convertible into that number of shares of common stock of the Company which shall equal five percent (5%) of the total issued and outstanding shares of the Company’s Common Stock (as determined at the earlier of: (i) the date of conversion of the Series C Preferred Stock; and (ii) eighteen (18) months following the Closing).

On February 11, 2021, the Company, Digital Age, Acquisition Sub, and the selling shareholders entered into the First Amendment to the February 10, 2021 Acquisition Agreement (the “Amendment”) for the purpose of allocating the Series B Preferred Stock to the selling shareholders without fractional shares, which resulted in changing the Certificate of Designation for the Series B Preferred Stock to reflect a total of 4,900 authorized shares of Series B Preferred Stock, and for the purpose of reflecting a total of 3,000 shares of Series B Preferred Stock to be issued to the selling shareholders upon closing, (and the opportunity for the selling shareholders to earn up to an additional 1,900 shares of Series B Preferred Stock upon reaching certain gross revenue benchmarks).

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Accordingly, the Company applied push-down accounting and adjusted to fair value all of the assets acquired directly on the financial statements of the majority owned subsidiary, Aphrodite’s Marketing.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

The Company accounted for the value under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The consideration of 3,000 Series B Convertible Preferred Stock was convertible at 51,084,935 shares of common stock at the time of closing. Additionally, since the Series B Convertible Preferred Stock could increase in value over the 18-month exercise period and such terms does not contain an explicit limit in the number of common stock to be delivered upon conversion, the Company accounted for the embedded conversion option in the 3,000 Series B Convertible Preferred Stock issued under the Acquisition Agreement as derivative liabilities. The Company determined that there is a 20% probability of achieving the post-acquisition milestones to earn the Additional Shares.

The Company deemed that the fair value of the consideration given was $0.013 per share based on the quoted trading price on the date of the closing amounting to $664,105 which is more clearly evident and more reliable measurement basis. Additionally, the Company recorded $821,739 of fair value from the embedded conversion options in the 3,000 Series B Convertible Preferred Stock and 20% probability of achieving the Additional Shares as derivative liability (see Note 6).

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $60,287)	$1,597,389
Intangible assets (relating to form of employment contracts and Aphrodite name with estimated three-year life) (1)	725,867
Goodwill	2,900,270

Liabilities assumed (including loans payable of $2,304,438 and note payable- long term of $150,000)	(3,737,682)
Net purchase price	$1,485,844

(1)	For the three and six months ended June 30, 2021, amortization of intangible assets amounted to $60,489 and $93,614, respectively.

Additionally, on February 10, 2021, the Company recorded $110,640 of fair value from the embedded conversion options in the 5 Series C Convertible Preferred Stock issued to Southridge as commission fees related to the Acquisition Agreement (see Note 6). Accordingly, the Company recorded stock-based compensation of $110,640 during the six months ended June 30, 2021.

Note 14 - Subsequent Events

Amended Employment Agreement

On July 1, 2021, the Company entered into a Amended and Restated Executive Employment Agreement (“Amended Employment Agreement”) with the CEO of the Company, Berge Abajian (the “Executive”). The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan.

Common Stock For Debt Conversion

From July 1, 2021 through August 4, 2021, the Company issued an aggregate of 20,936,842 shares of its common stock at an average contractual conversion price of approximately $0.004 as a result of the conversion of principal, accrued interest and conversion fees of $79,560 underlying certain outstanding convertible notes converted during such period.

Common Stock issued for cash

From July 1, 2021 through August 4, 2021, the Company sold an aggregate of 39,428,571 shares of Common Stock for total proceeds of $276,000.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Agreement and Plan of Merger with GearBubble, Inc.

Pursuant to the terms of the May 6, 2021 Binding Letter of Intent, on July 1, 2021 (“Closing”), the Company (“BRGO”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GearBubble, Inc., a Nevada corporation, (“Gear Bubble”), pursuant to which the shareholders of Gear Bubble (the “Equity Recipients”) agreed to sell 100% of the issued and outstanding shares of Gear Bubble to a recently formed wholly-owned subsidiary of the Company known as Gear Bubble Tech, Inc., a Wyoming corporation (the “Merger Sub”) in exchange for $3,162,000.00 (the “Cash Purchase Price”), which shall be paid as follows: a) $2,000,000.00 (which was paid in cash at Closing), b) $1,162,000.00 to be paid in 15 equal installments, and c) 49,000 of the 100,000 authorized shares of the Merger Sub, such that upon the Closing, 51% of the Merger Sub shall be owned by BRGO, and 49% of the Merger Sub shall be owned by the Gear Bubble Shareholders.

Under the terms of the Merger Agreement, the Gear Bubble Shareholders also have an opportunity to earn shares of BRGO common stock (“BRGO Incentive Common Shares”) if certain revenue and net income benchmarks are met by Merger Sub in the three years following the Closing of the Acquisition Agreement.

The Merger Agreement requires that following the Closing of the Merger Agreement, Don Wilson, the President and CEO of Gear Bubble, and certain other key employees of Acquisition Sub shall receive employment agreements from Acquisition Sub with respect to their continued employment (the “Employment Agreements”) which will allow such key employees to participate in any employee stock ownership plan (“ESOP”) as offered to other BRGO subsidiary employees from time to time) to make certain that current personnel operating the business of Gear Bubble shall remain in place for all departments of the business of Gear Bubble post-Closing of the Acquisition.

At the Closing, the Equity Recipients will grant BRGO the right of first refusal (the “First Refusal Right”) to purchase the Transfer Shares for cash. The aggregate cash price for the Transfer Shares shall equal (i) the average of a minimum of two (2) and a maximum of three (3) independent valuations of Merger Sub, each as of the date when BRGO notifies the Equity Recipients of its intent to exercise the First Refusal Right, and each of which shall be undertaken by an independent valuation firm (to be identified by BRGO and mutually acceptable to the Equity Recipients), multiplied by (ii) 49%. If the First Refusal Right has not been exercised and the Equity Recipients have not otherwise had a liquidity event with respect to the Merger Sub prior to such date, each Equity Recipient will have a one-time put right (the “Put Right”) that, if elected by such Equity Recipient, would obligate BRGO to buy the Transfer Shares held by such Equity Recipient for cash at a price per Transfer Share based upon the independent fair market valuation per share as determined by an independent valuation firm (chosen in the same manner as set forth in the prior sentence).

Employee Stock Ownership Plan

On July 9, 2021, the Company entered into the Bergio International, Inc. 2021 Stock Incentive Plan (the “ESOP”), under which the Company may award shares of the Company’s Common Stock to employees of the Company and/or its Subsidiaries. The terms of the ESOP allow the Company’s Board of Directors discretion to award the Company’s Common Stock, in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, and performance award shares, to such employees, upon meeting the criteria set forth therein, from time to time. Subject to adjustments as provided in the plan, the shares of common stock that may be issued with respect to awards granted under the plan shall not exceed an aggregate of 1,000,000,000 shares of common stock. The Company shall reserve such number of shares for awards under the plan, subject to adjustments as provided in the plan. The maximum number of shares of common stock under the plan that may be issued as incentive stock options shall be 100,000,000 shares.

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the issuance of 500,000,000 shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, as a Performance Award in recognition of the Closing of the Merger Agreement with Gear Bubble and with the acquisition of the assets used in the operation of Aphrodite’s Marketing. The award of such performance award shares is subject to the Company increasing its total authorized shares of common stock to 9,000,000,000 shares, which the Company plans to accomplish by filing Articles of Amendment to its Articles of Incorporation in Wyoming.

Convertible Note Payable

On July 28, 2021, the Company entered into an 8% convertible note in the amount of $48,750 less legal and financing costs of $3,750 for net proceeds of $45,000 with Power Up Lending Group. The principal and accrued interest is payable on or before July 28, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note.

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

On February 10, 2021 we acquired 51% of Aphrodite’s Marketing an e-commerce company that sold $9,700,000 in 2020. This acquisition was essential to move the Company into the e-commerce space and also it will assist to launch Bergio fine online website to compete with all other jewelry e-commerce companies.

On May 6, 2021 we signed a binding letter of intent to acquire 51% of Gear Bubble, in four and half years Gear bubble processed over $ 130 Million in sales and generated $27 Million in revenue in 2020. On July 1, 2021, we have closed the acquisition and acquired 51% of Gear Bubble.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Overview

Sales increased during the six months ended June 30, 2021 due to Aphrodite’s Marketing acquisition as compared to the six months ended June 30, 2020 despite the impact of the current pandemic. Our retail operations have been impacted by the pandemic. We continue to evaluate our initiatives. We are expanding our online presence and have been experiencing positive results, but it is too early to assess the real impact. The Company continues to position itself for the future with the acquisition of Aphrodite’s Marketing and take advantage of the Bergio brand in the E-Commerce space as well as establishing a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable but with the addition of our online presence it has helped the company to reach a favorable balance. The Company has leveraged itself such that as sales increase a larger portion of dollars will flow to the bottom line.

The Company continues to pursue additional financing opportunities and we have initiated measures to strengthen our financial position. As a result, we have accomplished the following:

●	We have negotiated some of our convertible debt.

●	Pursuant to a Settlement Agreement, Livingston Asset Management acquired $362,285 (the “Claim Amount”) of Company liabilities from certain creditors. In satisfaction of the Claim Amount, the Company agreed to issue shares of the Company’s common stock in one or more tranches to Livingston in the manner contemplated in the Settlement Agreement and Stipulation Agreement. The effect of this will be to convert debt to equity.

●	Filed a S-1 registration statement with the SEC. The Company has received approximately $3 million in proceeds from this offering for the six months ended June 30, 2021.

●	Raised additional funding from loans.

These events have allowed us to reduce our debt, provided limited funding for operations, and funding for the Aphrodite’s Marketing. We continue to pursue other opportunities. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Three Months Ended			Percent
	June 30, 2021	June 30, 2020	Increase (Decrease)	Increase (Decrease)
Sales, net	$2,137,320	$77,944	$2,059,376	2,642.12%

Gross profit	$1,759,230	$32,092	$1,727,138	5,381.83%

Gross profit as a % of sales	82.31%	41.17%

	Six Months Ended			Percent
	June 30, 2021	June 30, 2020	Increase (Decrease)	Increase (Decrease)
Sales, net	$3,286,634	$153,337	$3,133,297	2,043.41%

Gross profit	$2,598,378	$81,179	$2,517,199	3,100.80%

Gross profit as a % of sales	79.06%	52.94%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales for the three months ended June 30, 2021 increased by $2,059,376 to $2,137,320 as compared to $77,944. Net sales for the six months ended June 30, 2021 increased by $3,133,297 to $3,286,634 as compared to $153,337. This increase is the result of the acquisition of Aphrodite’s Marketing which expanded the selling opportunities internationally and nationwide thru out the US. We were able to minimize the impact of the effect on our retail stores by our efforts on our wholesale and expanding our online presence, but it is too early to assess the real impact.

Gross Profit

Gross profit increased by $1,727,138 to $1,759,230 for the three months ended June 30, 2021 as compared to $32,092 for the three months ended June 30, 2020. Gross profit increased by $2,517,199 to $2,598,378 for the six months ended June 30, 2021 as compared to $81,179 for the six months ended June 30, 2020. This increase is primarily attributable to increase in revenues as discussed above.

Operating Expenses

Operating expenses increased by $2,083,729 to $2,233,471 for the three months ended June 30, 2021 as compared to $149,742 for the three months ended June 30, 2020. The increase was primarily attributable to increase in selling, advertising and marketing expenses of $1,415,708, increase professional and consulting expenses of $285,814 and increase in general and administrative expenses of $382,207. The increase in operating expenses reflects the increase in business operations as a result of the acquisition of Aphrodite’s Marketing.

Operating expenses increased by $3,059,856 to $3,437,701 for the six months ended June 30, 2021 as compared to $377,845 for the six months ended June 30, 2020. The increase was primarily attributable to increase in selling, advertising and marketing expenses of $1,734,559, increase professional and consulting expenses of $321,305 and increase in general and administrative expenses of $1,003,992. The increase in operating expenses reflects the increase in business operations as a result of the acquisition of Aphrodite’s Marketing.

Loss from Operations

As a result of the above, we had a loss from operation of $474,241 for the three months ended June 30, 2021 as compared to a loss from operations of $117,650 for the three months ended June 30, 2020. As a result of the above, we had a loss from operation of $839,232 for the six months ended June 30, 2021 as compared to a loss from operations of $296,666 for the six months ended June 30, 2020.

Other Income (Expense)

For the three months ended June 30, 2021, the Company had other expense of $1,446,260 as compared to other income of $1,026,345 for the three months ended June 30, 2020, an increase of $2,472,605 in other expense. The increase in other expense is primarily attributed to the increase in change in fair value of derivatives of $1,784,173, increase in amortization of debt discount of $452,129, increase in interest expense of $278,694, increase in derivative expense of $63,837 offset by increase in gain on extinguishment of debt of $81,000 and other income of $24,406.

For the six months ended June 30, 2021, the Company had other expense of $1,558,800 as compared to other expense of $265,540 for the six months ended June 30, 2020, an increase of $1,293,260 in other expense. The increase in other expense is primarily attributed to the increase in change in fair value of derivatives of $694,358, increase in amortization of debt discount of $551,398, increase in interest expense of $306,838, increase in derivative expense of $189,203 offset by increase in gain on extinguishment of debt of $423,309 and other income of $24,406.

Net Income (Loss)

As a result of the above, we had net loss $1,920,501 for the three months ended June 30, 2021 as compared to net income of $908,695, for the three months ended June 30, 2020. As a result of the above, we had net loss $2,398,123 for the six months ended June 30, 2021 as compared to net loss of $562,206 for the six months ended June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes working capital at June 30, 2021, compared to December 31, 2020:

	June 30, 2021	December 31, 2020	Increase/ (Decrease)

Current Assets	$5,261,054	$1,321,632	$3,939,422

Current Liabilities	$6,040,815	$1,106,318	$4,934,497

Working Capital	$(779,761)	$215,314	$(995,075)

At June 30, 2021 the Company had negative working capital of $779,761 as compared to positive working capital of $215,314 at December 31, 2020. This decrease in working capital is primarily attributed to the increase in liabilities as result of the acquisition of Aphrodite’s Marketing.

During the six months ended June 30, 2021, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the six months ended June 30, 2021, the Company used $755,753 in cash for operations as compared to $14,754 in cash used for operations for the six months ended June 30, 2020. This increase in cash used in operations is primarily attributed to increase in net loss, increase in depreciation and amortization expense, increase in amortization of debt discount and deferred financing cost, increase in derivative expense, increase in change in fair value of derivative liabilities, increase in inventory, increase in accounts payable and accrued liabilities offset by increase in gain from extinguishment of debt and decrease in prepaid expenses.

Cash used in investing activities: For the six months ended June 30, 2021, the Company used $44,355 in cash for investing activities as compared to $0 of cash in investing activities for the six months ended June 30, 2020 as a result of purchases of property and equipment.

Cash provided by (used in) financing activities: Net provided by financing activities for the six months ended June 30, 2021 was $3,149,135 as compared to using $8,036 for the six months ended June 30, 2020. This increase is primarily the result of increases in proceeds received from convertible notes of $1,617,500, sale of common stock of $2,958,837 offset partially by an increase in repayments of loans payable of $839,976, repayment of debt of $567,403 and repayment of convertible debt of $30,000.

Our indebtedness is comprised of loans payable, convertible notes, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of June 30, 2021, principal amounts under the convertible notes payable was $1,762,500, net of debt discount of $1,123,585 at June 30, 2021.

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

The Company has suffered recurring losses and has an accumulated deficit of $13,831,781 as of June 30, 2021. As of June 30, 2021, the Company has $1,762,500 in principal amounts of convertible notes and $948,743 in loans payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. The Company has also increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations. The newly formed company, Aphrodite’s Marketing, of which Bergio owns 51%, will greatly enhance our online presence and provide the opportunity for future growth.

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

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the consolidated financial statements for the year ended December 31, 2020 which is included in our Annual Report.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2021, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

During the three months ended June 30, 2021, the Company issued an aggregate of 20,937,374 shares of its common stock to certain lenders as a result of the conversion of principal, accrued interest and conversion fees of $94,302 underlying certain outstanding convertible notes converted during such period.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.

Date: August 11, 2021	By:	/s/ Berge Abajian
		Name:	Berge Abajian
		Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)