Form 10-Q
period 2021-09-30
Bergio International, Inc.
filed 2021-11-08
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of November 8, 2021 there were 957,397,424 shares outstanding of the registrant’s common stock.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,143,165	$70,081
Accounts receivable, net	95,494	100,255
Inventory	2,969,499	1,143,037
Prepaid expenses and other current asset	32,033	6,668
Deferred financing costs	-	1,591
Total current assets	4,240,191	1,321,632

Property and equipment, net	101,294	94,144
Goodwill	5,681,167	-
Intangible assets, net	571,764	-
Operating lease right of use assets	124,152	53,955
Investment in unconsolidated affiliate	5,828	5,828

Total Assets	$10,724,396	$1,475,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable and accrued liabilities	$1,909,731	$189,341
Loans payable and accrued interest	1,129,959	312,300
Notes payable - current portion	1,165,873	-
Convertible notes payable, net of debt discount	980,604	232,870
Deferred compensation - CEO	346,163	125,399
Advances from Principal Executive Officer and accrued interest	187,089	31,313
Derivative liability - current	411,488	201,430
Derivative liability - acquisition	1,537,400	-
Operating lease liabilities - current	95,435	13,665
Total current liabilities	7,763,742	1,106,318

Long-term liabilities:
Deferred compensation - CEO - long-term	-	320,172
Notes payable - long-term	260,927	-
Advances from Principal Executive Officer and accrued interest - long-term	-	179,828
Operating lease liabilities - long-term	28,717	40,289
Total long term liabilities	289,644	540,289

Total Liabilities	8,053,386	1,646,607

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value, 10,000,000 shares authorized Series A preferred stock - $0.00001 par value, 51 shares authorized, 51 and 51 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and none shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5 shares authorized, 5 and none shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively ($100 per share liquidation value)	-	-
Common Stock, $0.00001 par value; 6,000,000,000 shares authorized, 808,851,921 and 90,823,799 issued and outstanding, respectively	8,088	908
Treasury stock	103,700	103,700
Additional paid-in capital	17,850,781	11,532,849
Accumulated deficit	(14,796,909)	(11,808,505)
Total Bergio International, Inc. stockholders’ equity (deficit)	3,165,660	(171,048)
Non-controlling interest in subsidiaries	(494,650)	-
Total Stockholders’ equity (deficit)	2,671,010	(171,048)
Total Liabilities and Stockholders’ Equity (Deficit)	$10,724,396	$1,475,559

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net revenues	$2,175,042	$137,340	$5,461,676	$290,677

Cost of revenues	1,410,873	29,095	2,099,129	101,253

Gross profit	764,169	108,245	3,362,547	189,424

Operating expenses:
Selling and marketing expenses	645,375	7,619	2,384,530	12,215
Professional and consulting expenses	274,902	37,146	783,037	223,976
General and administrative expenses	795,234	59,423	1,985,645	245,842

Total operating expenses	1,715,511	104,188	5,153,212	482,033

Income (loss) from operations	(951,342)	4,057	(1,790,665)	(292,609)

Other income (expense)
Interest expense	(111,388)	(16,572)	(464,446)	(62,792)
Derivative expense	(97,138)	(102,285)	(311,341)	(127,285)
Amortization of debt discount	(553,689)	(72,886)	(1,224,554)	(192,353)
Change in fair value of derivative liabilities	151,264	352,981	(617,947)	278,128
Interest income	376	-	1,198	-
Other income	10,000	-	34,406	-
Gain on extinguishment of debt	104,649	223,551	527,958	223,551
Total other income (expense)	(495,926)	384,789	(2,054,726)	119,249

Income (loss) before provision for income taxes	(1,447,268)	388,846	(3,845,391)	(173,360)

Provision for income taxes	-	-	--	-

Net income (loss)	(1,447,268)	388,846	(3,845,391)	(173,360)

Losses attributable to non-controlling interest	483,655	-	860,807	-

Net income (loss) attributable to Bergio International, Inc.	$(963,613)	$388,846	$(2,984,584)	$(173,360)

Net income (loss) per common share - basic and diluted
Basic	(0.00)	0.01	(0.01)	(0.01)
Diluted	(0.00)	0.00	(0.01)	(0.01)

Weighted average common shares outstanding:
Basic	676,934,501	45,425,191	391,372,093	34,217,798
Diluted	676,934,501	166,812,701	391,372,093	34,217,798

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Treasury	Accumulated	Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	(Deficit)

Balance, December 31, 2020	51	$-	-	$-	-	$-	90,823,799	$908	$11,532,849	$103,700	$(11,808,505)	$-	$(171,048)

Common stock issued for cash	-	-	-	-	-	-	33,403,000	334	233,486	-	-	-	233,820

Issuance of common stock for debt conversion	-	-	-	-	-	-	46,056,319	460	164,392	-	-	-	164,852

Value of preferred stock at issuance associated with the acquisition of Aphrodite’s Marketing	-	-	3,000	-	5	-	-	-	664,105	-	-	-	664,105

Common stock warrants granted in connection with the issuance of convertible notes	-	-	-	-	-	-	-	-	687,500	-	-	-	687,500

Proceeds from grants	-	-	-	-	-	-	-	-	5,000	-	-	-	5,000

Net loss	-	-	-	-	-	-	-	-	-	-	(401,354)	(76,268)	(477,622)

Balance, March 31, 2021	51	$-	3,000	$-	5	$-	170,283,118	$1,702	$13,287,332	$103,700	$(12,209,859)	$(76,268)	$1,106,607

Common stock issued for cash	-	-	-	-	-	-	389,288,142	3,893	2,721,124	-	-	-	2,725,017

Issuance of common stock for debt conversion	-	-	-	-	-	-	20,937,374	210	94,092	-	-	-	94,302

Beneficial conversion feature in connection with the issuance of convertible notes	-	-	-	-	-	-	-	-	687,500	-	-	-	687,500

Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(1,515)	-	(1,515)

Net loss	-	-	-	-	-	-	-	-	-	-	(1,619,617)	(300,884)	(1,920,501)

Balance, June 30, 2021	51	-	3,000	-	5	-	580,508,634	5,805	16,790,048	103,700	(13,830,991)	(377,152)	2,691,410

Common stock issued for cash	-	-	-	-	-	-	115,711,858	1,157	808,736	-	-	-	809,893

Issuance of common stock for debt conversion	-	-	-	-	-	-	112,631,429	1,126	251,997	-	-	-	253,123

Non-controlling interest upon acquisition of GearBubble	-	-	-	-	-	-	-	-	-	-	-	366,157	366,157

Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(2,305)	-	(2,305)

Net loss	-	-	-	-	-	-					(963,613)	(483,655)	(1,447,268)

Balance, September 30, 2021	51	$-	3,000	$-	5	$-	808,851,921	$8,088	$17,850,781	$103,700	$(14,796,909)	$(494,650)	$2,671,010

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Treasury	Accumulated	Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	(Deficit)

Balance, December 31, 2019	51	$-	-	$-	-	$-	19,289,141	$193	$11,047,546	$-	$(11,660,455)	$-	$(612,716)

Common stock issued for future services	-	-	-	-	-	-	4,000,000	40	147,960	-	-	-	148,000

Issuance of common stock for debt conversion	-	-	-	-	-	-	1,160,804	12	23,088	-	-	-	23,100

Net loss	-	-	-	-	-	-	-	-	-	-	(1,470,901)	-	(1,470,901)

Balance, March 31, 2020	51	$-	-	$-	-	$-	24,449,945	$245	$11,218,594	$-	$(13,131,356)	$-	$(1,912,517)

Intrinsic value associated with convertible notes	-	-	-	-	-	-	-	-	25,000	-	-	-	25,000

Proceeds from grants	-	-	-	-	-	-	-	-	5,000	-	-	-	5,000

Issuance of common stock for debt conversion	-	-	-	-	-	-	1,700,000	17	15,206	-	-	-	15,223

Net income	-	-	-	-	-	-	-	-	-	-	908,695	-	908,695

Balance, June 30, 2020	51	-	-	-	-	-	26,149,945	262	11,263,800	-	(12,222,661)	-	(958,599)

Intrinsic value associated with convertible notes	-	-	-	-	-	-	-	-	15,000	-	-	-	15,000

Common stock issued for cash	-	-	-	-	-	-	8,010,400	80	55,993	-	-	-	56,073

Issuance of common stock for debt conversion	-	-	-	-	-	-	29,571,947	295	133,324	-	-	-	133,619

Net income	-	-	-	-	-	-	-	-	-	-	388,846	-	388,846

Balance, September 30, 2020	51	$-	-	$-	-	$-	63,732,292	$637	$11,468,117	$-	$(11,833,815)	$-	$(365,061)

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,984,584)	$(173,360)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest in subsidiary	(860,807)	-
Amortization	154,103	-
Depreciation	44,947	24,616
Stock-based compensation	110,640	151,250
Amortization of debt discount and deferred financing costs	1,224,554	186,853
Derivative expense	311,341	127,285
Forgiveness of note payable	(18,291)	-
Gain from settlement of loan included in other income	(6,000)	-
Change in fair value of derivative liabilities	617,947	(278,128)
Gain from extinguishment of debt	(527,958)	(223,551)
Non-cash interest upon conversion of debt	10,375	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,761	(75,763)
(Increase) decrease in inventory	(706,869)	(23,110)
Decrease in prepaid expenses and other current assets	363,637	-
Increase (decrease) in accounts payable and accrued liabilities	66,123	(94,499)
Increase (decrease) in deferred compensation	(99,408)	75,000

NET CASH USED IN OPERATING ACTIVITIES	(2,295,489)	(303,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from the acquisition of GearBubble	1,161,476	-
Cash paid upon acquisition of GearBubble	(2,000,000)	-
Purchase of property and equipment	(47,685)	-

NET CASH USED IN INVESTING ACTIVITIES	(886,209)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,768,730	56,073
Proceeds from government grant	5,000	8,000
Proceeds from SBA loans	-	133,408
Proceeds from note payable	18,291	-
Proceeds from loans payable	373,120	52,500
Proceeds from convertible notes, net of debt issuance cost	1,788,750	117,500
Repayment of convertible debt	(30,000)	-
Repayment of loans payable	(1,077,654)	-
Repayment of debt	(567,403)	-
Advance from (payments to) Principal Executive Officer, net	(24,052)	(555)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,254,782	366,926

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	1,073,084	63,519

CASH AND CASH EQUIVALENTS - beginning of period	70,081	22,790

CASH AND CASH EQUIVALENTS - end of period	$1,143,165	$86,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt and accrued interest	$512,277	$166,592
Debt discount in connection with the issuance of stock warrants	$1,375,000	$-
Initial amount of ROU asset and related liability	$190,489	$-
Initial derivative liability recorded in connection with convertible notes payable	$242,500	$-
Initial derivative liability recorded in connection with acquisition of Aphrodite’s Marketing related to the issuance of Series B preferred stock	$821,738	$-
Initial derivative liability recorded due to commission fees for the acquisition of Aphrodite’s Marketing related to the issuance of Series C preferred stock	$110,640	$-
Issuance of Series B preferred stock issued for the acquisition of Aphrodite’s Marketing	$664,105	$-
Non-controlling interest upon acquisition of GearBubble	$366,157	$-

Net liability assumed in acquisition of Aphrodite’s Marketing:
Cash	$60,287	$-
Accounts receivable, net	125,726	-
Inventory	1,119,593	-
Prepaid expenses	291,783	-
Accounts payable and accrued liabilities	(1,283,244)	-
Loans payable	(2,304,438)	-
Note payable - long term	(150,000)	-
Net liability assumed	$(2,140,293)	$-

Net assets assumed in acquisition of GearBubble:
Cash	$1,161,476	$-
Prepaid expenses and other current assets	40,000	-
Property and equipment	4,412
Accounts payable and accrued liabilities	(458,628)	-
Net assets assumed	$747,260	$-

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

On February 10, 2021, the Company entered into an Acquisition Agreement (“Acquisition Agreement”) with Digital Age Business, Inc., a Florida corporation, (“Digital Age”), pursuant to which the shareholders of Digital Age agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed Company known as Aphrodite’s Marketing, Inc. (“Aphrodite’s Marketing”), a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company. The Company owns 51% of Aphrodite’s Marketing (see Note 13).

On July 1, 2021 (“Closing”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GearBubble, Inc., a Nevada corporation, (“GearBubble”), pursuant to which the shareholders of GearBubble (the “Equity Recipients”) agreed to sell 100% of the issued and outstanding shares of GearBubble to a recently formed wholly-owned subsidiary of the Company known as GearBubble Tech, Inc. (“GearBubble Tech”), a Wyoming corporation in exchange for $3,162,000 (the “Cash Purchase Price”), which shall be paid as follows: a) $2,000,000 (which was paid in cash at Closing), b) $1,162,000 to be paid in 15 equal installments, and c) 49,000 of the 100,000 authorized shares of the Merger Sub, such that upon the Closing, 51% of the Merger Sub shall be owned by the Company, and 49% of the Merger Sub shall be owned by the GearBubble Shareholders. The Company owns 51% of GearBubble Tech (see Note 13).

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of September 30, 2021. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and footnotes thereto included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2021 (the “Annual Report”). The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of September 30, 2021, the Company recorded a non-controlling interest balance of $(494,650) in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying condensed consolidated balance sheet and losses attributable to non-controlling interest of $483,655 and $860,807 during the three and nine months ended September 30, 2021, respectively as reflected in the accompanying condensed consolidated statements of operations.

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss and cash used in operations of $2,984,584 and $2,295,489, respectively, for the nine months ended September 30, 2021.  Additionally, the Company had an accumulated deficit of approximately $14,800,000 at September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations.

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

The Company has also increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations. The newly acquire majority owned subsidiaries, Aphrodite Marketing and GearBubble Tech of which the Company owns 51%, will greatly enhance the Company’s online presence and provide the opportunity for future growth.

These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly-owned subsidiary and its majority owned subsidiaries as of September 30, 2021. All significant inter-company accounts and transactions have been eliminated.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2021 and 2020 include the estimates of useful lives of property and equipment and intangible assets, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the fair value of warrants issued with debt, the valuation allowance on deferred tax assets, and stock-based compensation.

Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASC 606 requires us to identify distinct performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. When distinct performance obligations exist, the Company allocates the contract transaction price to each distinct performance obligation. The standalone selling price, or our best estimate of standalone selling price, is used to allocate the transaction price to the separate performance obligations. The Company recognizes revenue when, or as, the performance obligation is satisfied.

Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Also, significant judgment may be required to determine the allocation of transaction price to each distinct performance obligation.

Generally, revenues are recognized at the time of shipment to the customer with the price being fixed and determinable and collectability assured, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. Shipping and handling costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

The Company’s subsidiary, GearBubble Tech, recognizes revenue from three sources: (1) e-commerce revenue (2) platform subscription fees and (3) partner and services revenue.

●	Revenues are recognized when the merchandise is shipped to the customer and title is transferred and are recorded net of any returns, and discounts or allowances. Shipping cost paid by customers are primarily for ecommerce sales and are included in revenue. Merchandise sales are fulfilled with inventory sourced through our suppliers. Therefore, the Company’s contracts have a single performance obligation (shipment of product).

The Company evaluates the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, and has the latitude in establishing pricing and selecting suppliers, among other factors. The ecommerce sellers have no further obligation to the customer after the promised goods are transferred to the customer. Based on its evaluation of these factors, we have determined we are the principal in these arrangements. Through our suppliers, we have the ability to control the promised goods and as a result, the Company records ecommerce sales on a gross basis.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

The Company refunds the full cost of the merchandise returned and all original shipping charges if the returned item is defective or we or our partners have made an error, such as shipping the wrong product. If the return is not a result of a product defect or a fulfillment error and the customer initiate a return of an unopened item within 30 days of delivery, for most products we refund the full cost of the merchandise minus the original shipping charge and actual return shipping fees. If our customer returns an item that has been opened or shows signs of wear, the Company issues a partial refund minus the original shipping charge and actual return shipping fees.

●	The Company generally recognizes platform subscription fees in the month they are earned. Annual subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period.

●	Partner and services revenue is derived from: (1) partner marketing and promotion, and (2) non-recurring professional services. Revenue from partner marketing and promotion and non-recurring professional services is recognized as the service is performed.

Cost of revenue

Cost of revenue consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out; costs associated with operation and maintenance of the Company’s platform.

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $645,375 and $7,619 for the three months ended September 30, 2021 and 2020, respectively, and marketing costs were $2,384,530 and $12,215 for the nine months ended September 30, 2021 and 2020, are included in selling and marketing expenses on the unaudited condensed statement of operations.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

In August 2018, the FASB issued ASU 2018-13,” Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Upon adoption, this guidance did not have a material impact on its consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at September 30, 2021:

	September 30, 2021			December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$—	$—	$1,948,888	$—	$—	$201,430

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at September 30, 2021 and December 31, 2020. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At September 30, 2021 and December 31, 2020, the Company had cash in excess of FDIC limits of approximately $380,000, and $0, respectively.

Accounts Receivable

Accounts receivable are generated from sales of fine jewelry to retail outlets throughout the United States. At September 30, 2021 and December 31, 2020, accounts receivable were substantially comprised of balances due from retailers.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. The Company historically has been able to collect the accounts receivable balance during a period of nine months to a year. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $0 for both periods.

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

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the nine months ended September 30, 2021 and 2020.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Property and equipment

Property is carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally three to five years. The Company recorded depreciation expense of $44,947 and $24,616 during the nine months ended September 30, 2021 and 2020, respectively.

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

Derivative Liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises and acquisition (see Note 13). The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

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

Concentration Risk

Concentration of Revenues

For the nine months ended September 30, 2021 and 2020, no customer accounted for over 10% of total revenues.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

The potentially dilutive common stock equivalents as of September 30, 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

September 30, 2021
Common Stock Equivalents:
Stock Warrants	756,575,000
Convertible Preferred Stock	283,098,172
Convertible Notes	1,036,315,639
Total	2,076,163,811

Note 5 - Convertible Notes Payable

As of September 30, 2021, and December 31, 2020, convertible notes payable consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Principal amount	$1,732,500	$262,104
Less: unamortized debt discount	(751,896)	(29,234)
Convertible notes payable, net	$980,604	$232,870

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

During the nine months ended September 30, 2021, principal of $91,399 and $6,512 of accrued interest were fully converted into 25,642,684, shares of common stock. The outstanding balances at September 30, 2021 and December 31, 2020 were $0 and $91,399, respectively, with accrued interest of $0 for both periods.

Power Up Lending Group

On July 13, 2020, the Company entered into an 8% convertible note in the amount of $55,000 with Power Up Lending Group. The principal and accrued interest was payable on or before July 13, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the nine months ended September 30, 2021, principal of 55,000 and $2,200 of accrued interest were converted into 19,066,667, shares of common stock. The outstanding balances at September 30, 2021 and December 31, 2020 were $0 and $55,000, respectively, with accrued interest of $0 and $2,061 at September 30, 2021 and December 31, 2020, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

On October 26, 2020, the Company entered into an 8% convertible note in the amount of $44,000 with Power Up Lending Group. The principal and accrued interest was payable on or before October 26, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the nine months ended September 30, 2021, principal of $44,000 and $1,760 of accrued interest were fully converted into 9,533,333, shares of common stock. The outstanding balances at September 30, 2021 and December 31, 2020 were $0 and $44,000, respectively, with accrued interest of $0 and $868 at September 30, 2021 and December 31, 2020, respectively.

On November 9, 2020, the Company entered into an 8% convertible note in the amount of $35,000 with Power Up Lending Group. The principal and accrued interest was payable on or before November 9, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the nine months ended September 30, 2021, principal of $35,000 and $1,400 of accrued interest were fully converted into 8,905,753, shares of common stock. The outstanding balances at September 30, 2021 and December 31, 2020 were $0 and $35,000, respectively, with accrued interest of $0 and $399 at September 30, 2021 and December 31, 2020, respectively.

On January 15, 2021, the Company entered into an 8% convertible note in the amount of $43,500 with Power Up Lending Group. The principal and accrued interest was payable on or before January 15, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the nine months ended September 30, 2021, principal of $43,500 and $1,740 of accrued interest were fully converted into 11,905,263, shares of common stock. The outstanding principal and accrued interest balance at September 30, 2021 was $0.

On January 29, 2021, the Company entered into an 8% convertible note in the amount of $33,000 with Power Up Lending Group. The principal and accrued interest was payable on or before January 29, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the nine months ended September 30, 2021, principal of $33,000 and $1,320 of accrued interest were fully converted into 9,031,579, shares of common stock. The outstanding principal and accrued interest balance at September 30, 2021 was $0.

On March 3, 2021, the Company entered into an 8% convertible note in the amount of $63,500 with Power Up Lending Group. The principal and accrued interest was payable on or before March 3, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the nine months ended September 30, 2021, principal of $63,500 and $2,540 of accrued interest were fully converted into 20,012,121, shares of common stock. The outstanding principal and accrued interest balance at September 30, 2021 was $0.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

On May 11, 2021, the Company entered into an 8% convertible note in the amount of $53,750 less legal and financing costs of $3,750 for net proceeds of $50,000 with Power Up Lending Group. The principal and accrued interest is payable on or before May 11, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day ending on the latest complete trading day prior to the date of this note. There were no conversions during the nine months ended September 30, 2021. The outstanding balance at September 30, 2021 was $53,750, with accrued interest of $1,673 at September 30, 2021.

On June 22, 2021, the Company entered into an 8% convertible note in the amount of $55,750 less legal and financing costs of $3,750 for net proceeds of $52,000 with Power Up Lending Group. The principal and accrued interest is payable on or before June 22, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the nine months ended September 30, 2021. The outstanding balance at September 30, 2021 was $55,750, with accrued interest of $1,222 at September 30, 2021.

On July 20, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Power Up Lending Group. The principal and accrued interest is payable on or before July 20, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the nine months ended September 30, 2021. The outstanding balance at September 30, 2021 was $55,000, with accrued interest of $868 at September 30, 2021.

On July 28, 2021, the Company entered into an 8% convertible note in the amount of $48,750 less legal and financing costs of $3,750 for net proceeds of $45,000 with Power Up Lending Group. The principal and accrued interest is payable on or before July 28, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the nine months ended September 30, 2021. The outstanding balance at September 30, 2021 was $48,750, with accrued interest of $684 at September 30, 2021.

On September 14, 2021, the Company entered into an 8% convertible note in the amount of $78,750 less legal and financing costs of $3,750 for net proceeds of $75,000 with Power Up Lending Group. The principal and accrued interest is payable on or before September 14, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. During the nine months ended September 30, 2021, principal of $72,000 and $35,524 of accrued interest were converted into 71,682,466, shares of common stock. The outstanding balance at September 30, 2021 was $78,750, with accrued interest of $276 at September 30, 2021.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Trillium Partners LLP, 3a Capital Establishment, JP Carey Limited Partners, LP, and JP Carey Enterprises, Inc.

On February 11, 2021, the Company entered into 10% convertible notes totaling $1,512,500 less legal and financing costs of $137,500 for net proceeds of $1,375,000. The principal and accrued interest is payable on or before February 11, 2022. The note may not be prepaid except under certain conditions. The Company shall pay interest on a quarterly basis in arrears in cash to the Holder commencing on March 1, 2021 and continuing thereafter on each quarterly anniversary of such date until the Obligations have been satisfied in full, on the aggregate then outstanding principal amount of this Note at the rate of ten percent (10%) per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price in effect on any Conversion Date shall be equal to $0.0015. Additionally, the Company granted 756,250,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of this convertible note. The warrants have a term of 5 years from the date of grant and was exercisable at an exercise price of $0.002. The Company accounted for the warrants issued with this convertible notes by using the relative fair value method. The total debt discount consisted of beneficial conversion feature of $687,500 and relative fair value of the warrants of $687,500 using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.013 based on the closing price of common stock at date of grant, exercise price of $0.002, dividend yield of zero, expected term of 5.00, a risk-free rate of 0.46%, and expected volatility of 424%. There were no conversions during the nine months ended September 30, 2021. The outstanding balance at September 30, 2021 was $1,440,500 with accrued interest of $57,787 at September 30, 2021.

For the three and nine months ended September 30, 2021, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $553,689 and $1,224,554, respectively, and for the three and nine months ended September 30, 2020 amounted to $67,386 and $186,853, respectively, which has been amortized to interest expense on the accompanying unaudited condensed consolidated statements of operations.

Note 6 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock are recorded as a liability and are revalued at fair value at each reporting date.

The following is a roll forward for the nine months ended September 30, 2021 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments
(Unaudited)
Balance at December 31, 2020	$201,430
Initial valuation of derivative liabilities included in debt discount	413,750
Initial valuation of derivative liabilities related to issuance of Series B and C Preferred Stock	932,378
Initial valuation of derivative liabilities included in derivative expense	311,341
Reclassification of derivative liabilities to gain on extinguishment of debt	(527,958)
Change in fair value of derivative liabilities	617,947
Balance at September 30, 2021	$1,948,888

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at September 30, 2021, the last trading day of the period ended September 30, 2021, was $0.0071. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at September 30, 2021 are indicated in the table that follows. The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

	Initial Valuations (on new derivative instruments entered into during the nine months ended September 30, 2021)	September 30, 2021
Volatility	219% to 412%	219%
Expected Remaining Term (in years)	0.45 to 1.50	0.61 to 0.96
Risk Free Interest Rate	0.05 to 0.10%	0.05 to 0.09%
Expected dividend yield	None	None

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Note 7 - Loans Payable

Loans payable consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Loans principal amount	$1,077,459	$312,300
Accrued interest	52,500	-
Loans payable	$1,129,959	$-

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

During the nine months ended September 30, 2021, the Company fully paid the remaining balance of this loan. Accordingly, the outstanding balances at September 30, 2021 and December 31, 2020 were $0 and $150,000 respectively, with accrued interest of $0 for both periods.

111 Recovery Corp. and Vis Vires Group, Inc.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest was payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note was convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever was greater. During the year ended December 31, 2020 principal of $33,000 and accrued interest of $4,700 was converted into 9,015,614 shares of common stock. The outstanding balance at September 30, 2021 and December 31, 2020 was $0, with accrued interest of $13,000 at September 30, 2021 and December 31, 2020.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

During the nine months ended September 30, 2021, the Company received another PPP Loan in the amount of $18,291 under similar terms as the first loan. On February 17, 2021, the SBA authorized forgiveness of the outstanding principal balance of $18,291 and all accrued interest payable of the Company’s PPP loan.

Coyne Enterprises, Inc.

On May 23, 2019, the Company entered into a loan agreement with Coyne Enterprises, Inc. in the amount of $30,000. The term of the loan was for the period September 1, 2019 through November 30, 2019. The Company continues to negotiate the extension of this loan. Interest accrues at the rate of 6% per annum and is to be paid quarterly. Prepayment or partial payment can be made with no penalty. During the nine months ended September 30, 2020, the Company repaid the remaining outstanding balance of $15,000. The outstanding balances at September 30, 2021 and December 31, 2020 were $0 and $15,000, respectively, with accrued interest of $0 and $155 at September 30, 2021 and December 31, 2020, respectively.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

On November 11, 2020, RB Partners and the Company entered into an agreement whereas the Company agreed to allow RB Partners to convert $6,000 at $0.001 and issue 6,000,000 shares and pay the balance of the note in the amount of $18,000. RB Partners agreed to release the Company of any remaining obligations on the remaining two notes of $25,000 each.

During the nine months ended September 30, 2021, the Company paid $6,000 to settle the remaining balance of this $12,000 loan. The outstanding balances due to RB Partners at September 30, 2021 and December 31, 2020 were $0 and $18,000, respectively, with accrued interest of $0 for both periods. The Company had committed to allow RB Partners to convert $6,000 at $0.001 and issue 3,000,000 at a later date.

Crown Bridge Partners Inc.

On October 29, 2019, the Company entered into a 10% convertible promissory note in the amount of $100,000 with Crown Bridge Partners, LLC. This Note carried a prorated original issue discount of up to $8,000 to cover the Holder’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the note, which was included in the principal balance of this note. The holder paid $23,000 for the first tranche ($25,000 less $2,000 discount). The maturity date for each tranche funded was twelve (12) months from the effective date of each payment as well as any accrued and unpaid interest and other fees. Interest accrues at the rate of 10% per annum and shall be computed on the basis of a 365-day year and the actual number of days elapsed. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate the of lesser of (i) 15% per annum and (ii) the maximum amount permitted under law from the due date thereof until the same was paid (the “Default Interest”). The Holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this note into fully paid and non-assessable shares of common stock.

The conversion price was 60% multiplied by the lowest trading price (representing a discount rate of 40%) during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this note. The conversion price was subject to a floor price of $0.000035.

During the year ended December 31, 2020, this debt was totally converted into common stock. The outstanding balances at September 30, 2021 and December 31, 2020 were $0 with accrued interest of $0 and $2,742 at September 30, 2021 and December 31, 2020, respectively.

Trillium Partners LP

On June 16, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $12,500. The loan and accrued interest was due on December 31, 2020. Interest accrues at the rate of 10% per annum. The outstanding balances at September 30, 2021 and December 31, 2020 were $12,500 with accrued interest of $1,250 and $363 at September 30, 2021 and December 31, 2020, respectively. The Company is negotiating an extension for this loan.

On September 14, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $12,250. The loan and accrued interest was due on March 14, 2021. Interest accrues at the rate of 10% per annum. The outstanding balances at September 30, 2021 and December 31, 2020 were $12,250 and $12,250, respectively, with accrued interest of $0 for both periods. The Company is negotiating an extension for this loan.

On September 18, 2020, the Company entered into a loan agreement with Trillium Partner LP in the amount of $15,000. The loan and accrued interest was due on March 18, 2021. Interest accrues at the rate of 10% per annum. The outstanding balances at September 30, 2021 and December 31, 2020 were $15,000 and $15,000, respectively, with accrued interest of $1,171 and $378 at September 30, 2021 and December 31, 2020, respectively. The Company is negotiating an extension for this loan.

Clear Finance Technology Corporation (“Clearbanc”)

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Clearbanc, an e-commerce platform provider. The loan or advance is non-interest bearing and due on demand. As of September 30, 2021, the outstanding balance is $200,782.

Shopify

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Shopify, an e-commerce platform provider with a remittance rate of 7%. The loan or advance is non-interest bearing, due on demand and are secured by all of the assets of Aphrodite’s Marketing. As of September 30, 2021, the outstanding balance is $214,154.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Business Capital

The Company’s majority owned subsidiary, Aphrodite’s Marketing, had a loan with Business Capital. As of September 30, 2021, the outstanding balance is $0.

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business (see Note 13). The loan is non-interest bearing and due on demand. As of September 30, 2021, the outstanding balance is $82,000.

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. As of September 30, 2021, the outstanding balance is $525,000 and accrued penalty and interest of $52,500.

Digital Age Business

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. The loan is non-interest bearing and due on demand. As of September 30, 2021, the outstanding balance is $45,772.

Note 8 – Notes Payable

Notes payable is summarized below:

September 30, 2021
(Unaudited)
Principal amount	$1,426,800
Less: current portion	(1,165,873)
Notes payable - long term portion	$260,927

Minimum principal payments under notes payable are as follows:

Remaining in December 31, 2021	$387,333
Year ended December 31, 2022	782,413
Year ended December 31, 2023	15,492
Year ended December 31, 2024	15,492
Year ended December 31, 2025	15,492
Thereafter	210,578
Total principal payments	$1,426,800

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but was extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at September 30, 2021 and December 31, 2020 were $114,800 with accrued interest of $5,127 and $2,101 September 30, 2021 and December 31, 2020, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. The outstanding balance at September 30, 2021 was $150,000 with accrued interest of $5,894 at September 30, 2021.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble (see Note 13). The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. The Company did not make any payments during the three months ended September 30, 2021. The outstanding balance at September 30, 2021 was $1,162,000. Between October 2021 and November 2021, the Company paid a total of $232,400 towards this promissory note.

Note 9 - Advances from Principal Executive Officer and Accrued Interest

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At September 30, 2021 and December 31, 2020, $198,027 and $211,141, respectively, was due to such officer, including accrued interest and interest expense is accrued at an average annual market rate of interest which is 3.25% at September 30, 2021 and December 31, 2020. Interest expense incurred was $7,485 and $5,803 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest was $16,865 and $170,224 at September 30, 2021 and December 31, 2020. No terms for repayment have been established.

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

As of December 31, 2020, deferred compensation and advances from PEO of $320,172 and $179,828, totaling $500,000, was classified as a long-term liability as per agreement with the PEO to defer payment for twelve months. At September 30, 2021, deferred compensation due to PEO amounted to $346,163 and advances from PEO amounted $187,089.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Note 10 – Commitments and Contingencies

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

Note 11 - Operating Lease Liabilities

The Company leases retail space at two different locations. One lease has monthly payments from $1,350 to $1,665 which expires in May 2024. The second lease has a contingent rental based on 10% of sales. Contingent rentals are not included in operating lease liabilities. The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company used a discount rate of 10% at September 30, 2021.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing entered into an approximate three-year lease agreement on October 1, 2019, to rent three office suites. The lease requires monthly payments of approximately $8,879 per month.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of September 30, 2021:

2021 remainder	$25,553
2022	81,745
2022	19,700
2024	6,660
Total minimum lease payments	133,658
Less amounts representing interest	(9,506)
Present value of net minimum lease payments	124,152
Less current portion	(95,435)
Long-term capital lease obligation	$28,717

(1)	The above amount does not include contingent rentals which may be paid under lease agreement with Ocean Resort Casino. This rental is based upon 10% of gross sales at this location.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Note 12 – Stockholder’s Equity (Deficit)

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the issuance of 500,000,000 shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, as a Performance Award in recognition of the Closing of the Merger Agreement with GearBubble and with the acquisition of the assets used in the operation of Aphrodite’s Marketing. The award of such performance award shares is subject to the Company increasing its total authorized shares of common stock to 9,000,000,000 shares, which the Company plans to accomplish by filing Articles of Amendment to its Articles of Incorporation in Wyoming.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

Certificate of Designation of Series C 2% Convertible Preferred Stock

On February 10, 2021, the Company filed a Certificate of Designation for Series C Convertible Preferred Stock with the Delaware Secretary of State, designating 5 shares of preferred stock as Series B Convertible Preferred Stock.

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

On February 10, 2021, the Company issued 3,000 Series B Convertible Preferred Stock and 5 Series C Convertible Preferred Stock in connection with the acquisition of Aphrodite’s Marketing (see Note 13). As of September 30, 2021, accrued dividends related to the Series B and C Convertible Preferred Stock amounted $3,820.

Common stock

From January 1, 2021 through September 30, 2021, the Company issued an aggregate of 179,625,122 shares of its common stock at an average contractual conversion price of approximately $0.003 as a result of the conversion of principal, accrued interest and conversion fees of $512,277 underlying certain outstanding convertible notes converted during such period.

From January 1, 2021 through September 30, 2021, the Company sold an aggregate of 538,403,000 shares of Common Stock for total proceeds of $3,768,730.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Note 13 – Business Acquisitions

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets acquired directly on the financial statements of the majority owned subsidiary, Aphrodite’s Marketing.

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

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $60,287)	$1,597,389
Intangible assets (relating to form of employment contracts and Aphrodite name with estimated three-year life) (1)	725,867
Goodwill	2,900,270

Liabilities assumed (including loans payable of $2,304,438 and note payable- long term of $150,000)	(3,737,682)
Net purchase price	$1,485,844

(1)	For the three and nine months ended September 30, 2021, amortization of intangible assets amounted to $60,489 and $154,103, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Additionally, on February 10, 2021, the Company recorded $110,640 of fair value from the embedded conversion options in the 5 Series C Convertible Preferred Stock issued to Southridge as commission fees related to the Acquisition Agreement (see Note 6). Accordingly, the Company recorded stock-based compensation of $110,640 during the nine months ended September 30, 2021.

GearBubble Tech, Inc.

Pursuant to the terms of the May 6, 2021 Binding Letter of Intent, on July 1, 2021 (“Closing”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GearBubble, Inc., a Nevada corporation, (“GearBubble”), pursuant to which the shareholders of GearBubble (the “Equity Recipients”) agreed to sell 100% of the issued and outstanding shares of GearBubble to a recently formed wholly-owned subsidiary of the Company known as GearBubble Tech, Inc., a Wyoming corporation (the “Merger Sub”) in exchange for $3,162,000 (the “Cash Purchase Price”), which shall be paid as follows: a) $2,000,000 (which was paid in cash at Closing), b) $1,162,000 to be paid in 15 equal installments, and c) 49,000 of the 100,000 authorized shares of the Merger Sub, such that upon the Closing, 51% of the Merger Sub shall be owned by the Company, and 49% of the Merger Sub shall be owned by the GearBubble Shareholders. Accordingly, the Company owns 51% of GearBubble Tech.

Under the terms of the Merger Agreement, the GearBubble Shareholders also have an opportunity to earn shares of the Company’s common stock (“BRGO Incentive Common Shares”) if certain revenue and net income benchmarks are met by Merger Sub in the three years following the Closing of the Acquisition Agreement.

The Merger Agreement requires that following the Closing of the Merger Agreement, Don Wilson, the President and CEO of GearBubble, and certain other key employees of Acquisition Sub shall receive employment agreements from Acquisition Sub with respect to their continued employment (the “Employment Agreements”) which will allow such key employees to participate in any employee stock ownership plan (“ESOP”) as offered to other Company’s subsidiary employees from time to time) to make certain that current personnel operating the business of GearBubble shall remain in place for all departments of the business of GearBubble post-Closing of the Acquisition.

At the Closing, the Equity Recipients will grant the Company the right of first refusal (the “First Refusal Right”) to purchase the Transfer Shares for cash. The aggregate cash price for the Transfer Shares shall equal (i) the average of a minimum of two (2) and a maximum of three (3) independent valuations of Merger Sub, each as of the date when the Company notifies the Equity Recipients of its intent to exercise the First Refusal Right, and each of which shall be undertaken by an independent valuation firm (to be identified by the Company and mutually acceptable to the Equity Recipients), multiplied by (ii) 49%. If the First Refusal Right has not been exercised and the Equity Recipients have not otherwise had a liquidity event with respect to the Merger Sub prior to such date, each Equity Recipient will have a one-time put right (the “Put Right”) that, if elected by such Equity Recipient, would obligate the Company to buy the Transfer Shares held by such Equity Recipient for cash at a price per Transfer Share based upon the independent fair market valuation per share as determined by an independent valuation firm (chosen in the same manner as set forth in the prior sentence).

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $1,161,476)	$1,201,476
Equipment, net	4,412
Goodwill	2,780,897

Liabilities assumed	(458,628)
Non-controlling interest	(366,157)
Net purchase price	$3,162,000

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Note 14 – Subsequent Events

Common Stock For Debt Conversion

From October 2021 through November 2021, the Company issued an aggregate of 148,542,013 shares of its common stock at an average contractual conversion price of approximately $0.0015 as a result of the conversion of principal, accrued interest and conversion fees for a total of 222,813 underlying certain outstanding convertible notes converted during such period.

Convertible Note Payable

On October 4, 2021, the Company entered into an 8% convertible note in the amount of $53,750 less legal and financing costs of $3,750 for net proceeds of $50,000 with Power Up Lending Group. The principal and accrued interest is payable on or before October 4, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note.

Secured Advance Agreements

On October 27, 2021, the Company, together with its majority owned subsidiaries, Aphrodite Marketing and GearBubble Tech (collectively the “Borrower”), entered into two Secured Advance Agreements (the “Secured Advance Agreements”) with J.P. Carey Limited Partners L.P. and Trillium Partners L.P. (the “Lenders”). The advances will be issued through separate promissory notes subject to all terms and conditions as defined in the Secured Advance Agreements. Such advances ae secured by a security interest in the Borrower’s existing and future assets (as specifically defined in the Secured Advance Agreements), including all rights to received payments (including credit card payments) from the sale of goods or services, inventory, property and equipment, and general intangibles. If any payments in the promissory notes are not timely paid, it shall be considered an event of default and the Borrower shall pay a late fee of 5% of the late payment. Accordingly, the Company entered into Secured Promissory Notes (the “Secured Notes”) in an aggregate amount of $590,000 less legal and financing costs of $5,000 and original issue discount of $90,000 for net proceeds of $495,000. The Secured Notes shall be due on February 4, 2022.

Principal and interest shall be paid with weekly payments (each a “Weekly Payment”) as follows: (A) payments of $7,500 shall be paid to the Lenders on each Friday within the month of November 2021; (B) payments of $40,000 shall be paid to the Lender on each Friday within the month of December 2021); (C) payments of $35,000 shall be paid to the Lender on each Friday with the month of January 2022 ; and (D) the remainder of any amounts outstanding pursuant to these Secured Notes and the Secured Advance Agreement (as defined ) including the outstanding the repayment amount shall be paid to the Lenders on February 4, 2022. Upon the occurrence of an event of default, the principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum.

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

On May 6, 2021 we signed a binding letter of intent to acquire 51% of GearBubble Tech, in four and half years GearBubble processed over $ 130 Million in sales and generated $27 Million in revenue in 2020. On July 1, 2021, we have closed the acquisition and acquired 51% of GearBubble Tech.

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

Results of Operations

Overview

Net revenues increased during the nine months ended September 30, 2021 due to Aphrodite’s Marketing and GearBubble Tech acquisition as compared to the nine months ended September 30, 2020 despite the impact of the current pandemic. Our retail operations have been impacted by the pandemic. We continue to evaluate our initiatives. We are expanding our online presence and have been experiencing positive results, but it is too early to assess the real impact.  The Company continues to position itself for the future with the acquisition of Aphrodite’s Marketing and GearBubble Tech and take advantage of the Bergio brand in the E-Commerce space as well as establishing a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable but with the addition of our online presence it has helped the company to reach a favorable balance. The Company has leveraged itself such that as sales increase a larger portion of dollars will flow to the bottom line.

The Company continues to pursue additional financing opportunities and we have initiated measures to strengthen our financial position. As a result, we have accomplished the following:

●	We have negotiated some of our convertible debt.

●	Pursuant to a Settlement Agreement, Livingston Asset Management acquired $362,285 (the “Claim Amount”) of Company liabilities from certain creditors. In satisfaction of the Claim Amount, the Company agreed to issue shares of the Company’s common stock in one or more tranches to Livingston in the manner contemplated in the Settlement Agreement and Stipulation Agreement. The effect of this will be to convert debt to equity.

●	Filed a S-1 registration statement with the SEC. The Company has received approximately $3.8 million in proceeds from this offering for the nine months ended September 30, 2021.

●	Raised additional funding from loans.

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

	Three Months Ended			Percent
	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Net revenues	$2,175,042	$137,340	$2,037,702	1,483,69%

Gross profit	$764,169	$108,245	$655,924	605.96%

Gross profit as a % of sales	35.13%	78.82%

	Nine months ended			Percent
	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Net revenues	$5,461,676	$290,677	$5,170,999	1,778.95%

Gross profit	$3,362,547	$189,424	$3,173,123	1,675.14%

Gross profit as a % of sales	61.57%	65.17%

Net revenues for the three months ended September 30, 2021 increased by $2,037,702 to $2,175,042 as compared to $137,340. Net revenues for the nine months ended September 30, 2021 increased by $5,170,999 to $5,461,676 as compared to $290,677. This increase is the result of the acquisition of Aphrodite’s Marketing and GearBubble Tech which expanded the selling opportunities internationally and nationwide thru out the US.

Gross Profit

Gross profit increased by $655,924 to $764,169 for the three months ended September 30, 2021 as compared to $108,245 for the three months ended September 30, 2020. Gross profit increased by $3,173,123 to $3,362,547 for the nine months ended September 30, 2021 as compared to $189,424 for the nine months ended September 30, 2020.  This increase is primarily attributable to increase in revenues as discussed above.

Operating Expenses

Operating expenses increased by $1,611,323 to $1,715,511 for the three months ended September 30, 2021 as compared to $104,188 for the three months ended September 30, 2020. The increase was primarily attributable to increase in selling, advertising and marketing expenses of $637,756, increase professional and consulting expenses of $237,756 and increase in general and administrative expenses of $735,811. The increase in operating expenses reflects the increase in business operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech.

Operating expenses increased by $4,671,179 to $5,153,212 for the nine months ended September 30, 2021 as compared to $182,033 for the nine months ended September 30, 2020. The increase was primarily attributable to increase in selling, advertising and marketing expenses of $2,372,315, increase professional and consulting expenses of $559,061 and increase in general and administrative expenses of $1,739,803. The increase in operating expenses reflects the increase in business operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech.

Loss from Operations

As a result of the above, we had a loss from operation of $951,342 for the three months ended September 30, 2021 as compared to an income from operations of $4,057 for the three months ended September 30, 2020. As a result of the above, we had a loss from operation of $1,790,665 for the nine months ended September 30, 2021 as compared to a loss from operations of $292,609 for the nine months ended September 30, 2020.

Other Income (Expense)

For the three months ended September 30, 2021, the Company had other expense of $495,926 as compared to other income of $384,789 for the three months ended September 30, 2020, an increase of $880,715 in other expense. The increase in other expense is primarily attributed to the increase in amortization of debt discount of $480,803, increase in interest expense of $94,816, decrease in gain on extinguishment of debt of $118,902, decrease in change in fair value of derivative liabilities of $201,717 and other income of $10,000.

For the nine months ended September 30, 2021, the Company had other expense of $3,845,391 as compared to other income of $119,249 for the nine months ended September 30, 2020, an increase of $2,173,975 in other expense. The increase in other expense is primarily attributed to the increase in change in fair value of derivative liabilities of $896,075, increase in amortization of debt discount of $1,032,201, increase in interest expense of $401,654, increase in derivative expense of $184,0456 offset by increase in gain on extinguishment of debt of $304,407 and other income of $34,406.

Net Income (Loss) Attributable to Bergio International, Inc.

As a result of the above, we had net loss attributable to Bergio International, Inc. of $963,613 for the three months ended September 30, 2021 as compared to net income of $388,846, for the three months ended September 30, 2020. As a result of the above, we had net loss attributable to Bergio International, Inc. $2,984,584 for the nine months ended September 30, 2021 as compared to $173,360 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2021, compared to December 31, 2020:

	September 30, 2021	December 31, 2020	Increase/ (Decrease)

Current Assets	$4,240,191	$1,321,632	$2,918,559

Current Liabilities	$7,763,742	$1,106,318	$6,657,424

Working Capital Surplus (Deficit)	$(3,523,551)	$215,314	$(3,738,865)

At September 30, 2021 the Company had working capital deficit of $3,523,551 as compared to working capital surplus of $215,314 at December 31, 2020. This decrease in working capital is primarily attributed to the increase in liabilities as result of the acquisition of Aphrodite’s Marketing and GearBubble Tech.

During the nine months ended September 30, 2021, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the nine months ended September 30, 2021, the Company used $2,295,489 in cash for operations as compared to $303,407 in cash used for operations for the nine months ended September 30, 2020. This increase in cash used in operations is primarily attributed to increase in net loss, increase in depreciation and amortization expense of $174,434, increase in amortization of debt discount and deferred financing cost of $1,037,701, increase in derivative expense of $184,056, increase in change in fair value of derivative liabilities of $896,075, increase in inventory of 706,869, increase in accounts payable and accrued liabilities of $363,637 offset by non-controlling interest of $860,807, increase in gain from extinguishment of debt $304,407 and decrease in prepaid expenses of $363,637.

For the nine months ended September 30, 2020, the Company used $303,407 in cash for operations. This increase in cash used in operations is primarily attributed to decrease in accounts payable and accrued expenses, higher operating loss and an increase in accounts receivable and inventories.

Cash used in investing activities: For the nine months ended September 30, 2021, the Company used $886,209 in cash for investing activities as a result of cash paid for the acquisition of GearBubble Tech for $2,000,000 and purchases of property and equipment of $47,685 offset by cash acquired from the acquisition of GearBubble Tech of $1,161,476 as compared to $0 of cash in investing activities for the nine months ended September 30, 2020.

Cash provided by financing activities: Net provided by financing activities for the nine months ended September 30, 2021 was $4,254,782 as compared to $366,926 for the nine months ended September 30, 2020. This increase is primarily the result of net proceeds received from convertible notes of $1,788,750, sale of common stock of $3,768,730, proceeds from loans and note payable of $391,411 offset partially by repayments of loans payable of $1,077,654, repayment of debt of $567,403 and repayment of convertible debt of $30,000.

Our indebtedness is comprised of loans payable, convertible notes, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of September 30, 2021, principal amounts under the convertible notes payable was $1,732,500, net of debt discount of $751,896 at September 30, 2021.

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

The Company has suffered recurring losses and has an accumulated deficit of $14,796,909 as of September 30, 2021. As of September 30, 2021, the Company has $1,732,500 in principal amounts of convertible notes, notes payable (current and long-term portion) of $1,426,800 and $1,129,958 in loans payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. The Company has also increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations. The newly acquired majority owned subsidiaries, Aphrodite Marketing and GearBubble Tech, of which Bergio owns 51% will greatly enhance our online presence and provide the opportunity for future growth.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2021, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

During the three months ended September 30, 2021, the Company issued an aggregate of 112,631,429 shares of its common stock to certain lenders as a result of the conversion of principal, accrued interest and conversion fees of $253,123 underlying certain outstanding convertible notes converted during such period.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.

Date: November 8, 2021	By:	/s/ Berge Abajian
		Name:	Berge Abajian
		Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)