Form 10-K
period 2021-12-31
Bergio International, Inc.
filed 2022-03-29
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Common Stock $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock (par value $0.00001 per share) held by non-affiliates on June 30, 2021 (the last business day of our most recently completed second fiscal quarter) was $4,371,994 using the closing price on June 30, 2021.

As of March 25, 2022, the registrant had 2,629,203,253 shares of common stock, par value $0.00001 per share, outstanding.

Documents Incorporated By Reference:  None.

BERGIO INTERNATIONAL, INC.

i

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

In this Report, unless otherwise indicated or the context otherwise requires, “Bergio”, the “Company”, “we”, “us” or “our” refer to Bergio International, Inc., a Wyoming corporation, and its subsidiaries.

ii

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

On March 5, 2014, the Company formed a wholly owned subsidiary called Crown Luxe, Inc. in the State of Delaware (“Crown Luxe”). Crown Lux was established to operate the Company’s first retail store, which was opened in Bergen County, New Jersey in 2014.

During the fall of 2018, we opened our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. We are also contemplating the opening of new stores in the future.

The Company’s plan is also to expand its online presence and take advantage of the Bergio Brand.

On February 10, 2021, we entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age Business”), pursuant to which the shareholders of Digital Age Business agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed subsidiary of the Company known as Aphrodite’s Marketing, Inc. (“Aphrodite’s Marketing”), a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). We own 51% of Aphrodite’s Marketing. In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing, Inc. (See Notes to the Consolidated Financial Statements for additional detail and Form 8-K file with the SEC on February 17, 2021).

On July 1, 2021 (“Closing”), we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GearBubble, Inc., a Nevada corporation, (“GearBubble”), pursuant to which the shareholders of GearBubble (the “Equity Recipients”) agreed to sell 100% of the issued and outstanding shares of GearBubble to a recently formed subsidiary of the Company known as GearBubble Tech, Inc. (“GearBubble Tech”), a Wyoming corporation in exchange for $3,162,000 (the “Cash Purchase Price”), which shall be paid as follows: a) $2,000,000 (which was paid in cash at Closing), b) $1,162,000 to be paid in 15 equal installments, and c) 49,000 of the 100,000 authorized shares of the Merger Sub, such that upon the Closing, 51% of the Merger Sub shall be owned by the Company, and 49% of the Merger Sub shall be owned by the GearBubble Shareholders. We own 51% of GearBubble Tech (See Notes to the Consolidated Financial Statements for additional detail and Form 8-K file with the SEC on July 12, 2021).

The funding for these acquisitions were a combination of proceeds from the issuance of common stock from our S-1 Registration Statement and debt.

Aphrodite’s Marketing and GearBubble Tech are expected to increase our online presence and provide for expansion of the Bergio Brand. Aphrodite is a one-stop shop for jewelry, gifts, and surprises for any occasion. The online stores provides for a unique gifting experience in the ecommerce space. With their technological experience in ecommerce, we expect to grow the Bergio Brand, and in conjunction with Bergio’s design expertise and years of experience in the jewelry industry, we believe we can successfully grow the business.

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

Competition and Market Overview

The jewelry design and manufacture industry is extremely competitive and has low barriers to entry. We compete with other jewelry designers and manufacturers of upscale jewelry as well as retail jewelry stores and ecommerce stores. There are over 1,500 jewelry design and manufacture companies worldwide, several of which have greater experience, brand name recognition and financial resources than Bergio, but our vision to create a one Branded stores offering variety of products gives us an advantage over other designers.

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

Marketing and Distribution

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide and increase our online presence. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail and ecommerce stores. We also intend to complement our own quality-designed jewelry with other products and our own specially designed handbags manufactured in Florence Italy also we introduced our silver Fashion Line which completed the Brand. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products.

It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals and opening online shopping gives us an extreme reach into different markets and support our retail operations.

We also intend to sell our products on a wholesale basis to limited customers.

On February 10, 2021, we entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, pursuant to which the shareholders of Digital Age Business agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed subsidiary of the Company known as Aphrodite’s Marketing, Inc.

On July 1, 2021, we entered into an Agreement and Plan of Merger with GearBubble, Inc., a Nevada corporation, (“GearBubble”), pursuant to which the shareholders of GearBubble agreed to sell 100% of the issued and outstanding shares of GearBubble to a recently formed subsidiary of the Company known as GearBubble Tech, Inc.

Aphrodite’s Marketing and GearBubble Tech are expected to increase our online presence and provide for expansion of the Bergio Brand.

Customers

For the years ended December 31, 2021 and 2020, no customer accounted for over 10% of total revenues.

As of December 31, 2021, accounts receivable, net amounted to $51,324 and two customers represented 75% of this balance. As of December 31, 2020, accounts receivable, net amounted to $100,255 and three customers represented 89% of this balance.

Sources and Availability of Raw Materials and Principal Suppliers

Most of the inventory and raw materials we purchase occurs through our manufacturers located in Europe and U.S. The inventory that we directly maintain is based on recent sales and revenues of our products but ultimately is at the discretion of Mr. Abajian, and his experience in the industry. Our inventories are commodities that can be incorporated into future products or can be sold on the open market. Additionally, we perform physical inventory inspections on a quarterly basis to assess upcoming styling needs and consider the current pricing in metals and stones needed for our products.

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

Research and Development

There were no expenses incurred for research and development in 2021 and 2020.

Employees

As of March 25, 2022, Bergio International, Inc, and subsidiaries had 17 full-time employees and 4 part-time employees. Our current employees are administrative, sales and marketing personnel. No personnel are covered by a collective bargaining agreement. We use the services of independent consultants and contractors from time to time when needed.

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

The Company has suffered recurring losses. During the year ended December 31, 2021, the Company had net loss of $3,562,185 and cash used in operations of $2,179,237. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

BECAUSE WE INTEND TO OPEN NEW RETAIL STORES AND SUCH ACTIVITY INVOLVES A NUMBER OF RISKS, OUR BUSINESS MAY SUFFER.

We may consider acquisitions of assets or other business.  Any acquisition or opening of another retail store or other operations involves a number of risks that could fail to meet our expectations and adversely affect our profitability.  For example:

●	The acquired assets or business may not achieve expected results;

●	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

●	We may not be able to retain key personnel of an acquired business;

●	We may not be able to raise the required capital to expand;

●	Our management’s attention may be diverted; or

●	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

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

WE MAY BE UNABLE TO MANAGE GROWTH, WHICH MAY IMPACT OUR POTENTIAL PROFITABILITY.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

●	Establish definitive business strategies, goals and objectives;

●	Maintain a system of management controls; and

●	Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2021, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

Through our majority owned subsidiary, Aphrodite’s Marketing, entered into an approximate three-year lease agreement on October 1, 2019, for its office facilities starting with a monthly base rent of $6,582. The base rent is subject to an annual increase as defined in the lease agreement.

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

On March 24, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation. The amendment reflected the increase in the authorized shares of common stock from 1,000,000,000 shares to 3,000,000,000 shares. On July 9, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation. The Amendment reflected the increase in the authorized shares of common stock from 3,000,000,000 shares to 6,000,000 shares.

The following table sets forth the range of the high and low bid quotations of the common stock for the past two years in the over-the-counter market, as reported by the OTC Markets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Years Ended December 31,
2021	High	Low
First Quarter	$0.060	$0.005
Second Quarter	0.034	0.006
Third Quarter	0.012	0.005
Fourth Quarter	0.007	0.001
2020
First Quarter	$0.190	$0.030
Second Quarter	0.200	0.033
Third Quarter	0.050	0.004
Fourth Quarter	0.017	0.004

b) Holders

As of December 31, 2021, the Company had approximately 53 shareholders of record of its issued and outstanding common stock and preferred stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

c) Dividends

We have not declared or paid any dividends on our common stock and preferred stock and intend to retain any future earnings to fund development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock and preferred stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock and preferred stock, other than those prescribed by law.

d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2021, we had an incentive stock and award plan under which 1,000,000,000 shares had been reserved for issuance. The following table shows information with respect this plan as of the fiscal year ended December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	--	$-0-	1,000,000,000
Equity Compensation Plans not approved by shareholders	--	-0-	--
Total	--	$-0-	1,000,000,000

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

2021 Incentive Stock and Award Plan

On July 9, 2021, the board of directors of the Company adopted the Bergio International, Inc. 2021 Stock Incentive Plan (the “ESOP”), under which the Company may award shares of the Company’s Common Stock to employees of the Company and/or its Subsidiaries. The terms of the ESOP allow the Company’s Board of Directors discretion to award the Company’s Common Stock, in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, and performance award shares, to such employees, upon meeting the criteria set forth therein, from time to time. Subject to adjustments as provided in the plan, the shares of common stock that may be issued with respect to awards granted under the plan shall not exceed an aggregate of 1,000,000,000 shares of common stock.  The Company shall reserve such number of shares for awards under the plan, subject to adjustments as provided in the plan.  The maximum number of shares of common stock under the plan that may be issued as incentive stock options shall be 100,000,000 shares.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

During the year ended December 31, 2021, we issued an aggregate of 587,292,862 shares of its common stock at an average contractual conversion price of approximately $0.002 to various lenders as a result of the conversion of principal, accrued interest and conversion fees of $1,129,681 underlying certain outstanding convertible notes converted during such period.

In February 2021, we granted an aggregate of 756,250,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of certain convertible notes. The warrants have a term of 5 years from the date of grant and exercisable at an exercise price of $0.002.

In October 2021, we granted an aggregate of 41,666,666 warrant to purchase shares of the Company’s common stock in connection with the issuance of secured promissory notes. The warrants have a term of 7 years from the date of grant and exercisable at an exercise price of $0.006.

On February 10, 2021, we issued 3,000 Series B Convertible Preferred Stock and 5 Series C Convertible Preferred Stock in connection with the acquisition of Aphrodite’s Marketing.

During the year ended December 31, 2021, we issued 24 shares of the Series A Preferred Stock to our CEO.

Rule 10B-18 Transactions

During the year ended December 31, 2021, there were no repurchases of the Company’s common stock by the Company.

Item 6. [Reserved]

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

On March 5, 2014, the Company formed a wholly owned subsidiary called Crown Luxe, Inc. in the State of Delaware (“Crown Luxe”). Crown Lux was established to operate the Company’s first retail store, which was opened in Bergen County, New Jersey in 2014.

During the fall of 2018, we opened our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. We are also contemplating the opening of new stores in the future.

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age Business”), pursuant to which the shareholders of Digital Age Business  agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed subsidiary of the Company known as Aphrodite’s Marketing, Inc., a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing, Inc. We own 51% of Aphrodite’s Marketing, Inc.

On July 1, 2021, we entered into an Agreement and Plan of Merger with GearBubble, Inc., a Nevada corporation, pursuant to which the shareholders of GearBubble agreed to sell 100% of the issued and outstanding shares of GearBubble to a recently formed subsidiary of the Company known as GearBubble Tech, Inc., a Wyoming corporation in exchange for $3,162,000 (the “Cash Purchase Price”), which shall be paid as follows: a) $2,000,000 (which was paid in cash at Closing), b) $1,162,000 to be paid in 15 equal installments, and c) 49,000 of the 100,000 authorized shares of the Merger Sub, such that upon the Closing, 51% of the Merger Sub shall be owned by the Company, and 49% of the Merger Sub shall be owned by the GearBubble Shareholders. We own 51% of GearBubble Tech, Inc.

The funding for these acquisitions were a combination of proceeds from the issuance of common stock from our S-1 Registration Statement and debt.

Aphrodite’s Marketing and GearBubble Tech are expected to increase our online presence and provide for expansion of the Bergio Brand. Aphrodite is a one-stop shop for jewelry, gifts, and surprises for any occasion. The online stores provide for a unique gifting experience in the ecommerce space. With their technological experience in ecommerce, we expect to grow the Bergio Brand, and in conjunction with Bergio’s design expertise and years of experience in the jewelry industry, we believe we can successfully grow the business.

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

Results of Operations - For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Overview

Net revenues increased during the year ended December 31, 2021 due to Aphrodite’s Marketing and GearBubble Tech acquisition as compared to the year ended December 31, 2020 despite the impact of the current pandemic. Our retail operations have been impacted by the pandemic. We continue to evaluate our initiatives. We are expanding our online presence and have been experiencing positive results, but it is too early to assess the real impact.  The Company continues to position itself for the future with the acquisition of Aphrodite’s Marketing and GearBubble Tech and take advantage of the Bergio brand in the E-Commerce space as well as establishing a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable but with the addition of our online presence it has helped the company to reach a favorable balance. The Company has leveraged itself such that as sales increase a larger portion of dollars will flow to the bottom line.

The Company continues to pursue additional financing opportunities and we have initiated measures to strengthen our financial position. As a result, we have accomplished the following:

●	We have converted our convertible debts into equity.

●	Filed a S-1 registration statement with the SEC. The Company has received approximately $3.8 million in proceeds from this offering for the year ended December 31, 2021.

●	Raised additional funding from loans and notes.

These events have allowed us to reduce our debt, provided limited funding for operations, and funding for the Aphrodite’s Marketing and GearBubble Tech. We continue to pursue other opportunities. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Years ended			Percent
	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Net revenues	$10,997,988	$584,806	$10,413,182	1,781%
Cost of revenues	4,803,813	243,688	4,560,125	1,871%

Gross profit	$6,194,175	$341,118	$5,853,057	1,716%

Gross profit as a % of sales	56.32%	58.33%

Net Revenues

Net revenues for the year ended December 31, 2021 increased by $10,413,182 to $10,997,988 as compared to $584,806. This increase is the result of the acquisition of Aphrodite’s Marketing and GearBubble Tech which expanded the selling opportunities internationally and nationwide thru out the US.

Cost of Revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out; costs associated with operation and maintenance of the Company’s platform. Cost of revenues for the year ended December 31, 2021 increased by $4,560,125 to $4,803,813 as compared to $243,688. This increase is the result of increase in net revenues related to the acquisition of Aphrodite’s Marketing and GearBubble Tech as discussed above.

Gross Profit

Gross profit increased by $5,853,057 to $6,194,175 for the year ended December 31, 2021 as compared to $341,118 for the year ended December 31, 2020.  This increase is primarily attributable to increase in net revenues as discussed above.

Operating Expenses

Operating expenses increased by $7,068,064 to $7,672,916 for the year ended December 31, 2021 as compared to $604,852 for the year ended December 31, 2020. The increase was primarily attributable to i) increase in selling and marketing expenses of $4,057,448 primarily attributable to increase advertising and marketing activities through social media, digital marketing, and promotional campaigns, sales commissions, and related cost of shipping products to customers ii) increase professional and consulting expenses of $1,402,133 primarily related to increase in consulting and contractor fees related to increase operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech, iii) increase in compensation and related taxes of $839,858 primarily related to the increase in number of employees as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech and iv) increase in general and administrative expenses of $768,625 primarily attributable to increase in rent or lease expenses, amortization expense, insurance, and office expenses . The overall increase in operating expenses reflect the increase in business operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech.

Loss from Operations

As a result of the above, we had a loss from operation of $1,478,741 for the year ended December 31, 2021 as compared to a loss from operations of $263,734 for the year ended December 31, 2020.

Other Income (Expense)

For the year ended December 31, 2021, the Company had other expense of $2,083,444 as compared to other income of $115,684 for the year ended December 31, 2020, an increase of $2,199,128 in other expense. The increase in other expense is primarily attributed to the decrease in change in fair value of derivative liabilities of $80,347, increase in amortization of debt discount of $1,732,163, increase in interest expense of $474,405, increase in derivative expense of $227,619 offset by increase in gain on extinguishment of debt of $594,776 and other income of $16,890.

Net Loss Attributable to Bergio International, Inc.

As a result of the above, we had net loss attributable to Bergio International, Inc. $2,638,556 for the year ended December 31, 2021 as compared to $148,050 for the year ended December 31, 2020.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2021, compared to December 31, 2020.

	December 31, 2021	December 31, 2020	Increase/ (Decrease)
Current Assets	$4,384,185	$1,321,632	$3,062,553

Current Liabilities	$6,748,062	$1,106,318	$5,641,744

Working Capital	$(2,363,877)	$215,314	$472,4720

Our working capital deficit was $2,363,877 at December 31, 2021 as compared to working capital of $215,314 at December 31, 2020. This decrease in working capital is primarily attributed to the increase in liabilities as result of the acquisition of Aphrodite’s Marketing and GearBubble Tech.

During the year ended December 31, 2020, the Company had a net increase in cash of $1,023,114. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.

For the year ended December 31, 2021, the Company used $2,179,237 in cash for operations as compared to $180,102 in cash used for operations for year ended December 31, 2020. This increase in cash used in operations is primarily attributed to increase in net loss, increase in depreciation and amortization expense of $237,879, increase in amortization of debt discount and deferred financing cost of $1,732,163, increase in derivative expense of $227,619, increase in change in fair value of derivative liabilities of $80,347, increase in inventory of 943,477, increase in accounts payable and accrued liabilities of $338,343 offset by non-controlling interest of $923,629, increase in gain from extinguishment of debt $594,776, decrease in accounts receivable of $48,931, decrease in prepaid expenses of $362,111, and decrease deferred compensation of $99,408.

For the year ended December 31, 2020, the Company used $180,102 in cash for operations This increase in cash used in operations was mostly attributed to decrease in accounts payable and accrued liabilities offset partially by the increase in deferred compensation.

Cash used in investing activities.

For the year ended December 31, 2021, the Company used $886,209 in cash for investing activities as a result of cash paid for the acquisition of GearBubble Tech for $2,000,000 and purchases of property and equipment of $47,685 offset by cash acquired from the acquisition of GearBubble Tech of $1,161,476 as compared to $0 of cash used in investing activities for the year ended December 31, 2020.

Cash provided financing activities.

Net cash provided by financing activities for the year ended December 31, 2021 was $4,088,560 as compared to $227,393 for the year ended December 31, 2020. This increase is primarily the result of net proceeds received from convertible notes of $1,890,000, sale of common stock of $3,768,730, proceeds from loans and note payable of $1,196,547 offset partially by repayments of loans and notes payable of $2,108,520, repayment of debt of $567,403 and repayment of convertible debt of $30,000.

For the year ended December 31, 2020, the Company provided $227,393 in financing activities. This increase was primarily the result of an increase in proceeds from convertible debt, loans payable partially and proceeds from the sale of stock offset by higher payments of loans payable and advances from stockholder.

Our indebtedness is comprised of various convertible debt, notes payable, loans payable, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of December 31, 2021, principal amounts under the convertible notes payable was $1,259,000, net of debt discount of $312,714.

Notes Payable

The Company has total notes payable including secured notes payable of $1,194,083 classified as current portion and total notes payable – long term portion of $261,776 at December 31, 2021.

Loans Payable

The Company has loans payable and accrued interest of $969,646 at December 31, 2021.

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

The Company has suffered recurring losses and has an accumulated deficit of approximately $14.5 million as of December 31, 2021. As of December 31, 2021, the Company has $1,259,000 in principal amounts of convertible notes, notes payable (current and long-term portion) of $1,455,859 and $969,646 in loans payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. The Company has also increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations. The newly acquired majority owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech, of which Bergio owns 51% will greatly enhance our online presence and provide the opportunity for future growth.

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

Critical Accounting Policies

The Company prepares its financial statements in accordance with GAAP. In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies as disclosed in Note 3 of our Notes to Consolidated Financial Statements.  The Company’s accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

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

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs are included in selling and marketing expenses on the consolidated statement of operations.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued liabilities, and deferred compensation approximate their fair market value based on the short-term maturity of these instruments.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and the reports of our independent registered public accounting firm required pursuant to this Item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2021.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2021, and identified the following material weaknesses:

●	there is a lack of accounting personnel with the requisite knowledge of GAAP and the financial reporting requirements of the SEC.

●	there are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	there is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 25, 2022. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board, and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name (age)	Position	Year First Elected a Director
Berge Abajian (62)	Chief Executive Officer and Chairman	2007

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

When evaluating director nominees, our directors consider the following factors:

●	the appropriate size of our board of directors;

●	our needs with respect to the particular talents and experience of our directors;

●	the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

●	experience in political affairs;

●	experience with accounting rules and practices; and

●	the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2021, were timely.

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

Employment Agreements

Effective February 28, 2010, the Company entered into an employment agreement with its CEO. The agreement, which is for a five-year term, provided for an initial base salary of $175,000 per year with a 3% annual increase thereafter (the “Base Salary”). The CEO is also entitled to certain bonuses based on net profits before taxes and other customary benefits, as defined in the agreement. In addition, since it is understood that the Company is employing the CEO during a time of economic decline throughout the U.S. and at times and from time to time, the Company may not be in a position to pay the full amount of Base Salary owed the CEO it is understood and agreed to by the Board, that as long as the Company is unable to pay the CEO the full amount of his Base Salary that the Board shall issue to him, from time to time, an amount of shares that will allow him to remain in possession of fifty-one percent (51%) of the Company’s then outstanding shares of common stock.  Such issuances shall be made to the CEO at any time when his total share holdings are reduced to an amount less than fifty-one percent (51%) as a result of issuance of shares of common stock made on behalf of the Company. Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock to the Company’s CEO. Additionally, during the year ended December 31, 2021, the Company authorized and issued an additional 24 shares of Series A Preferred Stock to the Company’s CEO in connection with the amended and restated certificate of designation for the Company’s Series A Preferred Stock.

Effective September 1, 2011, the Company and CEO entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) which primarily retains the term and compensation of the original agreement. The Amended Agreement, however, removes the section which previously provided for the issuance of Company common stock to the CEO, from time to time, when the Company is unable to pay the CEO the full amount of his Base Salary (as defined in the Amended Agreement) which would allow the CEO to maintain a fifty-one percent (51%) share of the Company’s outstanding common stock.  However, the CEO does have the right to request all or a portion of his unpaid Base Salary be paid with the Company’s restricted common stock. In addition, the Amended Agreement provided for the issuance of 51 shares of newly authorized Series A Preferred Stock to be issued to the CEO. As defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, each share of Series A Preferred Stock has voting rights such that the holder of 51 shares of Series A Preferred Stock will effectively maintain majority voting control of the Company. Effective November 3, 2011, the CEO notified the Company that for the one year period, retroactive from April 1, 2011, through December 31, 2012, he would reduce his Base Salary to $100,000. The reduction in base compensation was subsequently extended to December 31, 2013. The CEO deferred his salary to conserve cash. Deferred wages due to the CEO amounted to $346,163 and $445,571 for the years ended December 31, 2020 and December 31, 2020, respectively. This amount was reduced to $500,000 after the CEO converted $500,000 of deferred compensation into 17,000,000 shares of common stock of the Company. The CEO in December 2020 returned these shares to the Company. As of December 31, 2021 and 2020, $0 and $320,172, respectively, of these amounts were classified as a long-term liability.

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (“Amended Employment Agreement”) with the CEO of the Company, Berge Abajian (the “Executive”). The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan.

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 500,000,000 shares of our Common Stock to our CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. As of December 31, 2021, the Company has not met the prerequisite related to the effectiveness of an S-8 Registration Statement. As such we deemed that these shares have not been legally issued and the measurement date has not been met and therefore will be recognized until an S-8 Registration Statement becomes effective.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during years ended 2021 and 2020, respectively.

Name and Principal Position	Fiscal Year	Salary ($)(1)(2)	Incentive ($)(3)	Option Awards ($)(4)	All Other Compensation $(5)	Total ($)
Berge Abajian	2021	$200,000	$-	$-	$19,079	$219,079
CEO and Chairman	2020	$100,000	-	-	$19,795	$119,795

(1)	The amounts shown in this column represent the dollar value of base salary earned by each named executive officer (“NEO”).

(2)	On January 1, 2019, the CEO amended his employment agreement with the Company for a term of one year expiring December 31, 2019. The agreement primarily retains the terms of the Amended Agreement, but lowers the compensation to $100,000 for the year. Effective July 1, 2019, the Principal Executive Officer agreed to stop deferral of his salary at least through December 31, 2019 as a result of the financial situation of the Company. The CEO deferred his salary until July 2021.

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement with the CEO of the Company, Berge Abajian (the “Executive”). The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company.

(3)	No incentive compensation was made to the NEO’s in 2021 and 2020.

(4)	Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year.

(5)	Other compensation was made up of Mr. Abajian’s car expense and health insurance expenses.

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

2021 Incentive Stock and Award Plan

On July 9, 2021, the board of directors of the Company adopted the Bergio International, Inc. 2021 Stock Incentive Plan (the “ESOP”), under which the Company may award shares of the Company’s Common Stock to employees of the Company and/or its Subsidiaries. The terms of the ESOP allow the Company’s Board of Directors discretion to award the Company’s Common Stock, in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, and performance award shares, to such employees, upon meeting the criteria set forth therein, from time to time. Subject to adjustments as provided in the plan, the shares of common stock that may be issued with respect to awards granted under the plan shall not exceed an aggregate of 1,000,000,000 shares of common stock.  The Company shall reserve such number of shares for awards under the plan, subject to adjustments as provided in the plan.  The maximum number of shares of common stock under the plan that may be issued as incentive stock options shall be 100,000,000 shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 25, 2022, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of Class (2)
Named Directors and Officers
Berge Abajian, Chairman and CEO (3)	7	*	%

All Officers and Directors as a Group (1 person)	7	*	%

●	Less than 0.1%.

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Bergio International, Inc., 12 Daniel Road East, Fairfield, NJ 07007.

(2)	Based on a total of 2,629,203,253 shares of common stock outstanding on March 25, 2022.

(3)	Mr. Abajian also owns 75 shares of the Company’s Series A Preferred Stock.

Issuances under the Compensation Plan

The following table provides information as of December 31, 2021 regarding compensation plans under which options to purchase securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	--	$-0-	100,000,000
Equity Compensation Plans not approved by shareholders	--	-0-	--
Total	--	$-0-	100,000,000

Note: The table above refers to incentive stock options for the purchase of common stock under the Bergio International, Inc. 2021 Stock Incentive Plan (the “Plan”). There are a total of 1,000,000,000 shares issuable under the Plan, of which 100,000,000 are available for issuance as incentive stock options. No options or shares were issued under the Plan for the year ending December 31, 2021.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company receives periodic advances from its principal executive officer based upon the Company’s cash flow needs. At December 31, 2021 and December 31, 2020, $145,347 and $211,141, respectively, was due to such officer, including accrued interest. On September 30, 2018, the Principal Executive Office signed an agreement with the Company extending payments in the amount of $1,000,000 due him until January 31, 2020 as a result of the financial situation of the Company. During the year ended December 31, 2019, the principal executive officer converted $500,000 of deferred compensation for common stock of the Company. As of December 31, 2020, deferred compensation of $320,172 and $179,828 of the advances, totaling $500,000, was classified as a long-term liability. At December 31, 2021, deferred compensation due to CEO amounted to $346,163 and advances from CEO amounted $145,347 were classified as current portion. Interest expense was accrued at an average annual market rate of interest which was 3.25% at December 31, 2021 and December 31, 2020. Accrued interest was $145,347 and $211,141 at December 31, 2021 and 2020, respectively. No terms for repayment have been established.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered our independent registered public accountants, BF Borgers CPA PC for audits and reviews performed for the years ended December 31, 2021 and 2020. Fees for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Audit Fees	$124,600	$29,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	124,600	29,000
Tax Fees	-	-
All Other Fees	-	-

Total	$124,600	$29,000

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

Audit Related Fees, tax and other fees.  No other fees under these categories were paid in 2021 and 2020.

Item 15. Exhibits and Financial Statement Schedules.

a.) The following documents are filed as a part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement, dated October 19, 2009, by and between Alba Mineral Exploration, Inc. and Diamond Information Institute, Inc. (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2009)

2.2	Stock Purchase Agreement, dated October 20, 2009, by and among Alba Mineral Exploration, Inc., Owen Gibson, individually, Joan Gibson, individually, Darcy Brann, individually, Duane Schaffer, individually, Lindsay Devine, individually, and Dennis Rodowitz, individually (as filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2009)

3.1	Articles of Incorporation, as amended (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on April 23, 2008)

3.2	Certificate of Amendment to the Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 22, 2009)

3.3	Bylaws, as amended (as filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on April 23, 2008)

3.4	Certificate of Designation of Preferences, Rights and Limitations of the Bergio International Inc. Series A Preferred Stock, as filed with the Delaware Secretary of State on September 2, 2011 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2011)

3.5	Certificate of Amendment of Certificate of Incorporation, dated November 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2012)

3.6	Certificate of Amendment of Certificate of Incorporation, dated January 14, 2014 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2014)

3.7	Certificate of Amendment of Certificate of Incorporation, dated February 26, 2014 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2014)

3.8	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2014 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2014)

3.9	Certificate of Amendment of Certificate of Incorporation, dated October 14, 2014 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 16, 2014)

10.1	Order Approving Stipulation for Settlement of Claim, dated February 4, 2010 (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2010)

10.2	Amended and Restated Employment Agreement, dated September 1, 2011, by and between Bergio International Inc. and Berge Abajian, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2011)

Exhibit No.	Description

10.3	Bergio International, Inc. 2011 Stock Incentive and Reward Plan (as filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on May 10, 2011).

10.4	Committed Equity Facility Agreement, dated December 23, 2011, by and between Bergio International Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2012)

10.5	Registration Rights Agreement, dated December 23, 2011, by and between Bergio International Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2012)

10.6	First Amendment to Committed Equity Facility Agreement, dated October 18, 2012, by and between Bergio International Inc. and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2012)

10.7	8% Convertible Note with KBM Worldwide, Inc, dated February 4, 2015 (as filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.8	8% Convertible Note with Vis Vires Group, Inc., dated March 11, 2015 (as filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.9	8% Convertible Note with Vis Vires Group, Inc., dated April 30, 2015 (as filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.10	8% Convertible Note with LG Capital Funding, LLC, dated May 4, 2015 (as filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.11	Securities Purchase Agreement with KBM Worldwide, Inc., dated February 4, 2015 (as filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.12	Securities Purchase Agreement with Vis Vires Group, Inc., dated March 11, 2015 (as filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.13	Securities Purchase Agreement with Vis Vires Group, Inc., dated April 30, 2015 (as filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.14	Securities Purchase Agreement with LG Capital Funding, LLC, dated May 4, 2015 (as filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 13, 2015)

10.15	Securities Purchase Agreement, 10% Secured Subordinated Convertible Promissory Note, Warrant, Security Agreement, Guaranty, and Registration Rights Agreement, dated February 11, 2021 (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2021)

10.16	Bergio International, Inc. 2021 Stock Incentive Plan (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2021).

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL

*	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: March 29, 2022	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	Chief Executive Officer and Chairman	March 29, 2022
Berge Abajian

Bergio International, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bergio International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bergio International, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

March 29, 2022

Bergio International, Inc. and Subsidiaries

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets:

Current assets:
Cash	$1,093,195	$70,081
Accounts receivable	51,324	100,255
Inventory	3,206,107	1,143,037
Prepaid expenses and other current asset	33,559	6,668
Deferred financing costs	-	1,591

Total current assets	4,384,185	1,321,632

Property and equipment, net	90,416	94,144
Goodwill	5,681,167	-
Intangible assets, net	511,275	-
Operating lease right of use assets	101,090	53,955
Investment in unconsolidated affiliate	6,603	5,828

Total Assets	$10,774,736	$1,475,559

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
Accounts payable and accrued liabilities	$2,091,811	$189,341
Secured notes payable, net of debt discount	338,925	-
Notes payable - current portion	855,158	-
Convertible notes payable, net of debt discount	946,286	232,870
Loans payable and accrued interest	969,646	312,300
Deferred compensation - CEO	346,163	125,399
Advances from CEO and accrued interest	145,347	31,313
Derivative liability - convertible debt	478,212	201,430
Derivative liability - acquisition	500,020	-
Operating lease liabilities - current	76,494	13,665
Total current liabilities	6,748,062	1,106,318

Long-term liabilities:
Deferred compensation - CEO - long-term	-	320,172
Notes payable - long-term	261,776	-
Advances from CEO and accrued interest - long-term	-	179,828
Operating lease liabilities - long-term	24,595	40,289
Total long term liabilities	286,371	540,289

Total Liabilities	7,034,433	1,646,607

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock 10,000,000 shares authorized
Series A preferred stock - $0.001 par value, 75 shares authorized, 75 and 51 shares issued and outstanding at December 31, 2021 and 2020, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and none shares issued and outstanding at December 31, 2021 and 2020, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5 shares authorized, 5 and none shares issued and outstanding at December 31, 2021 and 2020, respectively ($100 per share liquidation value)	-	-
Common stock,$0.00001 par value; 6,000,000,000 shares authorized, 1,216,519,661 and 90,823,799 issued and outstanding, respectively	12,165	908
Common stock issuable (16,021,937 and none shares as of December 31, 2021 and 2020)	160	-
Treasury stock	103,700	103,700
Additional paid-in capital	18,634,146	11,532,849
Accumulated deficit	(14,452,396)	(11,808,505)
Total Bergio International, Inc. stockholders' equity (deficit)	4,297,775	(171,048)

Non-controlling interest in subsidiaries	(557,472)	-

Total Stockholders' equity (deficit)	3,740,303	(171,048)

Total Liabilities and Stockholders' Equity (Deficit)	$10,774,736	$1,475,559

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2021	December 31, 2020

Net revenues	$10,997,988	$584,806

Cost of revenues	4,803,813	243,688

Gross profit	6,194,175	341,118

Operating expenses:
Selling and marketing expenses	4,091,542	34,094
Professional and consulting expenses	1,635,283	233,150
Compensation and related expenses	990,403	150,545
General and administrative expenses	955,688	187,063

Total operating expenses	7,672,916	604,852

Loss from operations	(1,478,741)	(263,734)

Other income (expenses)
Interest expense	(574,461)	(100,056)
Derivative expense	(354,904)	(127,285)
Amortization of debt discount	(1,968,797)	(236,634)
Loss from foreign currency transactions	(6,871)	-
Fraud loss caused by computer hackers	(240,462)	-
Change in fair value of derivative liabilities	394,428	474,775
Interest income	1,390	-
Forgiveness of PPP loan	18,291	18,608
Forgiveness of convertible debt	-	50,000
Other income	16,890	-
Gain from extinguishment of debt, net	631,052	36,276
Total other income (expense)	(2,083,444)	115,684

Loss before provision for income taxes	(3,562,185)	(148,050)

Provision for income taxes	-	-

Net loss	(3,562,185)	(148,050)

Losses attributable to non-controlling interest	923,629	-

Net loss attributable to Bergio International, Inc.	$(2,638,556)	$(148,050)

Net loss per common share - basic and diluted
Basic	(0.00)	(0.00)
Diluted	(0.00)	(0.00)

Weighted average common shares outstanding:
Basic	546,098,201	86,018,507
Diluted	546,098,201	86,018,507

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2021 and 2020

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid In	Treasury	Accumulated	Non-controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	(Deficit)

Balance, December 31, 2019	51	$-	-	$-	-	$-	19,289,141	$193	-	$-	$11,047,546	$-	$(11,660,455)	$-	$(612,716)

Common stock issued for cash	-	-	-	-	-	-	24,294,400	243	-	-	169,818	-	-	-	170,061

Common stock issued for services	-	-	-	-	-	-	4,000,000	40	-	-	147,960	-	-	-	148,000

Issuance of common stock for debt conversion	-	-	-	-	-	-	60,240,258	602	-	-	223,055	-	-	-	223,657

Intrinsic value associated with convertible notes	-	-	-	-	-	-	-	-	-	-	40,000	-	-	-	40,000

Proceeds from grants	-	-	-	-	-	-	-	-	-	-	8,000	-	-	-	8,000

Retired shares to treasury stock that were issued to the Company’s CEO	-	-	-	-	-	-	(17,000,000)	(170)	-	-	(103,530)	103,700	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(148,050)	-	(148,050)

Balance, December 31, 2020	51	-	-	-	-	-	90,823,799	908	-	-	11,532,849	103,700	(11,808,505)	-	(171,048)

Preferred stock issued to the Company's CEO	24	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Common stock issued for cash	-	-	-	-	-	-	538,403,000	5,384	-	-	3,763,346	-	-	-	3,768,730

Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	587,292,862	5,873	-	-	1,123,808	-	-	-	1,129,681

Common stock to be issued for future services	-	-	-	-	-	-	-	-	16,021,937	160	7,651	-	-	-	7,811

Value of preferred stock at issuance associated with the acquisition of Aphrodite’s Marketing	-	-	3,000	-	5	-	-	-	-	-	664,105	-	-	-	664,105

Common stock warrants granted in connection with the issuance of convertible notes	-	-	-	-	-	-	-	-	-	-	687,500	-	-	-	687,500

Beneficial conversion feature in connection with the issuance of convertible notes	-	-	-	-	-	-	-	-	-	-	687,500	-	-	-	687,500

Common stock warrants granted in connection with the issuance of secured notes payable	-	-	-	-	-	-	-	-	-	-	162,387	-	-	-	162,387

Proceeds from grants	-	-	-	-	-	-	-	-	-	-	5,000	-	-	-	5,000

Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	(5,335)	-	(5,335)

Non-controlling interest upon acquisition of GearBubble and Aphrodite's Marketing	-	-	-	-	-	-	-	-	-	-	-	-	-	366,157	366,157

Net loss	-	-	-	-	-	-			-	-			(2,638,556)	(923,629)	(3,562,185)

Balance, December 31, 2021	75	$-	3,000	$-	5	$-	1,216,519,661	$12,165	16,021,937	$160	$18,634,146	$103,700	$(14,452,396)	$(557,472)	$3,740,303

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributtable to Bergio International, Inc.	$(2,638,556)	$(148,050)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest in subsidiary	(923,629)	-
Amortization expense	214,592	-
Depreciation expense	55,825	32,538
Stock-based compensation	118,451	148,000
Amortization of debt discount and deferred financing costs	1,968,797	236,634
Derivative expense	354,904	127,285
Forgiveness of debt	(18,291)	(68,608)
Gain from settlement of loan included in other income	(6,000)	-
Change in fair value of derivative liabilities	(394,428)	(474,775)
Gain from extinguishment of debt	(631,052)	(36,276)
Non-cash interest upon conversion of debt	14,425	-
Amortization of right of use assets	50,337	11,880
Change in operating assets and liabilities:
Accounts receivable	48,931	(14,544)
Inventory	(943,477)	22,274
Prepaid expenses and other current assets	362,111	(6,668)
Investment in unconsolidated affiliate	(775)	-
Accounts payable and accrued liabilities	338,343	(97,912)
Operating lease obligations	(50,337)	(11,880)
Deferred compensation - CEO	(99,408)	100,000

NET CASH USED IN OPERATING ACTIVITIES	(2,179,237)	(180,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from the acquisition of GearBubble	1,161,476	-
Cash paid upon acquisition of GearBubble	(2,000,000)	-
Purchase of property and equipment	(47,685)	-

NET CASH USED IN INVESTING ACTIVITIES	(886,209)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,768,730	170,061
Proceeds from government grant	5,000	-
Proceeds from note payable	18,291	-
Proceeds from loans payable	683,256	190,908
Proceeds from convertible notes, net of debt issuance cost	1,890,000	196,500
Proceeds from secured note payable	495,000	-
Repayment on convertible debt	(30,000)	(17,500)
Repayment on note payable	(309,867)	-
Repayment on loans payable	(1,608,653)	(140,000)
Repayment on debt	(567,403)	-
Repayment on secured notes payable	(190,000)	-
Advance from (payments to) Principal Executive Officer, net	(65,794)	(172,576)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,088,560	227,393

NET CHANGE IN CASH AND CASH EQUIVALENTS:	1,023,114	47,291

CASH AND CASH EQUIVALENTS - beginning of year	70,081	22,790

CASH AND CASH EQUIVALENTS - end of year	$1,093,195	$70,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$6,000
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt and accrued interest	$1,129,681	$223,657
Debt discount in connection with the issuance of stock warrants	$1,375,000	$-
Initial amount of ROU asset and related liability	$122,946	$-
Initial derivative liability recorded in connection with convertible notes payable	$515,000	$55,000
Initial derivative liability recorded in connection with acquisition of Aphrodite's Marketing related to the issuance of Series B preferred stock	$821,738	$-
Initial derivative liability recorded due to commission fees for the acquisition of Aphrodite's Marketing related to the issuance of Series C preferred stock	$110,640	$-
Issuance of Series B preferred stock issued for the acquisition of Aphrodite's Marketing	$664,105	$-
Non-controlling interest upon acquisition of GearBubble	$366,157	$-

Net liability assumed in acquisition of Aphrodite's Marketing:
Cash	$60,287	$-
Accounts receivable, net	125,726	-
Inventory	1,119,593	-
Prepaid expenses	291,783	-
Accounts payable and accrued liabilities	(1,283,244)	-
Loans payable	(2,304,438)	-
Note payable - long term	(150,000)	-
Net liability assumed	$(2,140,293)	$-

Net assets assumed in acquisition of GearBubble Tech:
Cash	$1,161,476	$-
Prepaid expenses and other current assets	40,000	-
Property and equipment	4,412
Accounts payable and accrued liabilities	(458,628)	-
Net assets assumed	$747,260	$-

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

On February 10, 2021, the Company entered into an Acquisition Agreement (“Acquisition Agreement”) with Digital Age Business, Inc., a Florida corporation, (“Digital Age Business”), pursuant to which the shareholders of Digital Age Business agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed Company known as Aphrodite’s Marketing, Inc. (“Aphrodite’s Marketing”), a Wyoming corporation in exchange for newly created Series B Preferred Stock of the Company. The Company owns 51% of Aphrodite’s Marketing (see Note 13).

On July 1, 2021 (“Closing”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GearBubble, Inc., a Nevada corporation, (“GearBubble”), pursuant to which the shareholders of GearBubble (the “Equity Recipients”) agreed to sell 100% of the issued and outstanding shares of GearBubble to a recently formed subsidiary of the Company known as GearBubble Tech, Inc. (“GearBubble Tech”), a Wyoming corporation in exchange for $3,162,000 (the “Cash Purchase Price”), which shall be paid as follows: a) $2,000,000 (which was paid in cash at Closing), b) $1,162,000 to be paid in 15 equal installments, and c) 49,000 of the 100,000 authorized shares of the Merger Sub, such that upon the Closing, 51% of the Merger Sub shall be owned by the Company, and 49% of the Merger Sub shall be owned by the GearBubble Shareholders. The Company owns 51% of GearBubble Tech (see Note 13).

On March 24, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation. The amendment reflected the increase in the authorized shares of common stock from 1,000,000,000 shares to 3,000,000,000 shares. On July 9, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation (the “Amendment”). The Amendment reflected the increase in the authorized shares of common stock from 3,000,000,000 shares to 6,000,000,000 shares.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-K, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for financial information, which includes the consolidated financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of December 31, 2021. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.

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

The Company has increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations. The Company increase its online presence through its majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of December 31, 2021, the Company recorded a non-controlling interest balance of $(557,472) in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying consolidated balance sheet and losses attributable to non-controlling interest of $923,629 and $0 during the years ended December 31, 2021 and 2020, respectively as reflected in the accompanying consolidated statements of operations.

Note 2 - Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to Bergio International, Inc. and cash used in operations of $2,638,556 and $2,179,237, respectively, for the year ended December 31, 2021.  Additionally, the Company had an accumulated deficit of approximately $14.5 million and working capital deficit of $2,363,877 at December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations. As noted in Note 15, between January 2022 and March 2022, the Company has received net proceeds of $815,000 from the sale of Series D convertible preferred stock.

It is our intention to establish the Company as a holding company for the purpose of establishing retails stores worldwide. The Company’s branded product lines are products and/or collections designed by the Company’s designer and CEO, Berge Abajian, and will be the centerpiece of the Company’s retail stores. The Company also intend to complement its own quality-designed jewelry with other products and the Company’s specially designed handbags. This is in line with the Company’s strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is the Company’s intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals.

The Company has also increased its online presence and provide for the expansion of the Company’s branded product lines. The newly acquire majority owned subsidiaries, Aphrodite Marketing and GearBubble Tech of which the Company owns 51%, will greatly enhance the Company’s online presence and provide the opportunity for future growth. However, there can be no assurance that this venture will be successful or that the Company can raise the required capital to fund this operation.

These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly owned and majority owned subsidiaries as of December 31, 2021. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2021 and 2020 include the estimates of useful lives of property and equipment and intangible assets, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the fair value of warrants issued with debt, the valuation allowance on deferred tax assets, and stock-based compensation.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Cost of revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out; costs associated with operation and maintenance of the Company’s platform.

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $4,091,542 and $34,094 for the years ended December 31, 2021 and 2020, are included in selling and marketing expenses on the consolidated statement of operations.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in selling and marketing expenses as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relates to the presentation of selling and marketing expenses, professional and consulting expenses, compensation and related expenses, separately on the consolidated statements of operation previously included in the selling, general and administrative expenses.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued liabilities, and deferred compensation approximate their fair market value based on the short-term maturity of these instruments.

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at December 31, 2021:

	December 31, 2021			December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$—	$—	$978,232	$—	$—	$201,430

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2021 and December 31, 2020. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At December 31, 2021 and 2020, the Company had cash in excess of FDIC limits of approximately $165,000, and $0, respectively.

Accounts Receivable

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $0 for both periods.

Inventory

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale. Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the years ended December 31, 2021 and 2020.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Concentration Risk

Concentration of Revenues

For the years ended December 31, 2021 and 2020, no customer accounted for over 10% of total revenues.

Concentration of Purchases

The Company purchased approximately 25% of its finished products from two vendors (11% and 14%) during the year ended December 31, 2021.

Concentration of Accounts Receivable

As of December 31, 202, accounts receivable amounted to $51,324 and two customers represented 75% of this balance. As of December 31, 2020, accounts receivable amounted to $100,255 and three customers represented 89% of this balance.

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

Note 4 - Property and Equipment

Property and equipment consists of the following:

	December 31,
	2021	2020

Leasehold improvements	$391,722	$356,693
Office and computer equipment	581,352	566,308
Selling equipment	8,354	8,354
Furniture and fixtures	20,511	18,487

Total at cost	1,001,939	949,842
Less: Accumulated depreciation	(911,523)	(855,698)

	$90,416	$94,144

Depreciation expense for the years ended December 31, 2021 and 2020 was $55,825 and $32,538, respectively.

Note 5 - Net Loss per Share

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

For the year ended December 31, 2020, 92,755,675 shares issuable upon the exercise of warrants and conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

The potentially dilutive common stock equivalents as of December 31, 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

December 31, 2021
Common Stock Equivalents:
Stock Warrants	798,241,666
Convertible Preferred Stock	1,277,345,644
Convertible Notes	411,183,645
Total	2,486,770,955

Note 6 - Convertible Notes Payable

As of December 31, 2021 and 2020, convertible notes payable consisted of the following:

	December 31, 2021	December 31, 2020

Principal amount	$1,259,000	$262,104
Less: unamortized debt discount	(312,714)	(29,234)
Convertible notes payable, net	$946,286	$232,870

Auctus Funds, LLC.

On November 6, 2019, the Company entered into a 12% convertible promissory note in the amount of $125,000 with Auctus Fund, LLC. The principal and accrued interest was payable on or before August 20, 2020 and interest accrued at the rate of 12% per annum. Interest was computed on the basis of a 365-day year and the actual number of days elapsed. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum and (ii) the maximum amount permitted under law from the due date thereof until the same was paid (the “Default Interest”). The Holder had the right from time to time to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this note into fully paid and non-assessable shares of common stock.

The conversion price was equal to the lesser of: (i) the lowest trading price during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this Note, and (ii) the variable conversion which shall mean 60% multiplied by the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Furthermore, the conversion price may be adjusted downward if, within three (3) business days of the transmittal of the notice of conversion to the Borrower or Borrower’s transfer agent, the Common Stock had a closing bid which is 5% or lower than that set forth in the Notice of Conversion.

During the year ended December 31, 2021, principal of $91,399 and $6,512 of accrued interest were fully converted into 25,642,684, shares of common stock. The outstanding balances at December 31, 2021 and 2020 were $0 and $91,399, respectively, with accrued interest of $0 for both periods.

Power Up Lending Group

On July 13, 2020, the Company entered into an 8% convertible note in the amount of $55,000 with Power Up Lending Group. The principal and accrued interest was payable on or before July 13, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of 55,000 and $2,200 of accrued interest were converted into 19,066,667, shares of common stock. The outstanding balances at December 31, 2021 and 2020 were $0 and $55,000, respectively, with accrued interest of $0 and $2,061 at December 31, 2021 and 2020, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On October 26, 2020, the Company entered into an 8% convertible note in the amount of $44,000 with Power Up Lending Group. The principal and accrued interest was payable on or before October 26, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of $44,000 and $1,760 of accrued interest were fully converted into 9,533,333, shares of common stock. The outstanding balances at December 31, 2021 and 2020 were $0 and $44,000, respectively, with accrued interest of $0 and $868 at December 31, 2021 and 2020, respectively.

On November 9, 2020, the Company entered into an 8% convertible note in the amount of $35,000 with Power Up Lending Group. The principal and accrued interest was payable on or before November 9, 2021. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of $35,000 and $1,400 of accrued interest were fully converted into 8,905,753, shares of common stock. The outstanding balances at December 31, 2021 and 2020 were $0 and $35,000, respectively, with accrued interest of $0 and $399 at December 31, 2021 and 2020, respectively.

On January 15, 2021, the Company entered into an 8% convertible note in the amount of $43,500 with Power Up Lending Group. The principal and accrued interest was payable on or before January 15, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of $43,500 and $1,740 of accrued interest were fully converted into 11,905,263, shares of common stock. The outstanding principal and accrued interest balance at December 31, 2021 was $0.

On January 29, 2021, the Company entered into an 8% convertible note in the amount of $33,000 with Power Up Lending Group. The principal and accrued interest was payable on or before January 29, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of $33,000 and $1,320 of accrued interest were fully converted into 9,031,579, shares of common stock. The outstanding principal and accrued interest balance at December 31, 2021 was $0.

On March 3, 2021, the Company entered into an 8% convertible note in the amount of $63,500 with Power Up Lending Group. The principal and accrued interest was payable on or before March 3, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of $63,500 and $2,540 of accrued interest were fully converted into 20,012,121, shares of common stock. The outstanding principal and accrued interest balance at December 31, 2021 was $0.

On May 11, 2021, the Company entered into an 8% convertible note in the amount of $53,750 less legal and financing costs of $3,750 for net proceeds of $50,000 with Power Up Lending Group. The principal and accrued interest was payable on or before May 11, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of $53,750 and $2,150 of accrued interest were fully converted into 19,275,862, shares of common stock. The outstanding principal and accrued interest balance at December 31, 2021 was $0.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On June 22, 2021, the Company entered into an 8% convertible note in the amount of $55,750 less legal and financing costs of $3,750 for net proceeds of $52,000 with Power Up Lending Group. The principal and accrued interest was payable on or before June 22, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of $55,750 and $2,230 of accrued interest were fully converted into 52,709,091, shares of common stock. The outstanding principal and accrued interest balance at December 31, 2021 was $0.

On July 20, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Power Up Lending Group. The principal and accrued interest is payable on or before July 20, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the year ended December 31, 2021. The outstanding balance at December 31, 2021 was $55,000, with accrued interest of $3,954 at December 31, 2021.

On July 28, 2021, the Company entered into an 8% convertible note in the amount of $48,750 less legal and financing costs of $3,750 for net proceeds of $45,000 with Power Up Lending Group. The principal and accrued interest is payable on or before July 28, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the year ended December 31, 2021. The outstanding balance at December 31, 2021 was $48,750, with accrued interest of $2,351 at December 31, 2021.

On September 14, 2021, the Company entered into an 8% convertible note in the amount of $78,750 less legal and financing costs of $3,750 for net proceeds of $75,000 with Power Up Lending Group. The principal and accrued interest is payable on or before September 14, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the year ended December 31, 2021. The outstanding balance at December 31, 2021 was $78,750, with accrued interest of $2,140 at December 31, 2021.

On October 4, 2021, the Company entered into an 8% convertible note in the amount of $53,750 less legal and financing costs of $3,750 for net proceeds of $50,000 with Power Up Lending Group. The principal and accrued interest is payable on or before October 4, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the year ended December 31, 2021. The outstanding balance at December 31, 2021 was $53,750, with accrued interest of $1,037 at December 31, 2021.

Sixth Street Lending, LLC

On November 8, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Power Up Lending Group. The principal and accrued interest is payable on or before November 8, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the year ended December 31, 2021. The outstanding balance at December 31, 2021 was $55,000, with accrued interest of $639 at December 31, 2021.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Trillium Partners LLP, 3a Capital Establishment, JP Carey Limited Partners, LP, and JP Carey Enterprises, Inc.

On February 11, 2021, the Company entered into 10% convertible notes totaling $1,512,500 less legal and financing costs of $137,500 for net proceeds of $1,375,000. The principal and accrued interest is payable on or before February 11, 2022. The notes may not be prepaid except under certain conditions. The Company shall pay interest on a quarterly basis in arrears in cash to the Holder commencing on March 1, 2021 and continuing thereafter on each quarterly anniversary of such date until the Obligations have been satisfied in full, on the aggregate then outstanding principal amount of these notes at the rate of ten percent (10%) per annum. Any amount of principal or interest on these notes which are not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid. At the option of the holders, but not before 180 days from the date of issuance, the holders may elect to convert all or part of the convertible into the Company’s common stock. The conversion price in effect on any Conversion Date was equal to $0.0015. Additionally, the Company granted an aggregate of 756,250,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of these convertible notes. The warrants have a term of 5 years from the date of grant and exercisable at an exercise price of $0.002. The Company accounted for the warrants issued with these convertible notes by using the relative fair value method. The total debt discount consisted of beneficial conversion feature of $687,500 and relative fair value of the warrants of $687,500 using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.013 based on the closing price of common stock at date of grant, exercise price of $0.002, dividend yield of zero, expected term of 5.00, a risk-free rate of 0.46%, and expected volatility of 424%. During the year ended December 31, 2021, principal of $544,750, accrued interest of $39,342 and conversion fees of $4,050 were fully converted into 407,365,253, shares of common stock. The outstanding balance at December 31, 2021 was $967,750 with accrued interest of $60,459 at December 31, 2021.

For the years ended December 31, 2021 and 2020, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $1,772,485 and $236,634, respectively, which has been amortized to interest expense on the accompanying consolidated statements of operations.

In January 2022, the Company entered into an Amendment to the Convertible Promissory Notes (the “Amendment”) with these lenders whereby the conversion price of the convertible notes was reduced from $0.0015 to $0.001.

Note 7 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock are recorded as a liability and are revalued at fair value at each reporting date. As of December 31, 2021 and 2020, total derivative liabilities amounted $978,232 (consist of derivative liability from convertible debt of $478,212 and derivative liability related to acquisitions of GearBubble and Aphrodite’s Marketing $500,020) and $201,430, respectively.

The following is a roll forward for the years ended December 31, 2021 and 2020 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments

Balance at December 31, 2019	$396,220
Initial valuation of derivative liabilities included in debt discount	55,000
Initial valuation of derivative liabilities included in derivative expense	127,285
Reclassification of derivative liabilities to loss from extinguishment of debt	97,700
Change in fair value of derivative liabilities	(474,775)
Balance at December 31, 2020	201,430
Initial valuation of derivative liabilities included in debt discount	515,000
Initial valuation of derivative liabilities related to issuance of Series B and C Preferred Stock	932,378
Initial valuation of derivative liabilities included in derivative expense	354,904
Reclassification of derivative liabilities to gain from extinguishment of debt	(631,052)
Change in fair value of derivative liabilities	(394,428)
Balance at December 31, 2021	$978,232

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at December 31, 2021, the last trading day of the years ended December 31, 2021 and 2020, was $0.002 and $0.0049, respectively. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at December 31, 2021 are indicated in the table that follows. The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

	Initial Valuations (on new derivative instruments entered into during the year ended December 31, 2021)	December 31, 2021
Volatility	218% to 412%	185%
Expected Remaining Term (in years)	1.00 to 1.50	0.55 to 0.96
Risk Free Interest Rate	0.05 to 0.85%	0.19 to 0.85%
Expected dividend yield	None	None

	Initial Valuations (on new derivative instruments entered into during the year ended December 31, 2020)	December 31, 2020
Volatility	676% to 684%	418%
Expected Remaining Term (in years)	1.00	0.25 to 0.54
Risk Free Interest Rate	0.15 to 0.16%	0.10%
Expected dividend yield	None	None

Note 8 - Loans Payable

Loans payable consisted of the following:

	December 31, 2021	December 31, 2020

Principal amount of loans	$877,316	$312,300
Accrued interest	92,330	-
Loans payable	$969,646	$312,300

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

During the year ended December 31, 2021, the Company fully paid the remaining balance of this loan. Accordingly, the outstanding balances at December 31, 2021 and 2020 were $0 and $150,000 respectively, with accrued interest of $0 for both periods.

111 Recovery Corp. and Vis Vires Group, Inc.

On April 30, 2015, the Company entered into an 8% convertible note in the amount of $33,000 with Vis Vires. The principal and accrued interest was payable on or before November 6, 2015. At the option of the Company, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note was convertible into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest trading prices during the 10 days prior to the date of conversion or $0.00009, whichever was greater. During the year ended December 31, 2020, principal of $33,000 and accrued interest of $4,700 was converted into 9,015,614 shares of common stock. The outstanding balance at December 31, 2021 and 2020 was $0, with accrued interest of $13,000 at December 31, 2021 and 2020.

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

During the year ended December 31, 2021, the Company received another PPP Loan in the amount of $18,291 under similar terms as the first loan. On February 17, 2021, the SBA authorized forgiveness of the outstanding principal balance of $18,291 and all accrued interest payable of the Company’s PPP loan. During the years ended December 31, 2021 and 2020, the Company recognized forgiveness of PPP Loan of $18,291 and $18,608, respectively, as reflected in the consolidated statements of operations.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Coyne Enterprises, Inc.

On May 23, 2019, the Company entered into a loan agreement with Coyne Enterprises, Inc. in the amount of $30,000. The term of the loan was for the period September 1, 2019 through November 30, 2019. The Company continues to negotiate the extension of this loan. Interest accrues at the rate of 6% per annum and is to be paid quarterly. Prepayment or partial payment can be made with no penalty. During the years ended December 31, 2020, the Company repaid the remaining outstanding balance of $15,000. The outstanding balances at December 31, 2021 and 2020 were $0 and $15,000, respectively, with accrued interest of $0 and $155 at December 31, 2021 and 2020, respectively.

RB Capital Partners, Inc.

On October 15, 2019, the Company entered into a 10% convertible note in the amount of $25,000 with RB Capital Partners, Inc. The note was payable on demand but had a period of twelve months. The principal and accrued interest was payable on or before October 15, 2020. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note was convertible into shares of the Company’s common stock at a fixed price of $0.001. During the year ended December 31, 2020, principal of $3,800 was converted into 3,800,000 shares of common stock.

On July 1, 2020, the Company entered into a 10% convertible note in the amount of $25,000 with RB Capital Partners, Inc. The note was payable on demand but had a period of twelve months. The principal and accrued interest was payable on or before October 15, 2020. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note was convertible into shares of the Company’s common stock at a fixed price of $0.50.

On August 10, 2020, the Company entered into a 10% convertible note in the amount of $25,000 with RB Capital Partners, Inc. The note was payable on demand but had a period of twelve months. The principal and accrued interest was payable on or before October 15, 2020. At the option of the Holder, but not before nine months from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The note was convertible into shares of the Company’s common stock at a fixed price of $0.50.

On November 11, 2020, RB Capital Partners, Inc. and the Company entered into an agreement whereas the Company agreed to allow RB Capital Partners, Inc. to convert $6,000 at $0.001 and issue 6,000,000 shares and pay the balance of these notes in the amount of $18,000. RB Capital Partners, Inc. agreed to release the Company of any remaining obligations on the remaining two notes of $25,000 each.

During the year ended December 31, 2021, the Company paid $6,000 to settle the remaining balance of this $12,000 loan. The outstanding balances due to RB Capital Partners, Inc. at December 31, 2021 and 2020 were $0 and $18,000, respectively, with accrued interest of $0 for both periods. The Company had committed to allow RB Capital Partners, Inc. to convert $6,000 at $0.001 and issue 3,000,000 shares at a later date.

Crown Bridge Partners, LLC

On October 29, 2019, the Company entered into a 10% convertible promissory note in the amount of $100,000 with Crown Bridge Partners, LLC. This note carried a prorated original issue discount of up to $8,000 to cover the Holder’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the note, which was included in the principal balance of this note. The holder paid $23,000 for the first tranche ($25,000 less $2,000 discount). The maturity date for each tranche funded was twelve (12) months from the effective date of each payment as well as any accrued and unpaid interest and other fees. Interest accrued at the rate of 10% per annum and was computed on the basis of a 365-day year and the actual number of days elapsed. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate the of lesser of (i) 15% per annum and (ii) the maximum amount permitted under law from the due date thereof until the same was paid (the “Default Interest”). The Holder had the right from time to time to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this note into fully paid and non-assessable shares of common stock.

The conversion price was 60% multiplied by the lowest trading price (representing a discount rate of 40%) during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this note. The conversion price was subject to a floor price of $0.000035.

During the year ended December 31, 2020, this debt was totally converted into common stock. The outstanding balances at December 31, 2021 and 2020 were $0 with accrued interest of $0 and $2,742 at December 31, 2021 and 2020, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Trillium Partners LP

On June 16, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $12,500. The loan and accrued interest was due on December 31, 2020. Interest accrues at the rate of 10% per annum. The outstanding balances at December 31, 2021 and 2020 were $12,500 with accrued interest of $1,928 and $363 at December 31, 2021 and 2020, respectively. In February 2022, principal of $12,500, accrued interest of $2,068, and conversion fees of $2,800 were converted into 21,710,613 shares of common stock.

On September 14, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $12,250. The loan and accrued interest was due on March 14, 2021. Interest accrues at the rate of 10% per annum. The outstanding balances at December 31, 2021 and 2020 were $12,250 for both periods with accrued interest of $1,225 and $0, respectively. In February 2022, principal of $12,250, accrued interest of $1,639, and conversion fees of $1,800 were converted into 39,222,875 shares of common stock.

On September 18, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $15,000. The loan and accrued interest was due on March 18, 2021. Interest accrues at the rate of 10% per annum. The outstanding balances at December 31, 2021 and 2020 were $15,000 for both periods, with accrued interest of $1,927 and $378 at December 31, 2021 and 2020, respectively. In February 2022, principal of $15,000, accrued interest of $3,520, and conversion fees of $1,400 were converted into 37,400,688 shares of common stock.

Clear Finance Technology Corporation (“Clearbanc”)

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Clearbanc, an e-commerce platform provider. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $227,517 with Clearbanc. During the year ended December 31, 2021, the Company has received $526,620 and repaid back $577,507 related to this capital advance agreement. The loan or advance is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $200,930 including accrued interest of $24,300.

Shopify

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Shopify, an e-commerce platform provider with a remittance rate of 7%. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $359,774 with Shopify. During the year ended December 31, 2021, the Company has received $133,202 and repaid back $472,384 related to this capital advance agreement. The loan or advance is non-interest bearing, due on demand and are secured by all of the assets of Aphrodite’s Marketing. As of December 31, 2021, the outstanding balance is $30,592 including accrued interest of $10,000.

Business Capital

The Company’s majority owned subsidiary, Aphrodite’s Marketing, had a loan with Business Capital. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $401,867 with Business Capital. During the year ended December 31, 2021, the Company repaid back $401,867 related to this loan. As of December 31, 2021, the outstanding balance is $0.

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business (see Note 13). On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $75,500 with Jonathan Foltz. During the year ended December 31, 2021, the Company has received $31,636 and repaid back $25,000 related to this loan. The loan is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $82,136.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz (see Note 13). On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $545,720 with Nationwide. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. During the year ended December 31, 2021, the Company repaid back $30,000 related to this loan. As of December 31, 2021, the outstanding balance is $573,750 including accrued interest of $58,030.

Digital Age Business

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. Jonathan Foltz is the President and CEO of Digital Age Business (see Note 13) The loan is non-interest bearing and due on demand. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $113,500 with Digital Age Business. During the year ended December 31, 2021, the Company repaid back $71,013 related to this loan. As of December 31, 2021, the outstanding balance is $42,487.

Note 9 - Notes Payable

Unsecured Notes Payable

Notes payable are summarized below:

December 31, 2021

Principal amount	$1,116,934
Less: current portion	(855,158)
Notes payable - long term portion	$261,776

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2022	$859,880
Year ended December 31, 2023	15,492
Year ended December 31, 2024	15,492
Year ended December 31, 2025	15,492
Year ended December 31, 2026 and thereafter	210,578
Total principal payments	$1,116,934

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but was extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at December 31, 2021 and 2020 were $114,800 with accrued interest of $6,564 and $2,101 December 31, 2021 and 2020, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $150,000 related to this SBA Loan. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. The outstanding balance at December 31, 2021 was $150,000 with accrued interest of $8,577 at December 31, 2021.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble (see Note 13). The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. Between October 2021 and November 2021, the Company paid a total of $309,867 towards this promissory note. The outstanding balance at December 31, 2021 was $852,133.

Secured Notes Payable

As of December 31, 2021 secured notes payable consisted of the following:

December 31, 2021

Principal amounts	$400,000
Less: unamortized debt discount	(61,075)
Secured notes payable, net	$338,925

Trillium Partners LLP and JP Carey Limited Partners, LP

On October 27, 2021, the Company, together with its majority owned subsidiaries, Aphrodite Marketing and GearBubble Tech (collectively the “Borrower”), entered into two Secured Advance Agreements (the “Secured Advance Agreements”) with J.P. Carey Limited Partners L.P. and Trillium Partners L.P. (the “Lenders”). The advances will be issued through separate promissory notes subject to all terms and conditions as defined in the Secured Advance Agreements. Such advances ae secured by a security interest in the Borrower’s existing and future assets (as specifically defined in the Secured Advance Agreements), including all rights to received payments (including credit card payments) from the sale of goods or services, inventory, property and equipment, and general intangibles. If any payments in the promissory notes are not timely paid, it shall be considered an event of default and the Borrower shall pay a late fee of 5% of the late payment. Accordingly, the Company entered into Secured Promissory Notes (the “Secured Notes”) in an aggregate amount of $590,000 less legal and financing costs of $5,000 and original issue discount of $90,000 for net proceeds of $495,000. The Secured Notes shall be due on February 4, 2022. Currently, the Company is negotiating with the Lenders with regards to the repayment of the Secured Notes.

Principal and interest shall be paid with weekly payments (each a “Weekly Payment”) as follows: (A) payments of $7,500 shall be paid to the Lenders on each Friday within the month of November 2021; (B) payments of $40,000 shall be paid to the Lender on each Friday within the month of December 2021); (C) payments of $35,000 shall be paid to the Lender on each Friday with the month of January 2022 ; and (D) the remainder of any amounts outstanding pursuant to these Secured Notes and the Secured Advance Agreement (as defined ) including the outstanding repayment amount shall be paid to the Lenders on February 4, 2022. Upon the occurrence of an event of default, the principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum.

Additionally, the Company granted an aggregate of 41,666,666 warrant to purchase shares of the Company’s common stock in connection with the issuance of these secured promissory notes. The warrants have a term of 7 years from the date of grant and exercisable at an exercise price of $0.006. The Company accounted for the warrants issued with these secured promissory notes by using the relative fair value method. The total debt discount from the relative fair value of the warrants of $162,387 using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.006 based on the closing price of common stock at date of grant, exercise price of $0.006, dividend yield of zero, expected term of 7.00, a risk-free rate of 1.41%, and expected volatility of 482%.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

During the year ended December 31, 2021, the Company repaid back $190,000 resulting to a remaining balance of $400,000 as of December 31, 2021. For the years ended December 31, 2021 and 2020, amortization of debt discounts related to all the secured promissory notes above amounted to $196,312 and $0, respectively, which has been amortized to interest expense on the accompanying consolidated statements of operations.

Between January 2022 and February 2022, the Company repaid back an aggregate of $110,000 to the Lenders.

Note 10 - Related Party Transactions

Advances from Chief Executive Officer and Accrued Interest

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At December 31, 2021 and 2020, $145,347 and $211,141 (consisted of $31,313 current portion and $179,828 long-term portion), respectively, was due to such officer, which primarily consisted of accrued interest. Interest expense is accrued at an average annual market rate of interest which is 3.25% at December 31, 2021 and 2020. Interest expense incurred was $13,156 and $16,067 for the years ended December 31, 2021 and 2020, respectively. Accrued interest was $145,347 and $211,141 at December 31, 2021 and 2020. No terms for repayment have been established.

Effective February 28, 2010, the Company entered into an employment agreement with the CEO. The agreement, which is for a five-year term, provides for an initial base salary of $175,000 per year with a 3% annual increase thereafter (the “Base Salary”). The CEO is also entitled to certain bonuses based on net profits before taxes and other customary benefits, as defined in the agreement. In addition, since it is understood that the Company is employing the CEO during a time of economic decline throughout the U.S. and at times and from time to time, the Company may not be in a position to pay the full amount of Base Salary owed the CEO it is understood and agreed to by the Board, that as long as the Company is unable to pay the CEO the full amount of his Base Salary that the Board shall issue to him, from time to time, an amount of shares that will allow him to remain in possession of fifty-one percent (51%) of the Company’s then outstanding shares of common stock.  Such issuances shall be made to the CEO at any time when his total share holdings are reduced to an amount less than fifty-one percent (51%) as a result of issuance of shares of common stock made on behalf of the Company. Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock to the Company’s CEO. Additionally, during the year ended December 31, 2021, the Company authorized and issued an additional 24 shares of Series A Preferred Stock to the Company’s CEO in connection with the amended and restated certificate of designation for the Company’s Series A Preferred Stock (see Note 12).

During the year ended December 31, 2019, the CEO converted $500,000 of deferred compensation into 17,000,000 shares of common stock of the Company. In December 2020, the CEO returned these 17,000,000 shares to the Company and was recorded in treasury stock valued at $103,700.

As of December 31, 2020, deferred compensation and advances from CEO of $320,172 and $179,828, totaling $500,000, was classified as a long-term liability as per agreement with the CEO to defer payment for twelve months. At December 31, 2021, deferred compensation due to CEO amounted to $346,163 and advances from CEO amounted $145,347 were classified as current portion as reflected in the consolidated balance sheets.

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (“Amended Employment Agreement”) with the CEO of the Company, Berge Abajian (the “Executive”). The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 500,000,000 shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which has not been filed with the Securities and Exchange Commission (“SEC”). As of December 31, 2021, the Company has not met the prerequisite related to the effectiveness of an S-8 Registration Statement. As such the Company deemed that these shares have not been legally issued and the measurement date has not been met and therefore will be recognized until an S-8 Registration Statement becomes effective (see Note 11 and 12).

Advertising and Marketing Fees

The Company incurred advertising and marketing fees of $27,160 to an affiliated company owned by Mr. Donald Wilson during the year ended December 31, 2021. Mr. Donald Wilson is one of the majority owners of the 49% of the Merger Sub, GearBubble Tech (see Note 13).

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Loans Payable

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business (see Note 8). Jonathan Foltz is one of the majority owners of the 49% in Acquisition Sub, Aphrodite’s Marketing (see Note 13). As of December 31, 2021, the outstanding balance is $82,136.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz (see Note 8). As of December 31, 2021, the outstanding balance is $573,750 including accrued interest of $58,030.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. Jonathan Foltz is the President and CEO of Digital Age Business (see Note 8). As of December 31, 2021, the outstanding balance is $42,487.

Note 11 - Commitments and Contingencies

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

Consulting Agreement

On November 15, 2021, the Company entered into an Engagement Agreement (the “Agreement”) with a consulting company which will act as a financial advisor and investment banker of the Company, whereby the consultant will assist the Company with strategic business plans, investor relations, potential financing and other financial advisory and investment banking services. The engagement period is for 12 months from the date of the agreement.

As consideration for the services, the Company will issue a total of 32,043,874 shares of the Company’s common stock based on the following schedule: i) 16,021,937 shares of common stock upon execution of the Agreement and ii) 16,021,937 shares of common stock upon an uplisting of the Company’s common stock to a national exchange.

Additionally, the Company shall pay compensation of 7% of the total gross proceeds of any financing introduce by the consultant (the “Financing”), cash fee for unallocated expenses of 1%, warrants equal to 5% of the aggregate number of shares of common stock sold in a Financing and transaction fees equal to 3% in cash at the closing of the Financing. The warrants will be exercisable at an exercise price equal to the prices of the securities issued to investors in the Financing.

As of December 31, 2021, the16,021,937 shares of common stock were not issued and has been recognized as common stock issuable. The Company valued this common stock issuable at the fair value of $62,486 or $0.0039 per common share based on the quoted trading price on the date of grant to be expensed over the term of the Agreement. During the year ended December 31, 2021, the Company recognized stock-based compensation of $7,811. The remaining balance of $54,675 shall be expensed during year 2022.

Operating Lease Agreements

The Company leases retail space at two different locations. The term of the first lease is for a ten-year period from July 2014 to April 2024 starting with a monthly base rent of $1,200. The base rent is subject to an annual increase as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. The second lease has a contingent rental based on 10% of sales. Contingent rentals are not included in operating lease liabilities. The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rate of 10% as of January 1, 2019 for operating leases that commenced prior to that date. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into an approximate three-year lease agreement on October 1, 2019, for its office facilities starting with a monthly base rent of $6,582. The base rent is subject to an annual increase as defined in the lease agreement. The Company recorded right-of-use assets and operating lease liabilities of $122,946 related to this lease agreement. The Company used incremental borrowing rate of 8% during the year ended December 31, 2021. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of December 31, 2021:

2022	$81,745
2023	19,700
2024	6,660
Total minimum lease payments	108,105
Less amounts representing interest	(7,016)
Present value of net minimum lease payments	101,089
Less current portion	(76,494)
Long-term capital lease obligation	$24,595

Amended Employment Agreement

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement with the CEO of the Company, Berge Abajian. The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 500,000,000 shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which has not been filed with the SEC. As of December 31, 2021, the Company has not met the prerequisite related to the effectiveness of an S-8 Registration Statement. As such the Company deemed that these shares have not been legally issued and the measurement date has not been met and therefore will be recognized until an S-8 Registration Statement becomes effective (see Note 10 and 12).

Note 12 - Stockholder’s Equity (Deficit)

Employee Stock Ownership Plan

On July 9, 2021, the Board of Directors of the Company adopted the Bergio International, Inc. 2021 Stock Incentive Plan (the “ESOP”), under which the Company may award shares of the Company’s Common Stock to employees of the Company and/or its Subsidiaries. The terms of the ESOP allow the Company’s Board of Directors discretion to award the Company’s Common Stock, in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, and performance award shares, to such employees, upon meeting the criteria set forth therein, from time to time. Subject to adjustments as provided in the plan, the shares of common stock that may be issued with respect to awards granted under the plan shall not exceed an aggregate of 1,000,000,000 shares of common stock.  The Company shall reserve such number of shares for awards under the plan, subject to adjustments as provided in the plan.  The maximum number of shares of common stock under the plan that may be issued as incentive stock options shall be 100,000,000 shares.

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 500,000,000 shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. As of December 31, 2021, the Company has not met the prerequisite related to the effectiveness of an S-8 Registration Statement. As such the Company deemed that these shares have not been legally issued and the measurement date has not been met and therefore will be recognized until an S-8 Registration Statement becomes effective.

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock. The Company’s board of directors is authorized, at any time, and from time to time, to provide for the issuance of shares of preferred stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the preferred stock or any series thereof.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Certificate of Designation of Series A Preferred Stock

In September 2011, the Company filed a Certificate of Designation for Series A Preferred Stock with the Wyoming Secretary of State, and designated 51 shares of preferred stock as Series A Preferred Stock. In February 2021, the Company filed an amended and restated certificate of designation for the Company’s Series A Preferred Stock increasing the number of shares to 75 shares.

Designation. The Company had designated 51 shares which was amended and increase from 51 to 75 shares of preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.001 per share and a stated value of $0.001

Dividends. There will be no dividends due or payable on the Series A Preferred Stock. Any future terms with respect to dividends shall be determined by the board of directors of the Company.

Liquidation. Upon any liquidation, the holders of Series A Preferred Stock are entitled to receive net assets on a pro rata basis. Each holder of Series A Preferred Stock is entitled to receive ratably any dividends declared by the board of directors of the Company.

Voting Rights. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to One Percent (1%) of the issued and outstanding shares of the Corporation’s Common Stock on the date of any such vote, such that the Holder of all Seventy-Five (75) shares of Series A Preferred Stock, shall always have voting rights equal to Seventy Five Percent (75%) of the issued and outstanding shares of the Company’s Common Stock.

Conversion. The Series A Preferred stock in non-convertible.

During the year ended December 31, 2021, the Company issued 24 shares of the Series A Preferred Stock to the Company’s CEO such that the CEO shall maintain voting control. The Company recorded such issuance at par value.

As of December 31, 2021 and 2020, there were 75 and 51 shares of Series A Preferred Stock issued and outstanding, respectively. The Company’s CEO owns 75 shares of shares of the Series A Preferred Stock.

Certificate of Designation of Series B 2% Convertible Preferred Stock

On February 10, 2021, the Company filed a Certificate of Designation for Series B Convertible Preferred Stock (the “Certificate of Designations”) with the Wyoming Secretary of State, designating 4,900 shares of preferred stock as Series B Convertible Preferred Stock.

Designation. The Company had designated 49 shares which was amended and increase from 49 to 4,900 shares of preferred stock as Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock has a par value of $0.00001 per share and a stated value of $100.

Dividends. Holders of Series B Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on the Issuance Date, cumulative dividends on the Series B Preferred Stock at the rate per share (as a percentage of the Stated Value per share) equal to two percent (2%) per annum on the Stated Value., payable in additional shares of Series B Preferred Stock. So long as any shares of Series B Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of eighty percent (80%) of the shares of Series B Preferred Stock then outstanding (the "Requisite Holders), redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities (as defined in Section 7), nor shall the Company directly or indirectly pay or declare any dividend or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption (through a sinking fund or otherwise) of any Junior Securities.

Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary or a Sale (as defined below) (a "Liquidation"), the holders of the Series B Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Preferred Stock an amount equal to the Stated Value plus all accrued but unpaid dividends per share, whether declared or not, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series B Preferred Stock shall be distributed among the holders of Series B Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Voting Rights. Each holder of the Series B Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company's shareholders for a vote, on an as-converted basis, either by written consent or by proxy.

Conversion at Option of Holder. Each share of Series B Preferred Stock shall be convertible into 0.01% of the total issued and outstanding shares of the Company’s Common Stock, (such that all 4,900 authorized shares of Series B Preferred Stock, if issued and outstanding, would be convertible in the aggregate into 49% of the total issued and outstanding shares of the Company’s Common Stock) (as determined at the earlier of (i) the date of Conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following February 8, 2021) ("Conversion Ratio"), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series B Preferred Stock.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Certificate of Designation of Series C 2% Convertible Preferred Stock

On February 10, 2021, the Company filed a Certificate of Designation for Series C Convertible Preferred Stock with the Wyoming Secretary of State, designating 5 shares of preferred stock as Series B Convertible Preferred Stock.

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

Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary or a Sale (as defined below) (a "Liquidation"), the holders of the Series C Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series C Preferred Stock an amount equal to the Stated Value plus all accrued but unpaid dividends per share, whether declared or not, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series C Preferred Stock shall be distributed among the holders of Series C Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Voting Rights. Each holder of the Series C Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company's shareholders for a vote, on an as-converted basis, either by written consent or by proxy.

Conversion at Option of Holder. Each share of Series C Preferred Stock shall be convertible into 1% of the total issued and outstanding shares of the Company’s Common Stock (as determined at the earlier of (i) the date of Conversion of the Series C Preferred Stock; and (ii) eighteen (18) months following February 8, 2021) ("Conversion Ratio"), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series C Preferred Stock, except that such conversion will automatically be adjusted so that the Holder’s total beneficial ownership does not exceed greater than 9.99% of the issued and outstanding shares of the Company’s Common Stock.

On February 10, 2021, the Company issued 3,000 Series B Convertible Preferred Stock and 5 Series C Convertible Preferred Stock in connection with the acquisition of Aphrodite’s Marketing (see Note 13). As of December 31, 2021, accrued dividends related to the Series B and C Convertible Preferred Stock amounted $5,335.

As of December 31, 2021, there were 3,000 and 5 shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock issued and outstanding, respectively.

Common Stock Issued and Issuable

On March 24, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation. The amendment reflected the increase in the authorized shares of common stock from 1,000,000,000 shares to 3,000,000,000 shares. On July 9, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation. The Amendment reflected the increase in the authorized shares of common stock from 3,000,000,000 shares to 6,000,000,000 shares.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

During the year ended December 31, 2021

During the year ended December 31, 2021, the Company sold an aggregate of 538,403,000 shares of Common Stock to various investors for total proceeds of $3,768,730 or approximately $0.007 per share.

During the year ended December 31, 2021, the Company issued an aggregate of 587,292,862 shares of its common stock at an average contractual conversion price of approximately $0.002 to various lenders as a result of the conversion of principal, accrued interest and conversion fees of $1,129,681 underlying certain outstanding convertible notes converted during such period.

In November 2021, in connection with an Agreement (see Note 11), the Company agreed to issue 16,021,937 shares of common stock to a consultant which was valued at the fair value of $62,486 or $0.0039 per common share based on the quoted trading price on the date of grant to be expensed over the term of the Agreement. During the year ended December 31, 2021, the Company recognized stock-based compensation of $7,811. The remaining balance of $54,675 shall be expensed during year 2022. As of December 31, 2021, the16,021,937 shares of common stock were not issued and has been recognized as common stock issuable.

During the year ended December 31, 2020

During the year ended December 31, 2021, the Company sold an aggregate of 24,294,400 shares of Common Stock to various investors for total proceeds of $170,061 or approximately $0.007 per share.

During the year ended December 31, 2021, the Company issued an aggregate of 4,000,000 shares of common stock to various consultants for consulting services rendered. The 4,000,000 shares of common stock had a fair value of $148,000, or $0.037 per share, based on the quoted trading price on the date of grants, which was fully vested. In connection with this issuance, the Company recognized stock-based consulting expense of $148,000 during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company issued an aggregate of 60,240,258 shares of its common stock at an average contractual conversion price of approximately $0.004 to various lenders as a result of the conversion of principal, accrued interest and conversion fees of $223,657 underlying certain outstanding convertible notes converted during such period.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2019	325,000	$0.50	4.84
Granted	-	-	-
Balance at December 31, 2020	325,000	$0.50	3.84
Granted	797,916,666	$0.002	5.00
Balance at December 31, 2021	798,241,666	$0.002	4.26
Warrants exercisable at December 31, 2021	798,241,666	$0.002	4.26

At December 31, 2021, the aggregate intrinsic value of warrants outstanding was $0.

In February 2021, the Company granted an aggregate of 756,250,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of certain convertible notes. The warrants have a term of 5 years from the date of grant and exercisable at an exercise price of $0.002 subject to adjustment such as stock dividends, stock splits, and dilutive issuances (see Note 6). These warrants contain a provision for cashless exercise as defined in the warrant agreement.

In October 2021, the Company granted an aggregate of 41,666,666 warrant to purchase shares of the Company’s common stock in connection with the issuance of secured promissory notes (see Note 9). The warrants have a term of 7 years from the date of grant and exercisable at an exercise price of $0.006 subject to adjustment under the anti-dilution provision. These warrants contain a provision for cashless exercise as defined in the warrant agreement.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Note 13 - Business Acquisitions

Aphrodite’s Marketing, Inc.

On February 10, 2021, the Company entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, pursuant to which the shareholders of Digital Age Business agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed subsidiary of the Company known as Aphrodite’s Marketing, Inc. (“Acquisition Sub”), a Wyoming corporation in exchange for 3,000 newly created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing.

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

In addition, the Acquisition Agreement requires that upon closing, Jonathan Foltz, the President and CEO of Digital Age Business, and certain other key employees of Acquisition Sub received employment agreements from Acquisition Sub with respect to their continued employment (the “Employment Agreements”) (which will allow such key employees to participate in any employee stock ownership plan (“ESOP”) as offered to the other Company’s subsidiary employees from time to time) to make certain that current personnel operating the business of Aphrodites.com shall remain in place for all departments of the business of Aphrodite’s Marketing post-closing of the acquisition.

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

Section 2.2.2 of the Acquisition Agreement further provides that, at the closing of the Acquisition, Southridge Capital (or its affiliates as directed by Southridge Capital) shall receive shares of the Company’s newly created Series C Preferred Stock. Each share of Series C Preferred Stock shall be convertible into 1% of the total issued and outstanding shares of the Company’s Common Stock as determined at the earlier of: (i) the date of conversion of the Series C Preferred Stock; and (ii) eighteen (18) months following the Closing.

On February 11, 2021, the Company, Digital Age Business, Acquisition Sub, and the selling shareholders entered into the First Amendment to the February 10, 2021 Acquisition Agreement (the “Amendment”) for the purpose of allocating the Series B Preferred Stock to the selling shareholders without fractional shares, which resulted in changing the Certificate of Designation for the Series B Preferred Stock to reflect a total of 4,900 authorized shares of Series B Preferred Stock, and for the purpose of reflecting a total of 3,000 shares of Series B Preferred Stock to be issued to the selling shareholders upon closing, (and the opportunity for the selling shareholders to earn up to an additional 1,900 shares of Series B Preferred Stock upon reaching certain gross revenue benchmarks).

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Company deemed that the fair value of the consideration given was $0.013 per share based on the quoted trading price on the date of the closing amounting to $664,105 which is more clearly evident and more reliable measurement basis. Additionally, the Company recorded $821,739 of fair value from the embedded conversion options in the 3,000 Series B Convertible Preferred Stock and 20% probability of achieving the Additional Shares as derivative liability (see Note 7).

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.

The consideration paid by the Company as follows:

Equity instrument (3,000 Series B Convertible Preferred Stock)	$664,105
Embedded conversion options in the 3,000 Series B Convertible Preferred Stock and 20% probability of achieving the Additional Shares	821,739
Fair value of total consideration transferred	$1,485,844

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $60,287)	$1,597,389
Liabilities assumed (including loans payable of $2,304,438 and note payable- long term of $150,000)	(3,737,682)
Total identifiable net liabilities	(2,140,293)
Non-controlling interest in Aphrodite’s Marketing	-
Intangible assets (relating to form of employment contracts and Aphrodite name with estimated three-year life) (1)	725,867
Goodwill	2,900,270
Total	$1,485,844

Acquisition related cost (legal and audit fees included in professional and consulting expenses for the year ended December 31, 2021)	$54,360

(1) For the year ended December 31, 2021, amortization of intangible assets amounted to $214,592.

Additionally, on February 10, 2021, the Company recorded $110,640 of fair value from the embedded conversion options in the 5 Series C Convertible Preferred Stock issued to Southridge as commission fees related to the Acquisition Agreement (see Note 7). Accordingly, the Company recorded stock-based compensation of $110,640 during the year ended December 31, 2021.

GearBubble Tech, Inc.

Pursuant to the terms of the May 6, 2021 Binding Letter of Intent, on July 1, 2021 (“Closing”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GearBubble, Inc., a Nevada corporation, (“GearBubble”), pursuant to which the shareholders of GearBubble (the “Equity Recipients”) agreed to sell 100% of the issued and outstanding shares of GearBubble to a recently formed subsidiary of the Company known as GearBubble Tech, Inc., a Wyoming corporation (the “Merger Sub”) in exchange for $3,162,000 (the “Cash Purchase Price”), which shall be paid as follows: a) $2,000,000 (which was paid in cash at Closing), b) $1,162,000 to be paid in 15 equal installments, and c) 49,000 of the 100,000 authorized shares of the Merger Sub, such that upon the Closing, 51% of the Merger Sub shall be owned by the Company, and 49% of the Merger Sub shall be owned by the GearBubble Shareholders. Accordingly, the Company owns 51% of GearBubble Tech.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Under the terms of the Merger Agreement, the GearBubble Shareholders also have an opportunity to earn shares of the Company’s common stock (“BRGO Incentive Common Shares”) if certain revenue and net income benchmarks are met by Merger Sub in the three years following the Closing of the Acquisition Agreement.

The Merger Agreement requires that following the Closing of the Merger Agreement, Donald Wilson, the President and CEO of GearBubble, and certain other key employees of Acquisition Sub shall receive employment agreements from Acquisition Sub with respect to their continued employment (the “Employment Agreements”) which will allow such key employees to participate in any employee stock ownership plan (“ESOP”) as offered to other Company’s subsidiary employees from time to time) to make certain that current personnel operating the business of GearBubble shall remain in place for all departments of the business of GearBubble post-Closing of the Acquisition.

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

The consideration paid by the Company as follows:

Cash	$2,000,000
Promissory note	1,162,000
Fair value of total consideration transferred	$3,162,000

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $1,161,476)	$1,201,476
Equipment, net	4,412
Liabilities assumed	(458,628)
Total identifiable net assets	747,260
Non-controlling interest in GearBubble Tech	(366,157)
Goodwill	2,780,897
Total	$3,162,000

Acquisition related cost (legal and audit fees included in professional and consulting expenses for the year ended December 31, 2021)	$47,100

Note 14 - Income Taxes

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

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$1,761,274	$1,447,335
Deferred compensation	90,002	133,671
Deferred tax asset	1,851,277	1,581,006
Less valuation allowance	(1,851,277)	(1,581,006)

Deferred tax asset, net	$--	$--

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset.

A reconciliation of the income tax (benefit) provision for the years ended December 31, 2021 and 2020 to the income tax (benefit) provision recognized in the financial statements is as follows:

	December 31, 2021	December 31, 2020
U.S. statutory federal rate	21%	21%
State income tax rate, net of federal benefit	6%	6%
Change in valuation allowance	(27%)	(27%)

Effective tax rate	--	--

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 34% to a flat 21% effective January 1, 2018. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation. Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2021 and 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $270,271 in fiscal 2021. The potential tax benefit arising from the loss carryforward of approximately $4,474,000 accumulated through December 31, 2017 will expire in 2037 and the fiscal 2018, 2019, 2020 and 2021 net operating loss carryforward of approximately $2,300,340 may be carried forward indefinitely.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes or business changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2019, 2020 and 2021 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

Note 15 - Subsequent Events

Common Stock for Debt Conversion

From January 2022 through March 2022, the Company issued an aggregate of 1,314,342,897 shares of its common stock at an average contractual conversion price of approximately $0.001 as a result of the conversion of principal, accrued interest, conversion fees of $1,229,018 and incurred additional interest expense of $35,976 for a total of $1,264,995 underlying certain outstanding convertible notes converted during such period.

In February 2022, the Company issued an aggregate of 98,334,176 shares of its common stock at an average conversion price of approximately $0.002 as a result of the conversion of principal, accrued interest and conversion fees of $62,978 and incurred additional interest expense of $161,225 for a total of $224,203 underlying certain outstanding loans payable converted during such period. The 98,334,176 shares of common stock had a fair value of $224,203, or $0.002 per share, based on the quoted trading price on the date of grant.

Preferred Stock

Certificate of Designation of Series D 3% Convertible Preferred Stock

On January 4, 2022, the Company filed a Certificate of Designation for Series D Convertible Preferred Stock with the Wyoming Secretary of State, designating 2,500,000 shares of preferred stock as Series D Convertible Preferred Stock. In February 2022, the Company filed an Amended and Restated Certificate of Designation, Preference and Rights of the Series D Convertible Preferred Stock. The Company amended and cancelled the mandatory provision and also amended the fixed conversion price from $0.001 to $0.0008.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Designation. The Company has designated 2,500,000 shares of preferred stock as Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock has a par value of $0.00001 per share and a stated value of $1.00.

Dividends. Each share of Series D Convertible Preferred Stock is entitled to an annual dividend equal to 3% of the stated value which shall be cumulative, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an event of default, the dividend rate shall automatically increase to 18%.

Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary or upon any deemed liquidation event, after payment or provision for payment of debts and other liabilities of the Company and after payment or provision for ay liquidation preference payable to the holders of any preferred stock ranking senior upon liquidation to the Series D Preferred Stock, if any, but prior to any distribution or payment made to the holders of common stock or the holders of the preferred stock ranking junior upon liquidation to the Series D Preferred Stock, the holders will be entitled to be paid out of the assets of the Company available for distribution an amount equal to the stated value plus any accrued but unpaid dividends, default adjustment, if applicable, and any other fees.

Voting Rights. Except as set forth in the Certificate of Designation, the Series D Preferred Stock shall have no right to vote on any matters requiring shareholder approval or any matters on which the shareholders are permitted to vote. With respect to any voting rights of the Series D Preferred Stock, the Series D Preferred Stock shall vote as a class, each share of Series D Preferred Stock shall have one vote on any such matter, and any such approval may be given via a written consent in lieu of a meeting of the Series D Holders.

Conversion price. The conversion price (the “Conversion Price”) shall equal the fixed conversion price equal to $0.0008 (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). Notwithstanding anything contained herein to the contrary, in the event that, following the date of issuance of the Series D Preferred Stock, the Company consummates a financing of at least $7,500,000, in the aggregate, in one offering or a series of offerings (debt or equity or a combination), the Conversion Price shall be reset to the Variable Conversion Price. The "Variable Conversion Price" shall mean 65% multiplied by the market price (representing a discount rate of 35%). Market price means the average of the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

Between January 2022 and February 2022, the Company sold an aggregate of 855,000 shares of Series D Convertible Preferred Stock for total net proceeds of $815,000 after deducting legal and financing cost of $10,000 or approximately $0.96 per share. In connection with the issuance of these Series D Convertible Preferred Stock, the Company shall recognize deemed dividend upon issuance.