Form 10-Q
period 2022-03-31
Bergio International, Inc.
filed 2022-05-06
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 6, 2022 there were 2,772,430,332 shares outstanding of the registrant’s common stock.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$595,855	$1,093,195
Accounts receivable	18,639	26,323
Accounts receivable - related parties	64,101	25,001
Inventory	3,110,794	3,206,107
Prepaid expenses and other current asset	14,373	33,559

Total current assets	3,803,762	4,384,185

Property and equipment, net	79,859	90,416
Goodwill	5,681,167	5,681,167
Intangible assets, net	450,786	511,275
Operating lease right of use assets	77,545	101,090
Investment in unconsolidated affiliate	6,603	6,603
Total Assets	$10,099,722	$10,774,736

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued liabilities	$1,731,058	$2,091,811
Accounts payable and accrued liabilities - related party	8,645	-
Secured notes payable, net of debt discount	290,000	338,925
Notes payable - current portion	698,965	855,158
Convertible notes payable, net of debt discount	52,801	946,286
Loans payable and accrued interest	994,630	969,646
Subscription payable	70,000	-
Deferred compensation - CEO	346,163	346,163
Advances from CEO and accrued interest	50,763	145,347
Derivative liability - convertible debt	223,187	478,212
Derivative liability - acquisition	521,224	500,020
Operating lease liabilities - current	57,175	76,494
Total current liabilities	5,044,611	6,748,062

Long-term liabilities:
Notes payable - long-term	263,035	261,776
Operating lease liabilities - long-term	20,370	24,595
Total long term liabilities	283,405	286,371

Total Liabilities	5,328,016	7,034,433

Commitments and contingencies

Stockholders’ equity
Preferred stock 10,000,000 shares authorized Series A preferred stock - $0.001 par value, 75 shares authorized, 75 and 75 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and 3,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5,000,000 shares authorized, 5 and 5 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively ($100 per share liquidation value)	-	-
Convertible Series D preferred stock - $0.00001 par value, 2,500,000 shares authorized, 855,000 and none shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively ($1 per share liquidation value)	9	-
Common stock, $0.00001 par value; 9,000,000,000 shares authorized, 2,629,196,734 and 1,216,519,661 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	26,292	12,165
Common stock issuable (16,021,937 shares as of March 31, 2022 and December 31, 2021)	160	160
Treasury stock	-	103,700
Additional paid-in capital	22,654,987	18,634,146
Accumulated deficit	(16,859,545)	(14,452,396)
Total Bergio International, Inc. stockholders’ equity	5,821,903	4,297,775
Non-controlling interest in subsidiaries	(1,050,197)	(557,472)
Total Stockholders’ equity	4,771,706	3,740,303
Total Liabilities and Stockholders’ Equity	$10,099,722	$10,774,736

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Net revenues	$1,956,501	$1,149,314
Net revenues - related parties	139,050	-
Total net revenues	2,095,551	1,149,314

Cost of revenues	1,347,574	310,166
Gross profit	747,977	839,148

Operating expenses:
Selling and marketing expenses	620,267	557,954
Professional and consulting expenses	553,952	223,992
Compensation and related expenses	280,018	96,100
General and administrative expenses	257,697	247,106
Total operating expenses	1,711,934	1,125,152
Loss from operations	(963,957)	(286,004)

Other income (expenses)
Interest expense	(1,095,233)	(125,991)
Derivative expense	(16,900)	(125,367)
Amortization of debt discount and deferred financing cost	(317,840)	(159,002)
Loss from foreign currency transactions	(3,925)	-
Fraud loss caused by computer hackers	(19,400)	-
Change in fair value of derivative liabilities	177,216	(123,567)
Interest income	164	-
Other income	11,809	-
Gain from extinguishment of debt, net	149,755	342,309
Total other income (expense)	(1,114,354)	(191,618)
Loss before provision for income taxes	(2,078,311)	(477,622)
Provision for income taxes	-	-
Net loss	(2,078,311)	(477,622)
Losses attributable to non-controlling interest	492,725	76,268
Net loss attributable to Bergio International, Inc.	(1,585,586)	(401,354)
Deemed dividend	(815,000)	-
Net loss available to Bergio International, Inc. common stockholders	$(2,400,586)	$(401,354)
Net loss per common share - basic and diluted Basic and diluted	(0.00)	(0.00)
Weighted average common shares outstanding: Basic and diluted	2,006,794,582	138,209,329

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid In	Treasury	Accumulated	Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	(Deficit)

Balance, December 31, 2021	75	$-	3,000	$-	5	$-	-	$-	1,216,519,661	$12,165	16,021,937	$160	$18,634,146	$103,700	$(14,452,396)	$(557,472)	$3,740,303

Series D preferred stock issued for cash, net of offering cost	-	-	-	-	-	-	855,000	9	-	-	-	-	814,991	-	-	-	815,000

Deemed dividend upon issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	815,000	-	(815,000)	-	-

Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	1,412,677,073	14,127	-	-	2,271,529	-	-	-	2,285,656

Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	15,621	-	-	-	15,621

Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,563)	-	(6,563)

Cancellation of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	103,700	(103,700)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-			(1,585,586)	(492,725)	(2,078,311)

Balance, March 31, 2022	75	$-	3,000	$-	5	$-	855,000	$9	2,629,196,734	$26,292	16,021,937	$160	$22,654,987	$-	$(16,859,545)	$(1,050,197)	$4,771,706

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid In	Treasury	Accumulated	Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	(Deficit)

Balance, December 31, 2020	51	$-	-	$-	-	$-	-	$-	90,823,799	$908	-	$-	$11,532,849	$103,700	$(11,808,505)	$-	(171,048)

Common stock issued for cash	-	-	-	-	-	-	-	-	33,403,000	334	-	-	233,486	-	-	-	233,820

Issuance of common stock for debt conversion	-	-	-	-	-	-	-	-	46,056,319	460	-	-	164,392	-	-	-	164,852

Value of preferred stock at issuance associated with the acquisition of Aphrodite’s Marketing	-	-	3,000	-	5	-	5	-	-	-	-	-	664,105	-	-	-	664,105

Common stock warrants granted in connection with the issuance of convertible notes	-	-	-	-	-	-	-	-			-	-	687,500	-	-	-	687,500

Proceeds from grants	-	-	-	-	-	-	-	-	-	-	-	-	5,000	-	-	-	5,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(401,354)	(76,268)	(477,622)

Balance, March 31, 2021	51	$-	3,000	$-	5	$-	5	$-	170,283,118	$1,702	-	$-	$13,287,332	$103,700	$(12,209,859)	$(76,268)	$1,106,607

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Bergio International, Inc.	$(1,585,586)	$(401,354)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest in subsidiaries	(492,725)	(76,268)
Amortization expense	60,489	33,125
Depreciation expense	10,557	24,415
Stock-based compensation	15,621	-
Amortization of debt discount and deferred financing costs	317,840	159,002
Derivative expense	16,900	125,366
Change in fair value of derivative liabilities	(177,216)	128,367
Gain from extinguishment of debt	(149,755)	(342,309)
Non-cash interest upon conversion of debt	1,025,660	-
Amortization of right of use assets	(23,545)	-
Change in operating assets and liabilities:
Accounts receivable	(31,416)	(19,551)
Inventory	95,313	(42,010)
Prepaid expenses and other current assets	19,186	121,163
Accounts payable and accrued liabilities	(266,140)	1,246
Operating lease obligations	23,544	-
Subscription payable	70,000	-
Deferred compensation - CEO	-	37,500

NET CASH USED IN OPERATING ACTIVITIES	(1,071,273)	(251,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(40,169)

NET CASH USED IN INVESTING ACTIVITIES	-	(40,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	244,203
Proceeds from sale of preferred stock, net of offering cost	815,000	-
Proceeds from loans payable	381,600	18,291
Proceeds from convertible notes, net of debt issuance cost	76,250	1,515,500
Repayment on convertible debt	-	(30,000)
Repayment on note payable	(154,934)	-
Repayment on loans payable	(336,553)	(120,000)
Repayment on debt	-	(567,403)
Repayment on secured notes payable	(110,000)	-
Advance from (payments to) Chief Executive Officer, net	(97,430)	(8,192)

NET CASH PROVIDED BY FINANCING ACTIVITIES	573,933	1,052,399
NET CHANGE IN CASH AND CASH EQUIVALENTS:	(497,340)	760,922
CASH AND CASH EQUIVALENTS - beginning of period	1,093,195	70,081
CASH AND CASH EQUIVALENTS - end of period	$595,855	$831,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$6,000
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt, loans payable, and accrued interest	$1,259,996	$163,727
Deemed dividend upon issuance of Series D preferred stock	$815,000	$-
Initial derivative liability recorded in connection with convertible notes payable	$76,250	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

On February 10, 2021, the Company entered into an Acquisition Agreement (“Acquisition Agreement”) with Digital Age Business, Inc., a Florida corporation, (“Digital Age Business”), pursuant to which the shareholders of Digital Age Business agreed to sell all of the assets and liabilities of its Aphrodite’s business to a subsidiary of the Company known as Aphrodite’s Marketing, Inc. (“Aphrodite’s Marketing”), a Wyoming corporation in exchange for Series B Preferred Stock of the Company. The Company owns 51% of Aphrodite’s Marketing.

On July 1, 2021 (“Closing”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GearBubble, Inc., a Nevada corporation, (“GearBubble”), pursuant to which the shareholders of GearBubble (the “Equity Recipients”) agreed to sell 100% of the issued and outstanding shares of GearBubble to a subsidiary of the Company known as GearBubble Tech, Inc. (“GearBubble Tech”), a Wyoming corporation in exchange for $3,162,000 (the “Cash Purchase Price”), which shall be paid as follows: a) $2,000,000 (which was paid in cash at Closing), b) $1,162,000 to be paid in 15 equal installments, and c) 49,000 of the 100,000 authorized shares of the Merger Sub, such that upon the Closing, 51% of the Merger Sub shall be owned by the Company, and 49% of the Merger Sub shall be owned by the GearBubble Shareholders. The Company owns 51% of GearBubble Tech.

On March 24, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation. The amendment reflected the increase in the authorized shares of common stock from 1,000,000,000 shares to 3,000,000,000 shares. On July 9, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation. The amendment reflected the increase in the authorized shares of common stock from 3,000,000,000 shares to 6,000,000,000 shares.  On April 28, 2022, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 6,000,000,000 shares to 9,000,000,000 shares.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of March 31, 2022. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and footnotes thereto included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022 (the “Annual Report”). The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of March 31, 2022, the Company recorded a non-controlling interest balance of $(1,050,197) in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying unaudited condensed consolidated balance sheet and losses attributable to non-controlling interest of $492,725 and $76,268 during the three months ended March 31, 2022 and 2021, respectively as reflected in the accompanying unaudited condensed consolidated statements of operations.

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Bergio International, Inc. and cash used in operations of $1,585,586 and $1,071,273, respectively, for the three months ended March 31, 2022.  Additionally, the Company had an accumulated deficit of approximately $16,900,000 at March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations. Between January 2022 and March 2022, the Company has received net proceeds of $815,000 from the sale of Series D convertible preferred stock.

The Company has increased its online presence and provide for the expansion of the Company’s branded product lines through the Company’s majority owned subsidiaries, Aphrodite Marketing and GearBubble Tech of which the Company owns 51%, will greatly enhance the Company’s online presence and provide the opportunity for future growth. However, there can be no assurance that this venture will be successful or that the Company can raise the required capital to fund this operation.

These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly-owned and majority owned subsidiaries as of March 31, 2022. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2022 and 2021 include the estimates of useful lives of property and equipment and intangible assets, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the fair value of warrants issued with debt, the valuation allowance on deferred tax assets, and stock-based compensation.

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
MARCH 31, 2022 AND 2021
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

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $620,267 and $557,954 for the three months ended March 31, 2022 and 2021, are included in selling and marketing expenses on the unaudited condensed statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in selling and marketing expenses as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relates to the presentation of selling and marketing expenses, professional and consulting expenses, compensation and related expenses, and interest expense, separately on the unaudited condensed consolidated statements of operation previously included in the selling, general and administrative expenses, and the presentation of accounts receivable – related party separately on the consolidated balance sheets previously included in accounts receivable.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at March 31, 2022:

	March 31, 2022			December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$—	$—	$744,411	$—	$—	$978,232

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at March 31, 2022 and December 31, 2021. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At March 31, 2022 and December 31, 2021, the Company had cash in excess of FDIC limits of approximately $37,000, and $380,000, respectively.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $0 for both periods.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Inventory

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale. Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the three months ended March 31, 2022 and 2021.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Concentration Risk

Concentration of Revenues

For the three months ended March 31, 2022 and 2021, no customer accounted for over 10% of total revenues.

Concentration of Purchases

The Company purchased approximately 44% of its finished products from three vendors (15%, 19% and 10%) during the three months ended March 31, 2022.

Concentration of Accounts Receivable

As of March 31, 2022, total accounts receivable amounted to $82,740 and three customers represented 94% (30% - related party customer, 47% - related party customer, and 17% - unrelated party customer) of this balance. As of December 31, 2021, total accounts receivable amounted to $51,324 and two customers represented 75% (48% - related party customer and 27% - unrelated party customer) of this balance.

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

Note 4 - Property and Equipment

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021

Leasehold improvements	$391,722	$391,722
Office and computer equipment	581,352	581,352
Selling equipment	8,354	8,354
Furniture and fixtures	20,511	20,511

Total at cost	1,001,939	1,001,939
Less: Accumulated depreciation	(922,080)	(911,523)

	$79,859	$90,416

Depreciation expense for the three months ended March 31, 2022 and 2021 was $10,557 and $24,415, respectively.

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

At March 31, 2021, there were 1,032,197,126 shares issuable upon the exercise of warrants and conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

The potentially dilutive common stock equivalents as of March 31, 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

March 31, 2022
(Unaudited)
Common Stock Equivalents:
Stock Warrants	798,241,666
Convertible Preferred Stock	2,630,218,857
Convertible Notes	268,814,519
Total	3,697,275,042

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 6 - Convertible Notes Payable

As of March 31, 2022 and December 31, 2021, convertible notes payable consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Principal amount	$188,750	$1,259,000
Less: unamortized debt discount	(135,949)	(312,714)
Convertible notes payable, net	$52,801	$946,286

Power Up Lending Group

On July 20, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Power Up Lending Group. The principal and accrued interest was payable on or before July 20, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $55,000, with accrued interest of $3,954 at December 31, 2021. During the three months ended March 31, 2022, principal of $55,000 and $2,200 of accrued interest were fully converted into 65,000,000 shares of common stock. The outstanding principal and accrued interest balance at March 31, 2022 was $0.

On July 28, 2021, the Company entered into an 8% convertible note in the amount of $48,750 less legal and financing costs of $3,750 for net proceeds of $45,000 with Power Up Lending Group. The principal and accrued interest was payable on or before July 28, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $48,750, with accrued interest of $2,351 at December 31, 2021. During the three months ended March 31, 2022, principal of $48,750 and $1,950 of accrued interest were fully converted into 66,710,526 shares of common stock. The outstanding principal and accrued interest balance at March 31, 2022 was $0.

On September 14, 2021, the Company entered into an 8% convertible note in the amount of $78,750 less legal and financing costs of $3,750 for net proceeds of $75,000 with Power Up Lending Group. The principal and accrued interest was payable on or before September 14, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $78,750, with accrued interest of $2,140 at December 31, 2021. During the three months ended March 31, 2022, principal of $78,750 and $3,150 of accrued interest were fully converted into 124,478,952 shares of common stock. The outstanding principal and accrued interest balance at March 31, 2022 was $0.

On October 4, 2021, the Company entered into an 8% convertible note in the amount of $53,750 less legal and financing costs of $3,750 for net proceeds of $50,000 with Power Up Lending Group. The principal and accrued interest is payable on or before October 4, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $53,750, with accrued interest of $1,037 at December 31, 2021. There were no conversions during the three months ended March 31, 2022. The outstanding balance at March 31, 2022 was $53,750, with accrued interest of $2,097.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Sixth Street Lending, LLC

On November 8, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Sixth Street Lending, LLL. The principal and accrued interest is payable on or before November 8, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $55,000, with accrued interest of $639 at December 31, 2021. There were no conversions during the three months ended March 31, 2022. The outstanding balance at March 31, 2022 was $55,000, with accrued interest of $1,724.

On March 8, 2022, the Company entered into an 8% convertible note in the amount of $80,000 less legal and financing costs of $3,750 for net proceeds of $76,250 with Sixth Street Lending, LLC. The principal and accrued interest is payable on or before March 8, 2023. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 10 trading day trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the three months ended March 31, 2022. The outstanding balance at March 31, 2022 was $80,000, with accrued interest of $403.

Trillium Partners LLP, 3a Capital Establishment, JP Carey Limited Partners, LP, and JP Carey Enterprises, Inc.

On February 11, 2021, the Company entered into 10% convertible notes totaling $1,512,500 less legal and financing costs of $137,500 for net proceeds of $1,375,000. The principal and accrued interest was payable on or before February 11, 2022. The notes may not be prepaid except under certain conditions. The Company shall pay interest on a quarterly basis in arrears in cash to the Holder commencing on March 1, 2021 and continuing thereafter on each quarterly anniversary of such date until the Obligations have been satisfied in full, on the aggregate then outstanding principal amount of these notes at the rate of ten percent (10%) per annum. Any amount of principal or interest on these notes which were not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same were paid. At the option of the holders, but not before 180 days from the date of issuance, the holders may elect to convert all or part of the convertible into the Company’s common stock. The conversion price in effect on any Conversion Date was equal to $0.0015. Additionally, the Company granted an aggregate of 756,250,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of these convertible notes. The warrants have a term of 5 years from the date of grant and exercisable at an exercise price of $0.002. The Company accounted for the warrants issued with these convertible notes by using the relative fair value method. The total debt discount consisted of beneficial conversion feature of $687,500 and relative fair value of the warrants of $687,500 using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.013 based on the closing price of common stock at date of grant, exercise price of $0.002, dividend yield of zero, expected term of 5.00, a risk-free rate of 0.46%, and expected volatility of 424%. During the year ended December 31, 2021, principal of $544,750, accrued interest of $39,342 and conversion fees of $4,050 were fully converted into 407,365,253, shares of common stock. The outstanding balance at December 31, 2021 was $967,750 with accrued interest of $60,459 at December 31, 2021.

In January 2022, the Company entered into Amendment to the Convertible Promissory Notes Agreements (the “Amendment”) with these lenders whereby the conversion prices of the convertible notes were reduced from $0.0015 to $0.001. Consequently, the Company recorded interest expense of $806,458 from the reduction of the conversion prices during the three months ended March 31, 2022.

During the three months ended March 31, 2022, principal of $967,750, accrued interest of $55,469 and conversion fees of $16,000 were fully converted into a total of 1,058,153,419 shares of common stock and incurred additional interest expense of $35,976 from such conversion. The outstanding principal and accrued interest balance at March 31, 2022 was $0.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Amortization of debt discounts and financing cost

For the three months ended March 31, 2022 and 2021, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $256,765 and $159,002, respectively, which has been amortized to interest expense on the accompanying unaudited condensed consolidated statements of operations.

Note 7 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock are recorded as a liability and are revalued at fair value at each reporting date. As of March 31, 2022 and December 31, 2021, total derivative liabilities amounted $744,411 (consist of derivative liability from convertible debt of $223,187 and derivative liability related to acquisitions of GearBubble and Aphrodite’s Marketing $521,224) and $978,232 (consist of derivative liability from convertible debt of $478,212 and derivative liability related to acquisitions of GearBubble and Aphrodite’s Marketing $500,020), respectively.

The following is a roll forward for the three months ended March 31, 2022 and for the year ended December 31, 2021 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments

Balance at December 31, 2020	$201,430
Initial valuation of derivative liabilities included in debt discount	515,000
Initial valuation of derivative liabilities related to issuance of Series B and C Preferred Stock	932,378
Initial valuation of derivative liabilities included in derivative expense	354,904
Reclassification of derivative liabilities to gain from extinguishment of debt	(631,052)
Change in fair value of derivative liabilities	(394,428)
Balance at December 31, 2021	978,232
Initial valuation of derivative liabilities included in debt discount	76,250
Initial valuation of derivative liabilities included in derivative expense	16,900
Reclassification of derivative liabilities to gain from extinguishment of debt	(149,755)
Change in fair value of derivative liabilities	(177,216)
Balance at March 31, 2022	$744,411

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at March 31, 2022 and December 31, 2021 was $0.001 and $0.002, respectively. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at March 31, 2022 are indicated in the table that follows. The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

	Initial Valuations (on new derivative instruments entered into during the three months ended March 31, 2022)	March 31, 2022
Volatility	171% to 219%	171%
Expected Remaining Term (in years)	0.36 to 0.94	0.36 to 0.94
Risk Free Interest Rate	0.52 to 1.63%	0.52 to 1.63%
Expected dividend yield	None	None

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 8 - Loans Payable

Loans payable consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Loans principal amount	$882,612	$877,316
Accrued interest	112,018	92,330
Loans payable	$994,630	$969,646

Trillium Partners LP

On June 16, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $12,500. The loan and accrued interest was due on December 31, 2020. Interest accrued at the rate of 10% per annum. The outstanding balances at December 31, 2021 was $12,500 with accrued interest of $1,928. In February 2022, principal of $12,500, accrued interest of $2,068, and conversion fees of $2,800 were converted into 21,710,613 shares of common stock. During the three months ended March 31, 2022, the Company incurred additional interest expense of $31,024 from such conversion into common stock. As of March 31, 2022, the principal balance and accrued interest is $0.

On September 14, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $12,250. The loan and accrued interest was due on March 14, 2021. Interest accrued at the rate of 10% per annum. The outstanding balances at December 31, 2021was $12,250 with accrued interest of $1,225. In February 2022, principal of $12,250, accrued interest of $1,639, and conversion fees of $1,800 were converted into 39,222,875 shares of common stock. During the three months ended March 31, 2022, the Company incurred additional interest expense of $68,755 from such conversion into common stock. As of March 31, 2022, the principal balance and accrued interest is $0.

On September 18, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $15,000. The loan and accrued interest was due on March 18, 2021. Interest accrues at the rate of 10% per annum. The outstanding balances at December 31, 2021 and 2020 were $15,000 for both periods, with accrued interest of $1,927 and $378 at December 31, 2021 and 2020, respectively. In February 2022, principal of $15,000, accrued interest of $3,520, and conversion fees of $1,400 were converted into 37,400,688 shares of common stock. During the three months ended March 31, 2022, the Company incurred additional interest expense of $61,445 from such conversion into common stock. As of March 31, 2022, the principal balance and accrued interest is $0.

Clear Finance Technology Corporation (“Clearbanc”)

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Clearbanc, an e-commerce platform provider. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $227,517 with Clearbanc. During the year ended December 31, 2021, the Company has received $526,620 and repaid back $577,507 related to this capital advance agreement. The loan or advance is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $200,930 including accrued interest of $24,300. During the three months ended March 31, 2022, the Company has received $185,500 and repaid back $163,151 related to this capital advance agreement. As of March 31, 2022, the outstanding balance is $223,279.

Shopify

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Shopify, an e-commerce platform provider with a remittance rate of 7%. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $359,774 with Shopify. During the year ended December 31, 2021, the Company has received $133,202 and repaid back $472,384 related to this capital advance agreement. The loan or advance is non-interest bearing, due on demand and are secured by all of the assets of Aphrodite’s Marketing. As of December 31, 2021, the outstanding balance is $30,592 including accrued interest of $10,000. During the three months ended March 31, 2022, the Company has received $196,100 and repaid back $69,791 related to this capital advance agreement. As of March 31, 2022, the outstanding balance is $156,902.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $75,500 with Jonathan Foltz. During the year ended December 31, 2021, the Company has received $31,636 and repaid back $25,000 related to this loan. The loan is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $82,136. During the three months ended March 31, 2022, the Company has repaid back $1,611 related to this loan. Additionally, during the three months ended March 31, 2022, Nationwide (see below) has assumed $65,513 of this loan. As of March 31, 2022, the outstanding balance is $15,012.

Digital Age Business

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. Jonathan Foltz is the President and CEO of Digital Age Business. The loan is non-interest bearing and due on demand. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $113,500 with Digital Age Business. During the year ended December 31, 2021, the Company repaid back $71,013 related to this loan. As of December 31, 2021, the outstanding balance is $42,487. During the three months ended March 31, 2022, the Company has repaid back $2,000 related to this loan. Additionally, during the three months ended March 31, 2022, Nationwide (see below) has assumed $40,487 of this loan. As of March 31, 2022, the outstanding balance is $0.

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $545,720 with Nationwide. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. During the year ended December 31, 2021, the Company repaid back $30,000 related to this loan. As of December 31, 2021, the outstanding balance is $573,750 including accrued interest of $58,030. During the three months ended March 31, 2022, the Company has repaid back $100,000 related to this loan. Additionally, during the three months ended March 31, 2022, Nationwide has assumed a total of $106,000 of loans related to Digital Age Business and Jonathan Foltz (see above). As of March 31, 2022, the outstanding balance is $599,437 including accrued interest of $77,718.

Note 9 – Notes Payable

Unsecured Notes Payable

Notes payable is summarized below:

	March 31, 2022	December 31, 2021
	(Unaudited)
Principal amount	$962,000	$1,116,934
Less: current portion	(698,965)	(855,158)
Notes payable - long term portion	$263,035	$261,776

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2022	$697,200
Year ended December 31, 2023	15,492
Year ended December 31, 2024	15,492
Year ended December 31, 2025	15,492
Year ended December 31, 2026 and thereafter	218,324
Total principal payments	$962,000

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but was extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at December 31, 2021 was $114,800 with accrued interest of $6,564. The outstanding balances at March 31, 2022 was $114,800 with accrued interest of $7,706.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $150,000 related to this SBA Loan. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. The outstanding balance at December 31, 2021 was $150,000 with accrued interest of $8,577. The outstanding balance at March 31, 2022 was $150,000 with accrued interest of $10,069.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble and is payable to Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. Between October 2021 and November 2021, the Company paid a total of $309,867 towards this promissory note. The outstanding balance at December 31, 2021 was $852,133. During the three months ended March 31, 2022, the Company has repaid back $154,933 related to promissory note. As of March 31, 2022, the outstanding balance is $697,200. The Company negotiated with Mr. Donald Wilson to defer the installment payments in the future.

Secured Notes Payable

Secured notes payable consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Principal amount	$290,000	$400,000
Less: unamortized debt discount	(- )	(61,075)
Secured notes payable, net	$290,000	$338,925

Trillium Partners LLP and JP Carey Limited Partners, LP

On October 27, 2021, the Company, together with its majority owned subsidiaries, Aphrodite Marketing and GearBubble Tech (collectively the “Borrower”), entered into two Secured Advance Agreements (the “Secured Advance Agreements”) with J.P. Carey Limited Partners L.P. and Trillium Partners L.P. (the “Lenders”). The advances will be issued through separate promissory notes subject to all terms and conditions as defined in the Secured Advance Agreements. Such advances ae secured by a security interest in the Borrower’s existing and future assets (as specifically defined in the Secured Advance Agreements), including all rights to received payments (including credit card payments) from the sale of goods or services, inventory, property and equipment, and general intangibles. If any payments in the promissory notes are not timely paid, it shall be considered an event of default and the Borrower shall pay a late fee of 5% of the late payment. Accordingly, the Company entered into Secured Promissory Notes (the “Secured Notes”) in an aggregate amount of $590,000 less legal and financing costs of $5,000 and original issue discount of $90,000 for net proceeds of $495,000. The Secured Notes were due on February 4, 2022.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

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

During the year ended December 31, 2021, the Company repaid back $190,000 resulting to a remaining balance of $400,000 as of December 31, 2021. For the years ended December 31, 2021, amortization of debt discounts related to all the secured promissory notes above amounted to $196,312. During the three months ended March 31, 2022, the Company repaid back $110,000 resulting to a remaining balance of $290,000 as of March 31, 2022. During the three months ended March 31, 2022, fully amortized the remaining debt discount of 61,075 which has been amortized to interest expense on the accompanying unaudited condensed consolidated statements of operations. The Company recorded accrued default interest of $14,611 as of March 31, 2022.

In April 2022, the Company fully paid the remaining balance of $290,000 to the Lenders.

Note 10 - Related Party Transactions

Advances from Chief Executive Officer and Accrued Interest

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At March 31, 2022 and December 31, 2021, $50,763 and $145,347 was due to such officer, respectively, which primarily consisted of accrued interest. Interest expense is accrued at an average annual market rate of interest which is 3.37% and 3.25% at March 31, 2022 and December 31, 2021, respectively. Interest expense incurred was $13,156 for the year ended December 31, 2021. Interest expense incurred was $2,845 for the three months ended March 31, 2022. Accrued interest was $50,763 and $145,347 at March 31, 2022 and December 31, 2021, respectively. No terms for repayment have been established.

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

At December 31, 2021, deferred compensation due to CEO amounted to $346,163 and advances from CEO amounted $145,347 and at March 31, 2022, deferred compensation due to CEO amounted to $346,163 and advances from CEO amounted $50,763 were classified as current portion as reflected in the unaudited condensed consolidated balance sheets.

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (“Amended Employment Agreement”) with the CEO of the Company, Berge Abajian (the “Executive”). The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 500,000,000 shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which has not been filed with the Securities and Exchange Commission (“SEC”). As of March 31, 2022, the Company has not met the prerequisite related to the effectiveness of an S-8 Registration Statement. As such the Company deemed that these shares have not been legally issued and the measurement date has not been met and therefore will be recognized until an S-8 Registration Statement becomes effective.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Consulting Fees

The Company incurred consulting fees of $26,105 to an affiliated company owned by Mr. Donald Wilson during the three months ended March 31, 2022. Mr. Donald Wilson is one of the majority owners of the 49% of GearBubble Tech.

Loans Payable

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business (see Note 8). Jonathan Foltz is one of the majority owners of the 49% in Acquisition Sub, Aphrodite’s Marketing (see Note 13). As of March 31, 2022 and December 31, 2021, the outstanding balance is $15,012 and $82,136 respectively.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz (see Note 8). As of March 31, 2022 and December 31, 2021, the outstanding balance is $599,437 and $573,750, respectively.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. Jonathan Foltz is the President and CEO of Digital Age Business (see Note 8). As of March 31, 2022 and December 31, 2021, the outstanding balance is $0 and $42,487, respectively.

Revenues and Accounts Receivable

During the three months ended March 31, 2022, the Company generated revenues of $89,100 from an affiliated company owned by Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. As of March 31, 2022, accounts receivable to this affiliated company amounted $39,100.

During the three months ended March 31, 2022, the Company generated revenues of $49,950 from an affiliated company owned by the brother of the CEO of the Company. As of March 31, 2022, accounts receivable to this affiliated company amounted $25,000.

Note 11 – Commitments and Contingencies

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

As of March 31, 2022 and December 31, 2021, the 16,021,937 shares of common stock were not issued and has been recognized as common stock issuable. The Company valued this common stock issuable at the fair value of $62,486 or $0.0039 per common share based on the quoted trading price on the date of grant to be expensed over the term of the Agreement. During the three months ended March 31, 2022, the Company recognized stock-based compensation of $15,621. The remaining balance of $39,054 shall be expensed during the remainder of year 2022.

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

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into an approximate three-year lease agreement on October 1, 2019, for its office facilities starting with a monthly base rent of $6,582. The base rent is subject to an annual increase as defined in the lease agreement. The Company recorded right-of-use assets and operating lease liabilities of $122,946 related to this lease agreement. The Company used incremental borrowing rate of 8% during year 2021. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2022:

2022	$56,192
2023	19,700
2024	6,660
Total minimum lease payments	82,552
Less amounts representing interest	(5,007)
Present value of net minimum lease payments	77,545
Less current portion	(57,175)
Long-term capital lease obligation	$20,370

Amended Employment Agreement

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement with the CEO of the Company, Berge Abajian. The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 500,000,000 shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which has not been filed with the SEC. As of March 31, 2022, the Company has not met the prerequisite related to the effectiveness of an S-8 Registration Statement. As such the Company deemed that these shares have not been legally issued and the measurement date has not been met and therefore will be recognized until an S-8 Registration Statement becomes effective.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

Conversion. The Series A Preferred stock in non-convertible.

As of March 31, 2022 and December 31, 2021, there were 75 shares of Series A Preferred Stock issued and outstanding. The Company’s CEO owns 75 shares of shares of the Series A Preferred Stock.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

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

As of March 31, 2022 and December 31, 2021, there were 3,000 shares of Series B Convertible Preferred Stock issued and outstanding.

Certificate of Designation of Series C 2% Convertible Preferred Stock

On February 10, 2021, the Company filed a Certificate of Designation for Series C Convertible Preferred Stock with the Wyoming Secretary of State, which designated 5 shares of preferred stock as Series C Convertible Preferred Stock. In April 2022, the Company increased the designation to 5,000,000 authorized shares upon filing an Amended and Restated Certificate of Designation, Preference and Rights of the Series C Convertible Preferred.

Designation. The Company has designated 5 shares of preferred stock as Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock has a par value of $0.00001 per share and a stated value of $100.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

Conversion at Option of Holder. Each share of Series C Preferred Stock was convertible into 1% of the total issued and outstanding shares of the Company’s Common Stock (as determined at the earlier of (i) the date of Conversion of the Series C Preferred Stock; and (ii) eighteen (18) months following February 8, 2021) (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series C Preferred Stock, except that such conversion will automatically be adjusted so that the Holder’s total beneficial ownership does not exceed greater than 9.99% of the issued and outstanding shares of the Company’s Common Stock. In April 2022, the Company filed an Amended and Restated Certificate of Designation, Preference and Rights of the Series C Convertible Preferred Stock whereby the conversion term was amended to:

(a) Conversion at Option of holder. Each share of Series C Preferred Stock shall be convertible into 10,670 shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series C Preferred Stock; provided that, for period of twenty for (24) months from the Issuance Date, if the Company issues shares of common stock, including common stock as the result of the purchase, exercise, or conversion of outstanding derivative or convertible securities (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than one billion sixty-six million nine hundred six thousand (1,066,906,000) shares (inclusive of conversions of Series C Preferred Stock at the Conversion Ratio immediately above), then the  Conversion Ratio for the Series C Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall equal to the sum of the currently issued and outstanding shares plus the Dilution Shares. A Ho1der shall affect a conversion by surrendering to the Company the original certificate or certificates representing the ·Shares of series C Preferred Stock to be converted to the Company, together with a completed form of conversion notice (the “Conversion Notice”). Each Conversion Notice shall specify the number of shares of Series C Preferred Stock to be converted, the date on which such conversion is to be affected, which date may not be prior to the Date the Holder delivers such Conversion Notice (the “Conversion Date”), and the Conversion Price determined. If no Conversion Date is specified in a Conversion Notice, the Conversion Date shall be the date that the Conversion Notice is delivered and each Conversion Notice, once given, shall be irrevocable.

As of March 31, 2022 and December 31, 2021, there were 5 shares of Series C Convertible Preferred Stock issued and outstanding.

On April 18, 2022, the Company received a notice of conversion from the holder of the 5 shares of Series C Convertible Preferred Stock converting into 135,896,517 shares of the Company’s common stock.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Certificate of Designation of Series D 3% Convertible Preferred Stock

On January 4, 2022, the Company filed a Certificate of Designation for Series D Convertible Preferred Stock with the Wyoming Secretary of State, designating 2,500,000 shares of preferred stock as Series D Convertible Preferred Stock. In February 2022, the Company filed an Amended and Restated Certificate of Designation, Preference and Rights of the Series D Convertible Preferred Stock. The Company amended and cancelled the mandatory provision and also amended the fixed conversion price from $0.001 to $0.0008. In April 2022, the Company filed another Amended and Restated Certificate of Designation, Preference and Rights of the Series D Convertible Preferred Stock whereby the Company amended the fixed conversion price from $0.0008 to $0.0005.

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

Conversion price. The effective conversion price (the “Conversion Price”) shall equal the fixed conversion price equal to $0.0005 (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). Notwithstanding anything contained herein to the contrary, in the event that, following the date of issuance of the Series D Preferred Stock, the Company consummates a financing of at least $7,500,000, in the aggregate, in one offering or a series of offerings (debt or equity or a combination), the Conversion Price shall be reset to the Variable Conversion Price. The “Variable Conversion Price” shall mean 65% multiplied by the market price (representing a discount rate of 35%). Market price means the average of the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

Between January 2022 and February 2022, the Company sold an aggregate of 855,000 shares of Series D Convertible Preferred Stock for total net proceeds of $815,000 after deducting legal and financing cost of $10,000 or approximately $0.96 per share. In connection with the issuance of these Series D Convertible Preferred Stock, the Company recognize deemed dividend of $815,000 upon issuance.

Accrued Dividends on Preferred Stock

As of March 31, 2022 and December 31, 2021, accrued dividends related to the Series B, C, and D Convertible Preferred Stock amounted $11,898 and $5,335, respectively.

Common Stock Issued and Issuable

On March 24, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation. The amendment reflected the increase in the authorized shares of common stock from 1,000,000,000 shares to 3,000,000,000 shares. On July 9, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation. The Amendment reflected the increase in the authorized shares of common stock from 3,000,000,000 shares to 6,000,000,000 shares. On April 28, 2022, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 6,000,000,000 shares to 9,000,000,000 shares.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Common Stock for Debt Conversion

From January 2022 through March 2022, the Company issued an aggregate of 1,314,342,897 shares of its common stock at an average contractual conversion price of approximately $0.001 as a result of the conversion of principal, accrued interest, conversion fees of $1,229,018 and incurred additional interest expense of $842,435 for a total of $2,071,453 underlying certain outstanding convertible notes converted during such period.

In February 2022, the Company issued an aggregate of 98,334,176 shares of its common stock at an average conversion price of approximately $0.002 as a result of the conversion of principal, accrued interest and conversion fees of $52,978 and incurred additional interest expense of $161,225 for a total of $214,203 underlying certain outstanding loans payable converted during such period. The 98,334,176 shares of common stock had a fair value of $214,203, or $0.002 per share, based on the quoted trading price on the date of grant.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	325,000	$0.50	4.84
Granted	797,916,666	0.002	-
Balance at December 31, 2021	798,241,666	$0.002	4.26
Granted	-	$-	-
Balance at March 31, 2022	798,241,666	$0.002	4.01
Warrants exercisable at March 31, 2022	798,241,666	$0.002	4.01

At March 31, 2022, the aggregate intrinsic value of warrants outstanding was $0.

In February 2021, the Company granted an aggregate of 756,250,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of certain convertible notes in February 2021. The warrants have a term of 5 years from the date of grant and exercisable at an exercise price of $0.002 subject to adjustment such as stock dividends, stock splits, and dilutive issuances. These warrants contain a provision for cashless exercise as defined in the warrant agreement.

In October 2021, the Company granted an aggregate of 41,666,666 warrant to purchase shares of the Company’s common stock in connection with the issuance of secured promissory notes in October 2021. The warrants have a term of 7 years from the date of grant and exercisable at an exercise price of $0.006 subject to adjustment under the anti-dilution provision. These warrants contain a provision for cashless exercise as defined in the warrant agreement.

Note 13 – Business Acquisitions

Aphrodite’s Marketing, Inc.

On February 10, 2021, the Company entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, pursuant to which the shareholders of Digital Age Business agreed to sell all of the assets and liabilities of its Aphrodite’s business to a subsidiary of the Company known as Aphrodite’s Marketing, Inc. (“Acquisition Sub”), a Wyoming corporation in exchange for 3,000 Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing.

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

MARCH 31, 2022 AND 2021

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

As further consideration for the acquisition, under the Acquisition Agreement, the Company agreed to provide Acquisition Sub with certain financing, as follows (a) upon the signing of the Letter of Intent that preceded this Acquisition Agreement, the Company provided loans to Jonathan Foltz for the benefit of Aphrodites.com in the amounts of $50,000 on January 22, 2021, $35,000 on January 27, 2021, and $50,000 on February 5, 2021, which were used to pay some of the most pressing of Aphrodite’s Liabilities as evidenced by the three promissory notes set forth (b) and upon the signing of this Acquisition Agreement, the Company or its investors will provide equity financing of $615,000 for the benefit of Acquisition Sub, (for which the Company shall enter into a certain Securities Purchase Agreement, Convertible Promissory Note, Warrant, Guaranty, Security Agreement and Registration Rights Agreement (together, the “BRGO Transaction Documents”), (the “Initial Financing”) which will be used to pay for (i) partial extinguishing the Assumed Liabilities set forth in the Acquisition Agreement and (ii) expenses in connection with the acquisition and the audit of Acquisition Sub;  (c) and following the closing of the acquisition, the Company will facilitate a second equity financing for the benefit of the Acquisition Sub in the amount of an additional $750,000, which shall take place following the effective date of the Company’s new S-1 Registration Statement (the “Second Financing”), and such funds shall be utilized, in part, to pay for (i) extinguishing the Assumed Liabilities, and (ii) the expenses incurred in connection with the acquisition and the audit of Acquisition Sub and (d) following the closing, the Company will raise an additional $3,500,000, the proceeds of which will be used for the Acquisition Sub, by the sale of shares of common stock of the Company, pursuant to an S-1 Registration Statement (the “Additional Financing”).

It is anticipated that the Additional Financing will be consummated in tranches over the twelve (12) months following the closing; provided that the first tranche of the Additional Financing will be at least $750,000, and will be provided to the Acquisition Sub within 60 days after the Company’s new S-1 Registration Statement is declared effective by the SEC. As noted on Schedule D and Schedule E to the Acquisition Agreement, the foregoing financing, (including the loans shown on Schedule H, the Initial Financing, the Second Financing and the Additional Financing) totals $5,000,000, and any financing provided to Acquisition Sub, which exceeds the $5,000,000 total detailed in Section 2.2.1, shall be added to the Gross Revenue benchmarks set forth on Schedule D and Schedule E to the Acquisition Agreement.

Section 2.2.2 of the Acquisition Agreement further provides that, at the closing of the Acquisition, Southridge Capital (or its affiliates as directed by Southridge Capital) shall receive shares of the Company’s Series C Preferred Stock. Each share of Series C Preferred Stock shall be convertible into 1% of the total issued and outstanding shares of the Company’s Common Stock as determined at the earlier of: (i) the date of conversion of the Series C Preferred Stock; and (ii) eighteen (18) months following the Closing.

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

MARCH 31, 2022 AND 2021

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

The Company deemed that the fair value of the consideration given was $0.013 per share based on the quoted trading price on the date of the closing amounting to $664,105 which is more clearly evident and more reliable measurement basis. During year 2021, the Company recorded $821,739 of fair value from the embedded conversion options in the 3,000 Series B Convertible Preferred Stock and 20% probability of achieving the Additional Shares as derivative liability.

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.

The consideration paid by the Company as follows:

Equity instrument (3,000 Series B Convertible Preferred Stock)	$664,105
Embedded conversion options in the 3,000 Series B Convertible Preferred Stock and 20% probability of achieving the Additional Shares	821,739
Fair value of total consideration transferred	$1,485,844

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $60,287)	$1,597,389
Liabilities assumed (including loans payable of $2,304,438 and note payable- long term of $150,000)	(3,737,682)
Total identifiable net liabilities	(2,140,293)
Non-controlling interest in Aphrodite’s Marketing	-
Intangible assets (relating to form of employment contracts and Aphrodite name with estimated three-year life) (1)	725,867
Goodwill	2,900,270
Total	$1,485,844

Acquisition related cost (legal and audit fees included in professional and consulting expenses during year 2021)	$54,360

(1)	For the three months ended March 31, 2022 and 2021, amortization of intangible assets amounted to $60,489 and $33,125, respectively.

GearBubble Tech, Inc.

Pursuant to the terms of the May 6, 2021 Binding Letter of Intent, on July 1, 2021 (“Closing”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GearBubble, Inc., a Nevada corporation, (“GearBubble”), pursuant to which the shareholders of GearBubble (the “Equity Recipients”) agreed to sell 100% of the issued and outstanding shares of GearBubble to a subsidiary of the Company known as GearBubble Tech, Inc., a Wyoming corporation (the “Merger Sub”) in exchange for $3,162,000 (the “Cash Purchase Price”), which shall be paid as follows: a) $2,000,000 (which was paid in cash at Closing), b) $1,162,000 to be paid in 15 equal installments, and c) 49,000 of the 100,000 authorized shares of the Merger Sub, such that upon the Closing, 51% of the Merger Sub shall be owned by the Company, and 49% of the Merger Sub shall be owned by the GearBubble Shareholders. Accordingly, the Company owns 51% of GearBubble Tech.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

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

The consideration paid by the Company as follows:

Cash	$2,000,000
Promissory note	1,162,000
Fair value of total consideration transferred	$3,162,000

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $1,161,476)	$1,201,476
Equipment, net	4,412
Liabilities assumed	(458,628)
Total identifiable net assets	747,260
Non-controlling interest in GearBubble Tech	(366,157)
Goodwill	2,780,897
Total	$3,162,000

Acquisition related cost (legal and audit fees included in professional and consulting expenses during year 2021)	$47,100

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 14 – Subsequent Events

Common Stock for Debt Conversion

In April 2022, the Company issued an aggregate of 88,730,159 shares of its common stock at an average contractual conversion price of approximately $0.001 as a result of the conversion of principal and accrued interest of $55,900 underlying certain outstanding convertible notes converted during such period.

Convertible Note Payable

On April 13, 2022, the Company entered into a 12% convertible note in the amount of $127,400 less original issue discount of $13,650 and legal and financing costs of $3,750 for net proceeds of $110,000 with Sixth Street Lending, LLC. The principal and accrued interest is payable on or before April 13, 2023. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments each in the amount of $14,268.80 (a total payback to the Holder of $142,688.). The first payment shall be due May 30, 2022 with nine (9) subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into shares of Common Stock. The conversion price shall mean 75% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date (representing a discount rate of 25%).

Secured Notes Payable

In April 2022, the Company fully paid the remaining balance of the secured notes payable amounting $290,000 to the lenders.

Series C Preferred Stock

On April 18, 2022, the Company received a notice of conversion from the holder of the 5 shares of Series C Convertible Preferred Stock converting into 135,896,517 shares of the Company’s common stock.

Exercise of Stock Warrants

In April 2022, a warrant holder elected to exercise 250,000 warrants by cashless exercise and converted into 54,500,000 common stock pursuant to the terms of the stock warrant agreement whereby the exercise price was subject to adjustment under an anti-dilution provision. Such warrants were granted in November 2019 and were issued in connection with a convertible note.

Sale of Series D Preferred Stock

In April 2022, the Company sold an aggregate of 825,000 shares of Series D Convertible Preferred Stock for total net proceeds of $740,000 after deducting legal and financing cost of $10,000 or approximately $0.90 per share. Additionally, the Company granted an aggregate of 750,000,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of the sale of these Series D Convertible Preferred Stock. The warrants have a term of 7 years from the date of grant and exercisable at an exercise price of $0.005 subject to adjustment such as stock dividends, stock splits, and dilutive issuances. Whenever on or after the date of issuance of this warrant, the Company issues or sells, or in for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the exercise price on the date of issuance (a “Dilutive Issuance”), then immediately upon the Dilutive Issuance, the Exercise Price will be reduced to the greater of: (i) the price per share received by the Company upon such Dilutive Issuance; and (ii)$0.00005. In connection with the issuance of these Series D Convertible Preferred Stock and stock warrants, the Company shall recognize deemed dividend upon issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 29, 2022, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

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

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age Business”), pursuant to which the shareholders of Digital Age Business  agreed to sell all of the assets and liabilities of its Aphrodite’s business to a subsidiary of the Company known as Aphrodite’s Marketing, Inc., a Wyoming corporation in exchange for 3,000 Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing, Inc. We own 51% of Aphrodite’s Marketing, Inc.

On July 1, 2021, we entered into an Agreement and Plan of Merger with GearBubble, Inc., a Nevada corporation, pursuant to which the shareholders of GearBubble agreed to sell 100% of the issued and outstanding shares of GearBubble to a subsidiary of the Company known as GearBubble Tech, Inc., a Wyoming corporation in exchange for $3,162,000 (the “Cash Purchase Price”), which shall be paid as follows: a) $2,000,000 (which was paid in cash at Closing), b) $1,162,000 to be paid in 15 equal installments, and c) 49,000 of the 100,000 authorized shares of the Merger Sub, such that upon the Closing, 51% of the Merger Sub shall be owned by the Company, and 49% of the Merger Sub shall be owned by the GearBubble Shareholders. We own 51% of GearBubble Tech, Inc.

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

Results of Operations

Overview

Net revenues increased during the three months ended March 31, 2022 due to Aphrodite’s Marketing and GearBubble Tech acquisition as compared to the three months ended March 31, 2021 despite the impact of the current pandemic. Our retail operations have been impacted by the pandemic. We continue to evaluate our initiatives. We are expanding our online presence and have been experiencing positive results, but it is too early to assess the real impact.  The Company continues to position itself for the future with the acquisition of Aphrodite’s Marketing in February 2021 and GearBubble Tech in July 2021 and take advantage of the Bergio brand in the E-Commerce space as well as establishing a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable but with the addition of our online presence it has helped the company to reach a favorable balance. The Company has leveraged itself such that as sales increase a larger portion of dollars will flow to the bottom line.

The Company continues to pursue additional financing opportunities and we have initiated measures to strengthen our financial position. As a result, we have accomplished the following:

●	We have converted approximately $1,190,000 including accrued interest of $70,000 of our convertible notes and loan into equity.

●	Raised additional funding from convertible notes and sales of our Series D Preferred Stock.

These events have allowed us to reduce our debt, provided limited funding for operations, and funding for the Aphrodite’s Marketing and GearBubble Tech. We continue to pursue other opportunities. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Three Months Ended
	March 31, 2022	March 31, 2021	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$1,956,501	$1,149,314	$807,187	70.23%
Net revenues – related parties	139,050	-	139,050	100%
Total net revenues	2,095,551	1,149,314	946,237	82.33%

Cost of revenues	1,347,574	310,166	1,037,408	334.47%

Gross profit	$747,977	$839,148	$(91,171)	(10.86%)

Gross profit as a % of sales	35.69%	73.01%

Net Revenues

Total net revenues for the three months ended March 31, 2022 including net revenues – related parties which amounted to $2,095,551 increased by $946,237 as compared to $1,149,314. This increase in total net revenues is the result of the acquisition of Aphrodite’s Marketing and GearBubble Tech which expanded the selling opportunities internationally and nationwide thru out the US.

Cost of Revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out; costs associated with operation and maintenance of the Company’s platform. Cost of revenues for the three months ended March 31, 2022 increased by $1,037,408 to $1,347,574 as compared to $310,166. This increase is the result of increase in net revenues related to the acquisition of Aphrodite’s Marketing and GearBubble Tech.

Gross Profit

Gross profit decreased by $91,171 to $747,977 for the three months ended March 31, 2022 as compared to $839,148 for the three months ended March 31, 2021.  This decrease is primarily attributable to increase in cost of revenues as discussed above.

Operating Expenses

Operating expenses increased by $586,782 to $1,711,934 for the three months ended March 31, 2022 as compared to $1,125,152 for the three months ended March 31, 2021. The increase was primarily attributable to i) increase in selling and marketing expenses of $62,313 primarily attributable to increase advertising and, marketing activities through social media, digital marketing, and promotional campaigns, sales commissions, and related cost of shipping products to customers ii) increase professional and consulting expenses of $329,960 primarily related to increase in consulting and contractor fees related to increase operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech, iii) increase in compensation and related taxes of $183,918 primarily related to the increase in number of employees as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech and iv) increase in general and administrative expenses of $10,591. The overall increase in operating expenses reflect the increase in business operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech.

Loss from Operations

As a result of the above, we had a loss from operation of $963,957 for the three months ended March 31, 2022 as compared to a loss from operations of $286,004 for the three months ended March 31, 2021.

Other Income (Expense)

For the three months ended March 31, 2022, the Company had other expense of $1,114,354 as compared to other expense of $191,618 for the three months ended March 31, 2021, an increase of $922,736 in other expense. The increase in other expense is primarily attributed to the increase in amortization of debt discount of $158,838 and increase in interest expense of $969,242 due to note conversions offset by decrease in change in fair value of derivative liabilities of $300,783, decrease in derivative expense of $108,467, and decrease in gain from extinguishment of debt of $192,554.

Net Loss Attributable to Bergio International, Inc.

As a result of the above, we had net loss attributable to Bergio International, Inc. $1,585,586 for the three months ended March 31, 2022 as compared to $401,354 for the three months ended March 31, 2021.

Net Loss Available to Bergio International, Inc. Common Stockholders

As a result of the above, we had net loss available to Bergio International, Inc. common stockholders of $2,400,586 for the three months ended March 31, 2022 as compared to $401,354 for the three months ended March 31, 2021 after the recognition of deemed dividend of $815,000 upon the issuance of the Series D Preferred Stock.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2022, compared to December 31, 2021:

	March 31, 2022	December 31, 2021	Increase/ (Decrease)

Current Assets	$3,803,762	$4,384,185	$(580,423)

Current Liabilities	$5,044,611	$6,748,062	$(1,703,451)

Working Capital Deficit	$(1,240,849)	$(2,363,877)	$1,123,028

At March 31, 2022 the Company had working capital deficit of $1,240,849 as compared to $2,363,877 at December 31, 2021. This decrease in working capital deficit is primarily attributed to the decrease in liabilities.

During the three months ended March 31, 2022, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the three months ended March 31, 2022, the Company used $1,071,273 in cash for operations as compared to $251,308 in cash used for operations for the three months ended March 31, 2021. This increase in cash used in operations is primarily attributed to increase in net loss, increase in amortization expense of $27,364, increase in amortization of debt discount and deferred financing cost of $158,838, increase in non-cash interest upon conversion of debt of $1,025,660, increase in non-controlling interest of $416,457 offset by decrease in derivative expense of $108,466, decrease in change in fair value of derivative liabilities of $305,583, decrease in gain from extinguishment of debt $192,554, decrease in inventory of $95,313, decrease in prepaid expenses of $19,186, decrease in accounts payable and accrued liabilities of $266,140.

For the three months ended March 31, 2021, the Company used $251,308 in cash for operations. The cash used in operations is primarily attributed to increase in accounts receivable and inventories partially offset by the decrease in prepaid expenses and other current assets.

Cash used in investing activities: For the three months ended March 31, 2022, the Company used $0 in cash for investing activities as compared to $40,169 of cash in investing activities for the three months ended March 31, 2021 for purchase of property and equipment.

Cash provided by financing activities: Cash provided by financing activities for the three months ended March 31, 2022 was $573,933 as compared to $1,052,399 for the three months ended March 31, 2021. This decrease is primarily the result of net proceeds received from convertible notes of $76,250, sale of preferred stock of $815,000, proceeds from loans $381,600 offset partially by repayments of loans payable of $336,553, repayment of secured notes of $110,000, repayment of note of $154,934 and repayment of advances to CEO of $97,430.

Cash provided by financing activities for the three months ended March 31, 2021 was $1,052,399 and was primarily the result of increases in funds raised proceeds from the proceeds from notes payable of $1,515,500, sale of common stock of $244,203 offset partially by an increase in repayments of loans payable, debt and convertible debt for a total of $717,403.

Our indebtedness is comprised of loans payable, convertible notes, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of March 31, 2022, principal amounts under the convertible notes payable was $188,750, net of debt discount of $135,949 at March 31, 2022.

Notes Payable

The Company has total notes payable including secured notes payable of $988,965 classified as current portion and total notes payable – long term portion of $263,035 at March 31, 2022.

Loans Payable

The Company has loans payable and accrued interest of $994,630 at March 31, 2022.

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

The Company has suffered recurring losses and has an accumulated deficit of $16,859,545 as of March 31, 2022. As of March 31, 2022, the Company has $188,750 in principal amounts of convertible notes, notes payable (current and long-term portion) of $1,252,000 and loans payable of $994,630. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the consolidated financial statements for the year ended December 31, 2021 which is included in our Annual Report.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

From January 2022 through March 2022, the Company issued an aggregate of 1,314,342,897 shares of its common stock at an average contractual conversion price of approximately $0.001 as a result of the conversion of principal, accrued interest, conversion fees of $1,229,018 and incurred additional interest expense of $842,435 for a total of $2,071,453 underlying certain outstanding convertible notes converted during such period.

In February 2022, the Company issued an aggregate of 98,334,176 shares of its common stock at an average conversion price of approximately $0.002 as a result of the conversion of principal, accrued interest and conversion fees of $52,978 and incurred additional interest expense of $161,225 for a total of $214,203 underlying certain outstanding loans payable converted during such period.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.

Date: May 6, 2022	By:	/s/ Berge Abajian
Name: Berge Abajian
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)