Form 10-Q
period 2022-06-30
Bergio International, Inc.
filed 2022-08-09
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 9, 2022 there were 3,378,098,362 shares outstanding of the registrant’s common stock.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:

Current assets:
Cash	$494,473	$1,093,195
Accounts receivable	56,230	26,323
Accounts receivable - related parties	85,156	25,001
Inventory	3,000,810	3,206,107
Prepaid expenses and other current assets	86,214	33,559

Total current assets	3,722,883	4,384,185

Property and equipment, net	69,774	90,416
Goodwill	5,681,167	5,681,167
Intangible assets, net	390,297	511,275
Operating lease right of use assets	53,408	101,090
Investment in unconsolidated affiliate	6,603	6,603

Total Assets	$9,924,132	$10,774,736

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued liabilities	$1,738,325	$2,091,811
Accounts payable and accrued liabilities - related party	29,445	-
Accrued compensation - CEO	403,460	-
Secured notes payable, net of debt discount	-	338,925
Notes payable - current portion, net of debt discount	788,372	855,158
Convertible notes payable, net of debt discount	24,987	946,286
Loans payable and accrued interest	923,465	969,646
Deferred compensation - CEO	-	346,163
Advances from CEO and accrued interest	-	145,347
Derivative liability - convertible debt	83,016	478,212
Derivative liability - acquisition	103,124	500,020
Operating lease liabilities - current	37,498	76,494
Total current liabilities	4,131,692	6,748,062

Long-term liabilities:
Notes payable - long-term	261,866	261,776
Operating lease liabilities - long-term	15,912	24,595
Total long term liabilities	277,778	286,371

Total Liabilities	4,409,470	7,034,433

Commitments and contingencies

Stockholders’ equity
Preferred stock 10,000,000 shares authorized Series A preferred stock - $0.001 par value, 75 shares authorized, 75 and 75 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and 3,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5,000,000 shares authorized, none and 5 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively ($100 per share liquidation value)	-	-
Convertible Series D preferred stock - $0.00001 par value, 2,500,000 shares authorized, 1,680,000 and none shares issued and outstanding, respectively at June 30, 2022 and December 31, 2021, respectively ($1 per share liquidation value)	17	-

Common stock, $0.00001 par value; 9,000,000,000 shares authorized, 3,067,694,630 and 1,216,519,661 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	30,677	12,165
Common stock issuable (none and 16,021,937 shares as of June 30, 2022 and December 31, 2021, respectively)	-	160
Treasury stock	-	103,700
Additional paid-in capital	24,327,637	18,634,146
Accumulated deficit	(17,587,581)	(14,452,396)
Total Bergio International, Inc. stockholders’ equity	6,770,750	4,297,775

Non-controlling interest in subsidiaries	(1,256,088)	(557,472)

Total Stockholders’ equity	5,514,662	3,740,303

Total Liabilities and Stockholders’ Equity	$9,924,132	$10,774,736

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net revenues	$2,458,531	$2,137,320	$4,415,032	$3,286,634
Net revenues - related parties	666	-	139,716	-
Total net revenues	2,459,197	2,137,320	4,554,748	3,286,634

Cost of revenues	1,118,184	378,090	2,465,758	688,256

Gross profit	1,341,013	1,759,230	2,088,990	2,598,378

Operating expenses:
Selling and marketing expenses	786,519	1,416,672	1,406,786	1,981,777
Professional and consulting expenses	557,662	336,367	1,111,614	508,135
Compensation and related expenses	377,256	281,785	657,274	377,885
General and administrative expenses	240,893	198,647	498,590	569,904

Total operating expenses	1,962,330	2,233,471	3,674,264	3,437,701

Loss from operations	(621,317)	(474,241)	(1,585,274)	(839,323)

Other income (expenses)
Interest expense	26,281	(306,144)	(1,068,952)	(353,058)
Derivative expense	-	(88,837)	(16,900)	(214,203)
Amortization of debt discount and deferred financing cost	(84,654)	(511,863)	(402,494)	(670,865)
Loss from foreign currency transactions	(1,563)	-	(5,488)	-
Fraud loss caused by computer hackers	(1,407)	-	(20,807)	-
Change in fair value of derivative liabilities	379,338	(645,644)	556,554	(769,211)
Interest income	197	822	361	822
Other income	6,096	24,406	17,905	24,406
Gain from extinguishment of debt, net	111,649	81,000	261,404	423,309
Total other income (expense)	435,937	(1,446,260)	(678,417)	(1,558,800)

Loss before provision for income taxes	(185,380)	(1,920,501)	(2,263,691)	(2,398,123)

Provision for income taxes	-	-	-	-

Net loss	(185,380)	(1,920,501)	(2,263,691)	(2,398,123)

Losses attributable to non-controlling interest	205,891	300,884	698,616	377,152

Net income (loss) attributable to Bergio International, Inc.	$20,511	$(1,619,617)	(1,565,075)	(2,020,971)

Deemed dividend	(740,878)	-	(1,555,878)	-

Net loss available to Bergio International, Inc. common stockholders	$(720,367)	$(1,619,617)	$(3,120,953)	$(2,020,971)

Net loss per common share:
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average common shares outstanding:
Basic and diluted	2,949,593,963	353,052,392	2,485,386,364	246,224,350

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid In	Treasury	Accumulated	Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	(Deficit)

Balance, December 31, 2021	75	$-	3,000	$-	5	$-	-	$-	1,216,519,661	$12,165	16,021,937	$160	$18,634,146	$103,700	$(14,452,396)	$(557,472)	$3,740,303

Series D preferred stock issued for cash, net of offering cost	-	-	-	-	-	-	855,000	9	-	-	-	-	814,991	-	-	-	815,000

Deemed dividend upon issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	815,000	-	(815,000)	-	-

Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	1,412,677,073	14,127	-	-	2,271,529	-	-	-	2,285,656

Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	15,621	-	-	-	15,621

Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,563)	-	(6,563)

Cancellation of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	103,700	(103,700)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-			(1,585,586)	(492,725)	(2,078,311)

Balance, March 31, 2022	75	-	3,000	-	5	-	855,000	9	2,629,196,734	26,292	16,021,937	160	22,654,987	-	(16,859,545)	(1,050,197)	4,771,706

Series D preferred stock issued for cash, net of offering cost	-	-	-	-	-	-	825,000	8	-	-	-	-	739,992	-	-	-	740,000

Deemed dividend upon issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	740,000	-	(740,000)	-	-

Issuance of common stock for conversion of Series C preferred stock	-	-	-	-	(5)	-	-	-	135,896,517	1,359	-	-	(1,359)	-	-	-	-

Reclassification of derivative liability to equity upon conversion of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	67,284	-	-	-	67,284

Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	232,079,442	2,321	-	-	110,779	-	-	-	113,100

Issuance of common stock for common stock issuable	-	-	-	-	-	-	-	-	16,021,937	160	(16,021,937)	(160)	-	-	-	-	-

Cashless exercise of stock warrants	-	-	-	-	-	-	-	-	54,500,000	545	-	-	333	-	(878)	-	-

Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	15,621	-	-	-	15,621

Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,669)	-	(7,669)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-			20,511	(205,891)	(185,380)

Balance, June 30, 2022	75	$-	3,000	$-	-	$-	1,680,000	$17	3,067,694,630	$30,677	-	$-	$24,327,637	$-	$(17,587,581)	$(1,256,088)	$5,514,662

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid In	Treasury	Accumulated	Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	(Deficit)

Balance, December 31, 2020	51	$-	-	$-	-	$-	-	$-	90,823,799	$908	-	$-	$11,532,849	$103,700	$(11,808,505)	$-	(171,048)

Common stock issued for cash	-	-	-	-	-	-	-	-	33,403,000	334	-	-	233,486	-	-	-	233,820

Issuance of common stock for debt conversion	-	-	-	-	-	-	-	-	46,056,319	460	-	-	164,392	-	-	-	164,852

Value of preferred stock at issuance associated with the acquisition of Aphrodite’s Marketing	-	-	3,000	-	5	-	5	-	-	-	-	-	664,105	-	-	-	664,105

Common stock warrants granted in connection with the issuance of convertible notes	-	-	-	-	-	-	-	-			-	-	687,500	-	-	-	687,500

Proceeds from grants	-	-	-	-	-	-	-	-	-	-	-	-	5,000	-	-	-	5,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(401,354)	(76,268)	(477,622)

Balance, March 31, 2021	51	-	3,000	-	5	-	5	-	170,283,118	1,702	-	-	13,287,332	103,700	(12,209,859)	(76,268)	1,106,607

Common stock issued for cash	-	-	-	-	-	-	-	-	389,288,142	3,893	-	-	2,721,124	-	-	-	2,725,017

Issuance of common stock for debt conversion	-	-	-	-	-	-	-	-	20,937,374	210	-	-	94,092	-	-	-	94,302

Beneficial conversion feature in connection with the issuance of convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	687,500	-	-	-	687,500

Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,305)	-	(2,305)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,619,617)	(300,884)	(1,920,501)

Balance, June 30, 2021	51	$-	3,000	$-	5	$-	5	$-	580,508,634	$5,805	$-	$-	$16,790,048	$103,700	$(13,831,781)	$(377,152)	$2,690,620

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Bergio International, Inc.	$(1,565,075)	$(2,020,971)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest in subsidiaries	(698,616)	(377,152)
Amortization expense	120,978	93,614
Depreciation expense	20,642	34,445
Stock-based compensation	31,242	110,640
Amortization of debt discount and deferred financing costs	402,494	670,865
Derivative expense	16,900	214,203
Forgiveness of debt	-	(18,291)
Gain from settlement of loan included in other income	-	(6,000)
Change in fair value of derivative liabilities	(556,554)	769,211
Gain from extinguishment of debt	(261,404)	(423,309)
Non-cash interest upon conversion of debt	1,025,660	10,375
Amortization of right of use assets	(47,682)	-
Change in operating assets and liabilities:
Accounts receivable	(90,062)	(36,271)
Inventory	205,297	(396,301)
Prepaid expenses and other current assets	(52,655)	289,657
Accounts payable and accrued liabilities	(234,035)	428,940
Accrued compensation - CEO	403,460	-
Operating lease obligations	47,679	-
Deferred compensation - CEO	(346,163)	(99,408)

NET CASH USED IN OPERATING ACTIVITIES	(1,577,894)	(755,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(44,355)

NET CASH USED IN INVESTING ACTIVITIES	-	(44,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	2,958,837
Proceeds from sale of preferred stock, net of offering cost	1,555,000	-
Proceeds from government grant	-	5,000
Proceeds from note payable	110,000	18,291
Proceeds from loans payable	595,600	-
Proceeds from convertible notes, net of debt issuance cost	76,250	1,617,500
Repayment on convertible debt	-	(30,000)
Repayment on note payable	(180,414)	-
Repayment on loans payable	(641,406)	(839,976)
Repayment on debt	-	(567,403)
Repayment on secured notes payable	(400,000)	-
Advance from (payments to) Chief Executive Officer, net	(135,858)	(13,114)

NET CASH PROVIDED BY FINANCING ACTIVITIES	979,172	3,149,135

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(598,722)	2,349,027

CASH AND CASH EQUIVALENTS - beginning of period	1,093,195	70,081

CASH AND CASH EQUIVALENTS - end of period	$494,473	$2,419,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,610	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt, loans payable, and accrued interest	$1,373,096	$163,727
Deemed dividend upon issuance of Series D preferred stock	$1,555,878	$-
Initial derivative liability recorded in connection with convertible notes payable	$76,250	$-
Reclassification of derivative liability to equity upon conversion of Series C preferred stock	$67,284	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of June 30, 2022. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and footnotes thereto included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022 (the “Annual Report”). The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

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

JUNE 30, 2022 AND 2021

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

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of June 30, 2022, the Company recorded a non-controlling interest balance of $(1,256,088) in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying unaudited condensed consolidated balance sheet and losses attributable to non-controlling interest of $698,616 and $377,152 during the six months ended June 30, 2022 and 2021, respectively as reflected in the accompanying unaudited condensed consolidated statements of operations.

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Bergio International, Inc. and cash used in operations of $1,565,075 and $1,577,894, respectively, for the six months ended June 30, 2022.  Additionally, the Company had an accumulated deficit of approximately $17,588,000 at June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations. Between January 2022 and April 2022, the Company has received net proceeds of $1,555,000 from the sale of Series D convertible preferred stock.

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

JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly-owned and majority owned subsidiaries as of June 30, 2022. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2022 and 2021 include the estimates of useful lives of property and equipment and intangible assets, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the fair value of warrants issued with debt and equity instruments, the valuation allowance on deferred tax assets, and stock-based compensation.

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

JUNE 30, 2022 AND 2021

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

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $1,406,786 and $1,981,777 for the six months ended June 30, 2022 and 2021. Marketing costs were $786,519 and $1,416,672 for the three months ended June 30, 2022 and 2021, are included in selling and marketing expenses on the unaudited condensed statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in selling and marketing expenses as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relates to the presentation of selling and marketing expenses, and compensation and related expenses, separately on the unaudited condensed consolidated statements of operation previously included in the general and administrative expenses, and the presentation of accounts receivable – related party separately on the consolidated balance sheets previously included in accounts receivable.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at June 30, 2022:

	June 30, 2022			December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$—	$—	$186,140	$—	$—	$978,232

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at June 30, 2022 and December 31, 2021. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At June 30, 2022 and December 31, 2021, the Company had cash in excess of FDIC limits of approximately $59,000, and $380,000, respectively.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts was $0 for both periods.

Inventory

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale. Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the six months ended June 30, 2022 and 2021.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Concentration Risk

Concentration of Revenues

For the six months ended June 30, 2022 and 2021, no customer accounted for over 10% of total revenues.

Concentration of Accounts Receivable

As of June 30, 2022, total accounts receivable amounted to $141,386 and four customers represented 67% (23% - related party customer, 20% - related party customer, 11% - unrelated party customer and 13% - unrelated party customer) of this balance. As of December 31, 2021, total accounts receivable amounted to $51,324 and two customers represented 75% (48% - related party customer and 27% - unrelated party customer) of this balance.

Concentration of Purchases

The Company purchased approximately 32% of its finished products from two vendors (10% and 12%) during the six months ended June 30, 2022.

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

Note 4 - Property and Equipment

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021

Leasehold improvements	$391,722	$391,722
Office and computer equipment	581,352	581,352
Selling equipment	8,354	8,354
Furniture and fixtures	20,511	20,511

Total at cost	1,001,939	1,001,939
Less: Accumulated depreciation	(932,165)	(911,523)

	$69,774	$90,416

Depreciation expense for the six months ended June 30, 2022 and 2021 was $20,642 and $34,445, respectively.

Depreciation expense for the three months ended June 30, 2022 and 2021 was $10,085 and $10,030, respectively.

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

At June 30, 2021, there were 1,032,197,126 shares issuable upon the exercise of warrants and conversion of convertible debt were not included in the computation of diluted net loss because their inclusion would be anti-dilutive.

The potentially dilutive common stock equivalents as of June 30, 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

	June 30, 2022	June 30, 2021
Common Stock Equivalents:	(Unaudited)	(Unaudited)
Stock Warrants	1,547,991,666	756,575,000
Convertible Preferred Stock	4,280,308,389	203,178,022
Convertible Notes	273,504,274	61,050,061
Total	6,101,804,329	1,020,803,083

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 6 - Convertible Notes Payable

As of June 30, 2022 and December 31, 2021, convertible notes payable consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Principal amount	$80,000	$1,259,000
Less: unamortized debt discount	(55,013)	(312,714)
Convertible notes payable, net	$24,987	$946,286

Power Up Lending Group

On July 20, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Power Up Lending Group. The principal and accrued interest was payable on or before July 20, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $55,000, with accrued interest of $3,954 at December 31, 2021. During the six months ended June 30, 2022, principal of $55,000 and $2,200 of accrued interest were fully converted into 65,000,000 shares of common stock. The outstanding principal and accrued interest balance at June 30, 2022 was $0.

On July 28, 2021, the Company entered into an 8% convertible note in the amount of $48,750 less legal and financing costs of $3,750 for net proceeds of $45,000 with Power Up Lending Group. The principal and accrued interest was payable on or before July 28, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $48,750, with accrued interest of $2,351 at December 31, 2021. During the six months ended June 30, 2022, principal of $48,750 and $1,950 of accrued interest were fully converted into 66,710,526 shares of common stock. The outstanding principal and accrued interest balance at June 30, 2022 was $0.

On September 14, 2021, the Company entered into an 8% convertible note in the amount of $78,750 less legal and financing costs of $3,750 for net proceeds of $75,000 with Power Up Lending Group. The principal and accrued interest was payable on or before September 14, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $78,750, with accrued interest of $2,140 at December 31, 2021. During the six months ended June 30, 2022, principal of $78,750 and $3,150 of accrued interest were fully converted into 124,478,952 shares of common stock. The outstanding principal and accrued interest balance at June 30, 2022 was $0.

On October 4, 2021, the Company entered into an 8% convertible note in the amount of $53,750 less legal and financing costs of $3,750 for net proceeds of $50,000 with Power Up Lending Group. The principal and accrued interest is payable on or before October 4, 2022. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $53,750, with accrued interest of $1,037 at December 31, 2021. During the six months ended June 30, 2022, principal of $53,750 and $2,150 of accrued interest were fully converted into 88,730,159 shares of common stock. The outstanding principal and accrued interest balance at June 30, 2022 was $0.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Sixth Street Lending, LLC

On November 8, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Sixth Street Lending, LLL. The principal and accrued interest is payable on or before November 8, 2022. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $55,000, with accrued interest of $639 at December 31, 2021. There were no conversions during the six months ended June 30, 2022. During the six months ended June 30, 2022, principal of $55,000 and $2,200 of accrued interest were fully converted into 143,349,283 shares of common stock. The outstanding principal and accrued interest balance at June 30, 2022 was $0.

On March 8, 2022, the Company entered into an 8% convertible note in the amount of $80,000 less legal and financing costs of $3,750 for net proceeds of $76,250 with Sixth Street Lending, LLC. The principal and accrued interest is payable on or before March 8, 2023. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 10 trading day trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the six months ended June 30, 2022. The outstanding balance at June 30, 2022 was $80,000, with accrued interest of $1,999.

During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes issued to Sixth Street Lending LLC, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 120% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such notes.

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

In January 2022, the Company entered into Amendment to the Convertible Promissory Notes Agreements (the “Amendment”) with these lenders whereby the conversion prices of the convertible notes were reduced from $0.0015 to $0.001. Consequently, the Company recorded interest expense of $806,458 from the reduction of the conversion prices during the six months ended June 30, 2022.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

During the six months ended June 30, 2022, principal of $967,750, accrued interest of $55,469 and conversion fees of $16,000 were fully converted into a total of 1,058,153,419 shares of common stock and incurred additional interest expense of $35,976 from such conversion. The outstanding principal and accrued interest balance at June 30, 2022 was $0.

Amortization of debt discounts and financing cost

For the six months ended June 30, 2022 and 2021, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $337,701 and $670,865, respectively, which has been amortized and included in amortization of debt discount and deferred financing cost on the accompanying unaudited condensed consolidated statements of operations. For the three months ended June 30, 2022 and 2021, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $80,936 and $511,863, respectively, which has been amortized and included in amortization of debt discount and deferred financing cost on the accompanying unaudited condensed consolidated statements of operations.

Note 7 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock are recorded as a liability and are revalued at fair value at each reporting date. As of June 30, 2022 and December 31, 2021, total derivative liabilities amounted $186,140 (consist of derivative liability from convertible debt of $83,016 and derivative liability related to acquisitions of GearBubble and Aphrodite’s Marketing $103,124) and $978,232 (consist of derivative liability from convertible debt of $478,212 and derivative liability related to acquisitions of GearBubble and Aphrodite’s Marketing $500,020), respectively.

The following is a roll forward for the six months ended June 30, 2022 and for the year ended December 31, 2021 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments

Balance at December 31, 2020	$201,430
Initial valuation of derivative liabilities included in debt discount	515,000
Initial valuation of derivative liabilities related to issuance of Series B and C Preferred Stock	932,378
Initial valuation of derivative liabilities included in derivative expense	354,904
Reclassification of derivative liabilities to gain from extinguishment of debt	(631,052)
Change in fair value of derivative liabilities	(394,428)
Balance at December 31, 2021	978,232
Initial valuation of derivative liabilities included in debt discount	76,250
Initial valuation of derivative liabilities included in derivative expense	16,900
Reclassification of derivative liabilities to gain from extinguishment of debt	(261,404)
Reclassification of derivative liabilities to additional paid in capital upon conversion	(67,284)
Change in fair value of derivative liabilities	(556,554)
Balance at June 30, 2022	$186,140

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at June 30, 2022 and December 31, 2021 was $0.0005 and $0.002, respectively. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at June 30, 2022 are indicated in the table that follows. The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

	Initial Valuations on new derivative instruments entered into during the six months ended June 30, 2022	June 30, 2022
Volatility	150% to 219%	150%
Expected Remaining Term (in years)	0.11 to 0.94	0.11 to 0.69
Risk Free Interest Rate	0.52 to 2.51%	0.81 to 2.51%
Expected dividend yield	None	None

Note 8 - Loans Payable

Loans payable consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Loans principal amount	$791,759	$877,316
Accrued interest	131,706	92,330
Loans payable	$923,465	$969,646

Trillium Partners LP

On June 16, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $12,500. The loan and accrued interest was due on December 31, 2020. Interest accrued at the rate of 10% per annum. The outstanding balances at December 31, 2021 was $12,500 with accrued interest of $1,928. In February 2022, principal of $12,500, accrued interest of $2,068, and conversion fees of $2,800 were converted into 21,710,613 shares of common stock. During the six months ended June 30, 2022, the Company incurred additional interest expense of $31,024 from such conversion into common stock. As of June 30, 2022, the principal balance and accrued interest is $0.

On September 14, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $12,250. The loan and accrued interest was due on March 14, 2021. Interest accrued at the rate of 10% per annum. The outstanding balances at December 31, 2021was $12,250 with accrued interest of $1,225. In February 2022, principal of $12,250, accrued interest of $1,639, and conversion fees of $1,800 were converted into 39,222,875 shares of common stock. During the six months ended June 30, 2022, the Company incurred additional interest expense of $68,755 from such conversion into common stock. As of June 30, 2022, the principal balance and accrued interest is $0.

On September 18, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $15,000. The loan and accrued interest was due on March 18, 2021. Interest accrues at the rate of 10% per annum. The outstanding balances at December 31, 2021 and 2020 were $15,000 for both periods, with accrued interest of $1,927 and $378 at December 31, 2021 and 2020, respectively. In February 2022, principal of $15,000, accrued interest of $3,520, and conversion fees of $1,400 were converted into 37,400,688 shares of common stock. During the six months ended June 30, 2022, the Company incurred additional interest expense of $61,445 from such conversion into common stock. As of June 30, 2022, the principal balance and accrued interest is $0.

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrues at the rate of 3% per annum. As of June 30, 2022, the principal balance and accrued interest is $100,000 and $307, respectively.

Clear Finance Technology Corporation (“Clearbanc”)

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Clearbanc, an e-commerce platform provider. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $227,517 with Clearbanc. During the year ended December 31, 2021, the Company has received $526,620 and repaid back $577,507 related to this capital advance agreement. The loan or advance is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $200,930 including accrued interest of $24,300. During the six months ended June 30, 2022, the Company has received $297,500 and repaid back $356,698 related to this capital advance agreement. As of June 30, 2022, the outstanding balance is $141,732.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Shopify

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Shopify, an e-commerce platform provider with a remittance rate of 7%. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $359,774 with Shopify. During the year ended December 31, 2021, the Company has received $133,202 and repaid back $472,384 related to this capital advance agreement. The loan or advance is non-interest bearing, due on demand and are secured by all of the assets of Aphrodite’s Marketing. As of December 31, 2021, the outstanding balance is $30,592 including accrued interest of $10,000. During the six months ended June 30, 2022, the Company has received $196,100 and repaid back $129,354 related to this capital advance agreement. As of June 30, 2022, the outstanding balance is $97,338.

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $75,500 with Jonathan Foltz. During the year ended December 31, 2021, the Company has received $31,636 and repaid back $25,000 related to this loan. The loan is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $82,136. During the six months ended June 30, 2022, the Company has received $2,000 and repaid back $3,354 related to this loan. Additionally, during the six months ended June 30, 2022, Nationwide (see below) has assumed $65,513 of this loan. As of June 30, 2022, the outstanding balance is $15,269.

Digital Age Business

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. Jonathan Foltz is the President and CEO of Digital Age Business. The loan is non-interest bearing and due on demand. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $113,500 with Digital Age Business. During the year ended December 31, 2021, the Company repaid back $71,013 related to this loan. As of December 31, 2021, the outstanding balance is $42,487. During the six months ended June 30, 2022, the Company has repaid back $2,000 related to this loan. Additionally, during the six months ended June 30, 2022, Nationwide (see below) has assumed $40,487 of this loan. As of June 30, 2022, the outstanding balance is $0.

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $545,720 with Nationwide. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. During the year ended December 31, 2021, the Company repaid back $30,000 related to this loan. As of December 31, 2021, the outstanding balance is $573,750 including accrued interest of $58,030. During the six months ended June 30, 2022, the Company has repaid back $150,000 related to this loan. Additionally, during the six months ended June 30, 2022, Nationwide has assumed a total of $106,000 of loans related to Digital Age Business and Jonathan Foltz (see above). As of June 30, 2022, the outstanding balance is $569,124 including accrued interest of $131,706.

Note 9 – Notes Payable

Unsecured Notes Payable

Notes payable is summarized below:

	June 30, 2022	December 31, 2021
	(Unaudited)
Principal amount	$1,063,920	$1,116,934
Less: current portion	(802,054)	(855,158)
Notes payable - long term portion	$261,866	$261,776

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

As of June 30, 2022 and December 31, 2021, notes payable- current portion consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Principal amount – current portion	$802,054	$855,158
Less: unamortized debt discount	(13,682)	-
Notes payable, net	$788,372	$855,158

Minimum principal payments under notes payable are as follows:

Remainder for the year ended December 31, 2022	$799,120
Year ended December 31, 2023	15,492
Year ended December 31, 2024	15,492
Year ended December 31, 2025	15,492
Year ended December 31, 2026 and thereafter	218,324
Total principal payments	$1,063,920

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but was extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at December 31, 2021 was $114,800 with accrued interest of $6,564. The outstanding balances at June 30, 2022 was $114,800 with accrued interest of $8,858.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $150,000 related to this SBA Loan. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. The outstanding balance at December 31, 2021 was $150,000 with accrued interest of $8,577. The outstanding balance at June 30, 2022 was $150,000 with accrued interest of $11,574.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble and is payable to Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. Between October 2021 and November 2021, the Company paid a total of $309,867 towards this promissory note. The outstanding balance at December 31, 2021 was $852,133. During the six months ended June 30, 2022, the Company has repaid back $154,933 related to promissory note. As of June 30, 2022, the outstanding balance is $697,200. The Company negotiated with Mr. Donald Wilson to defer the installment payments in the future.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

On April 13, 2022, the Company entered into a 12% promissory note in the amount of $127,400 less original issue discount of $13,650 and legal and financing costs of $3,750 for net proceeds of $110,000 with Sixth Street Lending, LLC. The principal and accrued interest is payable on or before April 13, 2023. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments each in the amount of $14,268.80 (a total payback to the Holder of $142,688.). The first payment shall be due May 30, 2022 with nine (9) subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into shares of Common Stock. The conversion price shall mean 75% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date (representing a discount rate of 25%). For the three and six months ended June 30, 2022, amortization of debt discounts related to this promissory note amounted to $3,718 for both periods which has been amortized and included in amortization of debt discount and deferred financing cost on the accompanying unaudited condensed consolidated statements of operations. During the six months ended June 30, 2022, the Company has repaid back $25,480 related to this promissory note. The outstanding balance at June 30, 2022 was $101,920 with accrued interest of $764.

Secured Notes Payable

Secured notes payable consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Principal amount	$-	$400,000
Less: unamortized debt discount	-	(61,075)
Secured notes payable, net	$-	$338,925

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

During the year ended December 31, 2021, the Company repaid back $190,000 resulting to a remaining balance of $400,000 as of December 31, 2021. For the years ended December 31, 2021, amortization of debt discounts related to all the secured promissory notes above amounted to $196,312. During the six months ended June 30, 2022, the Company repaid back $110,000 resulting to a remaining balance of $290,000 as of June 30, 2022. During the six months ended June 30, 2022, fully amortized the remaining debt discount of 61,075 which has been amortized and included in amortization of debt discount and deferred financing cost on the accompanying unaudited condensed consolidated statements of operations.

In April 2022, the Company fully paid the remaining balance of $290,000 and accrued default interest of $14,611 to the Lenders. As of June 30, 2022, the outstanding balance is $0.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 10 - Related Party Transactions

Advances from Chief Executive Officer and Accrued Interest

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At June 30, 2022 and December 31, 2021, $0 and $145,347 was due to such officer, respectively, which primarily consisted of accrued interest. Interest expense was accrued at an average annual market rate of interest which is 3.37% and 3.25% at June 30, 2022 and December 31, 2021, respectively. Interest expense incurred was $13,156 for the year ended December 31, 2021. Interest expense incurred was $2,845 for the six months ended June 30, 2022. In April 2022, the Company repaid the remaining balance of these advances including accrued interest amounting to $148,192. Accrued interest was $0 and $145,347 at June 30, 2022 and December 31, 2021, respectively.

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

At December 31, 2021, deferred compensation due to CEO amounted to $346,163 and advances from CEO amounted $145,347. In April 2022, the remaining balance of $346,163 of deferred compensation due to CEO was reclassed to accrued compensation- CEO. Additionally, in April 2022, the Company accrued bonus compensation of $100,000 to the CEO. During the six months ended June 30, 2022, the Company has repaid back $42,703 of accrued compensation to CEO. As of June 30, 2022, accrued compensation – CEO amounted $403,460 as reflected in the unaudited condensed consolidated balance sheets.

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (“Amended Employment Agreement”) with the CEO of the Company, Berge Abajian (the “Executive”). The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 500,000,000 shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which has not been filed with the Securities and Exchange Commission (“SEC”). As of June 30, 2022, the Company has not met the prerequisite related to the effectiveness of an S-8 Registration Statement. As such the Company deemed that these shares have not been legally issued and the measurement date has not been met and therefore will be recognized until an S-8 Registration Statement becomes effective.

Consulting Fees

The Company incurred consulting fees of $46,905 and $20,800 to an affiliated company owned by Mr. Donald Wilson during the six months ended June 30, 2022. Mr. Donald Wilson is one of the majority owners of the 49% of GearBubble Tech.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Loans Payable

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business (see Note 8). Jonathan Foltz is one of the majority owners of the 49% in Acquisition Sub, Aphrodite’s Marketing (see Note 13). As of June 30, 2022 and December 31, 2021, the outstanding balance is $15,269 and $82,136 respectively.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz (see Note 8). As of June 30, 2022 and December 31, 2021, the outstanding balance is $569,124 and $573,750, respectively.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. Jonathan Foltz is the President and CEO of Digital Age Business (see Note 8). As of June 30, 2022 and December 31, 2021, the outstanding balance is $0 and $42,487, respectively.

Revenues and Accounts Receivable

During the three and six months ended June 30, 2022, the Company generated revenues of $0 and $89,100, respectively, from an affiliated company owned by Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. As of June 30, 2022, accounts receivable to this affiliated company amounted $33,001.

During the three and six months ended June 30, 2022, the Company generated revenues of $3,705 and $53,655, respectively, from an affiliated company owned by the brother of the CEO of the Company. As of June 30, 2022, accounts receivable to this affiliated company amounted $28,705.

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

As of December 31, 2021, the 16,021,937 shares of common stock were not issued and had been recognized as common stock issuable. The Company valued these shares at the fair value of $62,486 or $0.0039 per common share based on the quoted trading price on the date of grant to be expensed over the term of the Agreement. During the three and six months ended June 30, 2022, the Company recognized stock-based compensation of $15,621 and $31,242. The remaining balance of $23,433 shall be expensed during the remainder of year 2022. In May 2022, the Company issued the 16,021,937 shares of common stock to such consultant. Currently, no Financing has occurred under this Agreement.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

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

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2022:

Remainder of year 2022	$30,518
2023	19,700
2024	6,660
Total minimum lease payments	56,878
Less amounts representing interest	(3,468)
Present value of net minimum lease payments	53,410
Less current portion	(37,498)
Long-term capital lease obligation	$15,912

Amended Employment Agreement

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement with the CEO of the Company, Berge Abajian. The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 500,000,000 shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which has not been filed with the SEC. As of June 30, 2022, the Company has not met the prerequisite related to the effectiveness of an S-8 Registration Statement. As such the Company deemed that these shares have not been legally issued and the measurement date has not been met and therefore will be recognized until an S-8 Registration Statement becomes effective.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

Conversion. The Series A Preferred stock in non-convertible.

As of June 30, 2022 and December 31, 2021, there were 75 shares of Series A Preferred Stock issued and outstanding. The Company’s CEO owns 75 shares of shares of the Series A Preferred Stock.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

As of June 30, 2022 and December 31, 2021, there were 3,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

JUNE 30, 2022 AND 2021

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

As of June 30, 2022 and December 31, 2021, there were none and 5 shares of Series C Convertible Preferred Stock issued and outstanding, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

In April 2022, the Company sold an aggregate of 825,000 shares of Series D Convertible Preferred Stock for total net proceeds of $740,000 after deducting legal and financing cost of $10,000 or approximately $0.90 per share. Additionally, the Company granted an aggregate of 750,000,000 warrants to purchase shares of the Company’s common stock in connection with the issuance of the sale of these Series D Convertible Preferred Stock. The warrants have a term of 7 years from the date of grant and exercisable at an exercise price of $0.0005 subject to adjustment such as stock dividends, stock splits, and dilutive issuances. Whenever on or after the date of issuance of this warrant, the Company issues or sells, or in for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the exercise price on the date of issuance (a “Dilutive Issuance”), then immediately upon the Dilutive Issuance, the Exercise Price will be reduced to the greater of: (i) the price per share received by the Company upon such Dilutive Issuance; and (ii)$0.00005. In connection with the issuance of these Series D Convertible Preferred Stock and stock warrants, the Company recognize deemed dividend of $740,000 upon issuance.

Accrued Dividends on Preferred Stock

As of June 30, 2022 and December 31, 2021, accrued dividends related to the Series B, C, and D Convertible Preferred Stock amounted $19,567 and $5,335, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Common Stock Issued

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

From April 2022 through May 2022, the Company issued an aggregate of 232,079,442 shares of its common stock at an average contractual conversion price of approximately $0.001 as a result of the conversion of principal of $108,750 and accrued interest of $4,350 for a total of $113,100 underlying certain outstanding convertible notes converted during such period.

Common Stock for Services

In May 2022, the Company issued 16,021,937 shares of common stock to a consultant in connection with an engagement agreement dated November 15, 2021 (see Note 11). Such shares were previously recognized as common stock issuable prior to issuance in May 2022.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	325,000	$0.50	4.84
Granted	797,916,666	0.002	-
Balance at December 31, 2021	798,241,666	$0.002	4.26
Granted	750,000,000	$0.0005	7.00
Exercised	(250,000)	0.50	2.40
Balance at June 30, 2022	1,547,991,666	$0.0005	5.21
Warrants exercisable at June 30, 2022	1,547,991,666	$0.0005	5.21

At June 30, 2022, the aggregate intrinsic value of warrants outstanding was $0.

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

In April 2022, a warrant holder elected to exercise 250,000 warrants by cashless exercise and converted into 54,500,000 common stock pursuant to the terms of the stock warrant agreement whereby the exercise price was subject to adjustment under an anti-dilution provision. Such warrants were granted in November 2019 and were issued in connection with a convertible note. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $878 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants for the three and six months ended June 30, 2022.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

In April 2022, the Company sold an aggregate of 825,000 shares of Series D Convertible Preferred Stock for total net proceeds of $740,000 after deducting legal and financing cost of $10,000 or approximately $0.90 per share. Additionally, the Company granted an aggregate of 750,000,000 warrants to purchase shares of the Company’s common stock in connection with the issuance of the sale of these Series D Convertible Preferred Stock. The warrants have a term of 7 years from the date of grant and exercisable at an exercise price of $0.0005 subject to adjustment such as stock dividends, stock splits, and dilutive issuances. Whenever on or after the date of issuance of this warrant, the Company issues or sells, or in for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the exercise price on the date of issuance (a “Dilutive Issuance”), then immediately upon the Dilutive Issuance, the Exercise Price will be reduced to the greater of: (i) the price per share received by the Company upon such Dilutive Issuance; and (ii)$0.00005.

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

JUNE 30, 2022 AND 2021

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

The consideration paid by the Company as follows:

Equity instrument (3,000 Series B Convertible Preferred Stock)	$664,105
Embedded conversion options in the 3,000 Series B Convertible Preferred Stock and 20% probability of achieving the Additional Shares	821,739
Fair value of total consideration transferred	$1,485,844

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $60,287)	$1,597,389
Liabilities assumed (including loans payable of $2,304,438 and note payable- long term of $150,000)	(3,737,682)
Total identifiable net liabilities	(2,140,293)
Non-controlling interest in Aphrodite’s Marketing	-
Intangible assets (relating to form of employment contracts and Aphrodite name with estimated three-year life) (1)	725,867
Goodwill	2,900,270
Total	$1,485,844

Acquisition related cost (legal and audit fees included in professional and consulting expenses during year 2021)	$54,360

(1)	For the six months ended June 30, 2022 and 2021, amortization of intangible assets amounted to $120,978 and $93,614, respectively. For the three months ended June 30, 2022 and 2021, amortization of intangible assets amounted to $60,489 for both periods.

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

JUNE 30, 2022 AND 2021

(UNAUDITED)

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

Note 14 – Subsequent Events

Common Stock for Services

In July 2022, the Company issued 12,857,143 shares of its common stock to a consultant for services rendered. The Company issued 12,857,143 shares of the Company’s common stock valued at approximately $0.0006 per share or $9,000, being the closing price of the stock on the date of grant to such consultant.

Convertible Note Payable

On July 11, 2022, the Company entered into an 8% convertible note in the amount of $80,000 less legal and financing costs of $4,250 for net proceeds of $50,000 with 1800 Diagonal Lending LLC formerly known as Sixth Street Lending, LLC. The principal and accrued interest is payable on or before July 11, 2023. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 120% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note.

Conversion of Series D Preferred Stock

In July 2022, the Company received a notice of conversion from two holders in the aggregate of 145,000 shares of Series D Convertible Preferred Stock and related accrued dividends of $3,772 converting into 297,543,150 shares of the Company’s common stock.

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

Results of Operations

Overview

Net revenues increased during the six months ended June 30, 2022 due to Aphrodite’s Marketing and GearBubble Tech acquisition as compared to the six months ended June 30, 2021 despite the impact of the current pandemic. Our retail operations have been impacted by the pandemic. We continue to evaluate our initiatives. We are expanding our online presence and have been experiencing positive results, but it is too early to assess the real impact.  The Company continues to position itself for the future with the acquisition of Aphrodite’s Marketing in February 2021 and GearBubble Tech in July 2021 and take advantage of the Bergio brand in the E-Commerce space as well as establishing a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable but with the addition of our online presence it has helped the company to reach a favorable balance. The Company has leveraged itself such that as sales increase a larger portion of dollars will flow to the bottom line.

The Company continues to pursue additional financing opportunities and we have initiated measures to strengthen our financial position. As a result, we have accomplished the following:

●	We have converted approximately $1,300,000 including accrued interest of $74,000 of our convertible notes and loan into equity.

●	Raised additional funding from convertible notes and sales of our Series D Preferred Stock.

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

	Three Months Ended
	June 30, 2022	June 30, 2021	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$2,458,531	$2,137,320	$321,211	15.02%
Net revenues – related parties	666	-	666	100%
Total net revenues	2,459,197	2,137,320	321,877	15.06%

Cost of revenues	1,118,184	378,090	740,094	195.75%

Gross profit	$1,341,013	$1,759,230	$(418,217)	(23.77%)

Gross profit as a % of sales	54.55%	82.31%

	Six Months Ended
	June 30, 2022	June 30, 2021	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$4,415,032	$3,286,634	$1,128,398	34.33%
Net revenues – related parties	139,716	-	139,716	100%
Total net revenues	4,554,748	3,286,634	1,268,114	38.58%

Cost of revenues	2,465,758	688,256	1,777,502	258.26%

Gross profit	$2,088,990	$2,598,378	$(509,388)	(19.60%)

Gross profit as a % of sales	45.86%	79.06%

Net Revenues

Total net revenues for the three months ended June 30, 2022 including net revenues – related parties which amounted to $2,459,197 increased by $321,877 as compared to $2,137,320. Total net revenues for the six months ended June 30, 2022 including net revenues – related parties which amounted to $4,554,748 increased by $1,268,114 as compared to $3,286,634. This increase in total net revenues is the result of the acquisition of Aphrodite’s Marketing and GearBubble Tech which expanded the selling opportunities internationally and nationwide thru out the US.

Cost of Revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out; costs associated with operation and maintenance of the Company’s platform. Cost of revenues for the three months ended June 30, 2022 increased by $740,097 to $1,118,184 as compared to $688,256. Cost of revenues for the six months ended June 30, 2022 increased by $1,777,502 to $2,465,758 as compared to $378,090. This increase is the result of increase in net revenues related to the acquisition of Aphrodite’s Marketing and GearBubble Tech.

Gross Profit

Gross profit decreased by $418,217 to $1,341,013 for the three months ended June 30, 2022 as compared to $1,759,230 for the six months ended June 30, 2021. Gross profit decreased by $509,388 to $2,088,990 for the six months ended June 30, 2022 as compared to $2,598,378 for the six months ended June 30, 2021.  This decrease is primarily attributable to increase in cost of revenues as discussed above.

Operating Expenses

Operating expenses decreased by $271,141 to $1,962,330 for the three months ended June 30, 2022 as compared to $2,233,471 for the three months ended June 30, 2021. The decrease was primarily attributable to i) decrease in selling and, marketing expenses of $630,153 primarily attributable to decrease advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) increase professional and consulting expenses of $221,295 primarily related to increase in consulting and contractor fees related to increase operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech, iii) increase in compensation and related taxes of $95,471 primarily related to the increase in number of employees as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech and iv) increase in general and administrative expenses of $42,246. The overall decrease in operating expenses reflect the decrease in advertising and marketing expenses through social media and digital marketing activities.

Operating expenses increased by $236,563 to $3,674,264 for the six months ended June 30, 2022 as compared to $3,437,701 for the six months ended June 30, 2021. The increase was primarily attributable to i) decrease in selling and, marketing expenses of $574,991 primarily attributable to decrease advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) increase professional and consulting expenses of $603,479 primarily related to increase in consulting and contractor fees related to increase operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech, iii) increase in compensation and related taxes of $279,389 primarily related to the increase in number of employees as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech and iv) decrease in general and administrative expenses of $71,314 due to decrease in depreciation and office expenses. The overall increase in operating expenses reflect the increase in business operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech.

Loss from Operations

As a result of the above, we had a loss from operation of $621,317 for the three months ended June 30, 2022 as compared to a loss from operations of $474,241 for the three months ended June 30, 2021. We had a loss from operation of $1,585,274 for the six months ended June 30, 2022 as compared to a loss from operations of $839,323 for the six months ended June 30, 2021.

Other Income (Expense)

For the three months ended June 30, 2022, the Company had other income (expense) of $435,937 as compared to other expense of $1,446,260 for the six months ended June 30, 2021, a change of $1,882,197. The increase in other income is primarily attributed to the decrease in amortization of debt discount and deferred financing cost of $427,209, decrease in interest expense of $332,425 due to the repayments of debt, and decrease in change in fair value of derivative liabilities of $1,024,982, and decrease in derivative expense of $88,837.

For the six months ended June 30, 2022, the Company had other expense of $678,417 as compared to other expense of $1,558,800 for the six months ended June 30, 2021, a decrease of $880,383 in other expense. The decrease in other expense is primarily attributed to the decrease in amortization of debt discount and deferred financing cost of $268,371, decrease in change in fair value of derivative liabilities of $1,325,765, decrease in derivative expense of $197,303, and decrease in gain from extinguishment of debt of $161,905 offset by increase in interest expense of $715,894 due to note conversions.

Net Income (Loss) Attributable to Bergio International, Inc.

As a result of the above, we had net income (loss) attributable to Bergio International, Inc. $20,511 for the three months ended June 30, 2022 as compared to ($1,619,617) for the three months ended June 30, 2021. As a result of the above, we had net loss attributable to Bergio International, Inc. $1,565,075 for the six months ended June 30, 2022 as compared to $2,020,971 for the six months ended June 30, 2021.

Net Loss Available to Bergio International, Inc. Common Stockholders

As a result of the above, we had net loss available to Bergio International, Inc. common stockholders of $720,367 for the three months ended June 30, 2022 as compared to $1,619,617 for the three months ended June 30, 2021 after the recognition of deemed dividend of $740,878 upon the issuance of the Series D Preferred Stock. As a result of the above, we had net loss available to Bergio International, Inc. common stockholders of $3,120,953 for the six months ended June 30, 2022 as compared to $2,020,971 for the six months ended June 30, 2021 after the recognition of deemed dividend of $1,555,878 upon the issuance of the Series D Preferred Stock.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2022, compared to December 31, 2021:

	June 30, 2022	December 31, 2021	Increase/ (Decrease)

Current Assets	$3,722,883	$4,384,185	$(661,302)

Current Liabilities	$4,131,692	$6,748,062	$(2,616,370)

Working Capital Deficit	$(408,809)	$(2,363,877)	$1,955,068

At June 30, 2022 the Company had working capital deficit of $408,809 as compared to $2,363,877 at December 31, 2021. This decrease in working capital deficit is primarily attributed to the decrease in liabilities.

During the six months ended June 30, 2022, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the six months ended June 30, 2022, the Company used $1,577,894 in cash for operations as compared to $755,753 in cash used for operations for the six months ended June 30, 2021. This increase in cash used in operations is primarily attributed to net loss of $1,565,075, amortization expense of $120,978, non-cash interest upon conversion of debt of $1,025,660, amortization of debt discount and deferred financing cost of $402,494, offset by non-controlling interest of $698,616, change in fair value of derivative liabilities of $556,554, gain from extinguishment of debt $261,404, and decrease in changes in operating assets and liabilities of $66,478 primarily attributable to increase in accounts receivable of $90,062, increase in accrued compensation – CEO of $403,460, decrease in inventory of $205,297, decrease in accounts payable and accrued liabilities of $234,034, and decrease in deferred compensation – CEO $346,163.

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

Cash used in investing activities: For the six months ended June 30, 2022, the Company used $0 in cash for investing activities as compared to $44,355 of cash in investing activities for the six months ended June 30, 2021 for purchase of property and equipment.

Cash provided by financing activities: Cash provided by financing activities for the six months ended June 30, 2022 was $979,172 as compared to $3,149,135 for the six months ended June 30, 2021 and was primarily the result of net proceeds received from convertible notes of $76,250, sale of preferred stock of $1,555,000, proceeds from loans $595,600, proceeds from a note of $110,000 offset by repayments of loans payable of $641,606, repayment of secured notes of $400,000, repayment of note of $180,414 and repayment of advances to CEO of $135,858.

Cash provided by financing activities for the six months ended June 30, 2021 was $3,149,135 and was primarily the result of increases in funds raised proceeds from the proceeds from notes payable of $1,617,500, sale of common stock of $2,958,837 offset by repayments of loans payable, debt and convertible debt for a total of $1,437,379.

Our indebtedness is comprised of loans payable, convertible notes, and promissory note intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of June 30, 2022, principal amounts under the convertible notes payable was $80,000, net of debt discount of $55,013 at June 30, 2022.

Notes Payable

The Company has total notes payable of $788,372 classified as current portion and total notes payable – long term portion of $261,866 at June 30, 2022.

Loans Payable

The Company has loans payable and accrued interest of $923,465 at June 30, 2022.

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

The Company has suffered recurring losses and has an accumulated deficit of $17,587,581 as of June 30, 2022. As of June 30, 2022, the Company has principal amounts of convertible notes of $80,000, notes payable (current and long-term portion) of $1,050,238 and loans payable of $923,465. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2022, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

From April 2022 through May 2022, the Company issued an aggregate of 232,079,442 shares of its common stock at an average contractual conversion price of approximately $0.001 as a result of the conversion of principal of $108,750 and accrued interest of $4,350 for a total of $113,100 underlying certain outstanding convertible notes converted during such period.

In April 2022, the Company sold an aggregate of 825,000 shares of Series D Convertible Preferred Stock for total net proceeds of $740,000 after deducting legal and financing cost of $10,000 or approximately $0.90 per share. Additionally, the Company granted an aggregate of 750,000,000 warrants to purchase shares of the Company’s common stock in connection with the issuance of the sale of these Series D Convertible Preferred Stock. The warrants have a term of 7 years from the date of grant and exercisable at an exercise price of $0.0005 subject to adjustment such as stock dividends, stock splits, and dilutive issuances.

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

In May 2022, the Company issued 16,021,937 shares of common stock to a consultant in connection with an engagement agreement dated November 15, 2021. Such shares were previously recognized as common stock issuable prior to issuance in May 2022.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX-101.INS	Inline XBRL Taxonomy Instance Document *

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document *

EX-101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document *

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

EX-101.LAB	Inline XBRL Taxonomy Label Linkbase Document *

EX-101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.

Date: August 9, 2022	By:	/s/ Berge Abajian
		Name:	Berge Abajian
		Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)