Form 10-Q
period 2022-09-30
Bergio International, Inc.
filed 2022-11-08
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 8, 2022 there were 6,158,480,262 shares outstanding of the registrant’s common stock.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:

Current assets:
Cash	$187,242	$1,093,195
Accounts receivable	53,321	26,323
Accounts receivable - related parties	25,001	25,001
Inventory	2,979,855	3,206,107
Prepaid expenses and other current assets	68,016	33,559
Total current assets	3,313,435	4,384,185

Property and equipment, net	59,968	90,416
Goodwill	5,681,167	5,681,167
Intangible assets, net	329,808	511,275
Operating lease right of use assets	28,717	101,090
Investment in unconsolidated affiliate	6,603	6,603

Total Assets	$9,419,698	$10,774,736

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued liabilities	$1,744,625	$2,091,811
Accrued compensation - CEO	319,765	-
Secured notes payable, net of debt discount	-	338,925
Notes payable - current portion, net of debt discount	755,050	855,158
Convertible notes payable, net of debt discount	13,674	946,286
Loans payable and accrued interest	1,230,392	969,646
Deferred compensation - CEO	-	346,163
Advances from CEO and accrued interest	6,000	145,347
Derivative liability - convertible debt	56,642	478,212
Derivative liability - acquisition	86,437	500,020
Operating lease liabilities - current	17,441	76,494
Total current liabilities	4,230,026	6,748,062

Long-term liabilities:
Notes payable - long-term	261,353	261,776
Operating lease liabilities - long-term	11,276	24,595
Total long term liabilities	272,629	286,371

Total Liabilities	4,502,655	7,034,433

Commitments and contingencies	-	-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- CONTINUED -

	September 30, 2022	December 31, 2021
	(Unaudited)
Stockholders’ equity
Preferred stock 10,000,000 shares authorized Series A preferred stock - $0.001 par value, 75 shares authorized, 75 and 75 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and 3,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5,000,000 shares authorized, none and 5 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively ($100 per share liquidation value)	-	-
Convertible Series D preferred stock - $0.00001 par value, 2,500,000 shares authorized, 1,435,000 and none shares issued and outstanding, respectively at September 30, 2022 and December 31, 2021, respectively ($1 per share liquidation value)	14	-
Common stock, $0.00001 par value; 15,000,000,000 shares authorized, 3,997,771,590 and 1,216,519,661 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	39,978	12,165
Common stock issuable (500,000,000 and 16,021,937 shares as of September 30, 2022 and December 31, 2021, respectively)	5,000	160
Treasury stock	-	103,700
Additional paid-in capital	24,584,581	18,634,146
Accumulated deficit	(18,182,991)	(14,452,396)
Total Bergio International, Inc. stockholders’ equity	6,446,582	4,297,775

Non-controlling interest in subsidiaries	(1,529,539)	(557,472)

Total Stockholders’ equity	4,917,043	3,740,303

Total Liabilities and Stockholders’ Equity	$9,419,698	$10,774,736

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenues	$1,318,851	$2,175,042	$5,733,883	$5,461,676
Net revenues - related parties	-	-	139,716	-
Total net revenues	1,318,851	2,175,042	5,873,599	5,461,676

Cost of revenues	595,063	1,410,873	2,832,043	2,099,129

Gross profit	723,788	764,169	3,041,556	3,362,547

Operating expenses:
Selling and marketing expenses	405,422	718,682	2,040,986	2,700,459
Professional and consulting expenses	495,737	274,902	1,607,351	783,037
Compensation and related expenses	385,006	377,729	1,042,280	659,514
General and administrative expenses	248,911	344,198	747,501	1,010,202

Total operating expenses	1,535,076	1,715,511	5,438,118	5,153,212

Loss from operations	(811,288)	(951,342)	(2,396,562)	(1,790,665)

Other income (expenses)
Interest expense	(61,070)	(111,388)	(1,130,022)	(464,446)
Derivative expense	(7,403)	(97,138)	(24,303)	(311,341)
Amortization of debt discount and deferred financing cost	(73,073)	(553,689)	(475,567)	(1,224,554)
Loss from foreign currency transactions	(3,530)	-	(9,018)	-
Fraud loss caused by computer hackers	(481)	-	(21,288)	-
Change in fair value of derivative liabilities	12,554	151,264	569,108	(617,947)
Interest income	66	376	427	1,198
Other income	1,160	10,000	19,065	34,406
Gain from extinguishment of debt, net	87,910	104,649	349,314	527,958
Total other expenses, net	(43,867)	(495,926)	(722,284)	(2,054,726)

Loss before provision for income taxes	(855,155)	(1,447,268)	(3,118,846)	(3,845,391)

Provision for income taxes	-	-	-	-

Net loss	(855,155)	(1,447,268)	(3,118,846)	(3,845,391)

Losses attributable to non-controlling interest	273,451	483,655	972,067	860,807

Net loss attributable to Bergio International, Inc.	$(581,704)	$(963,613)	(2,146,779)	(2,984,584)

Deemed dividend	-	-	(1,555,878)	-

Net loss available to Bergio International, Inc. common stockholders	$(581,704)	$(963,613)	$(3,702,657)	$(2,984,584)

Net loss per common share:
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average common shares outstanding:
Basic and diluted	3,569,823,238	676,934,501	2,852,181,189	391,372,093

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2021	75	$-	3,000	$-	5	$-	-	$-	1,216,519,661	$12,165	16,021,937	$160	$18,634,146	$103,700	$(14,452,396)	$(557,472)	$3,740,303

Series D preferred stock issued for cash, net of offering cost	-	-	-	-	-	-	855,000	9	-	-	-	-	814,991	-	-	-	815,000
Deemed dividend upon issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	815,000	-	(815,000)	-	-
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	1,412,677,073	14,127	-	-	2,271,529	-	-	-	2,285,656
Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	15,621	-	-	-	15,621
Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,563)	-	(6,563)
Cancellation of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	103,700	(103,700)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-			(1,585,586)	(492,725)	(2,078,311)
Balance, March 31, 2022	75	-	3,000	-	5	-	855,000	9	2,629,196,734	26,292	16,021,937	160	22,654,987	-	(16,859,545)	(1,050,197)	4,771,706

Series D preferred stock issued for cash, net of offering cost	-	-	-	-	-	-	825,000	8	-	-	-	-	739,992	-	-	-	740,000
Deemed dividend upon issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	740,000	-	(740,000)	-	-
Issuance of common stock for conversion of Series C preferred stock	-	-	-	-	(5)	-	-	-	135,896,517	1,359	-	-	(1,359)	-	-	-	-
Reclassification of derivative liability to equity upon conversion of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	67,284	-	-	-	67,284
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	232,079,442	2,321	-	-	110,779	-	-	-	113,100
Issuance of common stock for common stock issuable	-	-	-	-	-	-	-	-	16,021,937	160	(16,021,937)	(160)	-	-	-	-	-
Cashless exercise of stock warrants	-	-	-	-	-	-	-	-	54,500,000	545	-	-	333	-	(878)	-	-
Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	15,621	-	-	-	15,621
Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,669)	-	(7,669)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-			20,511	(205,891)	(185,380)
Balance, June 30, 2022	75	-	3,000	-	-	-	1,680,000	17	3,067,694,630	30,677	-	-	24,327,637	-	(17,587,581)	(1,256,088)	5,514,662

Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	416,000,000	4,160	-	-	79,040	-	-	-	83,200
Issuance of common stock for conversion of Series D preferred stock and accrued dividends	-	-	-	-	-	-	(245,000)	(3)	501,219,817	5,012	-	-	601	-	-	-	5,610
Common stock issuable for services to CEO	-	-	-	-	-	-	-	-	-	-	500,000,000	5,000	145,000	-	-	-	150,000
Common stock issued for services	-	-	-	-	-	-	-	-	12,857,143	129	-	-	8,871	-	-	-	9,000
Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	23,432	-	-	-	23,432
Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,706)	-	(13,706)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(581,704)	(273,451)	(855,155)
Balance, September 30, 2022	75	$-	3,000	$-	-	$-	1,435,000	$14	3,997,771,590	$39,978	500,000,000	$5,000	$24,584,581	$-	$(18,182,991)	$(1,529,539)	$4,917,043

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2020	51	$-	-	$-	-	$-	-	$-	90,823,799	$908	-	$-	$11,532,849	$103,700	$(11,808,505)	$-	$(171,048)

Common stock issued for cash	-	-	-	-	-	-	-	-	33,403,000	334	-	-	233,486	-	-	-	233,820
Issuance of common stock for debt conversion	-	-	-	-	-	-	-	-	46,056,319	460	-	-	164,392	-	-	-	164,852
Value of preferred stock at issuance associated with the acquisition of Aphrodite’s Marketing	-	-	3,000	-	5	-	-	-	-	-	-	-	664,105	-	-	-	664,105
Common stock warrants granted in connection with the issuance of convertible notes	-	-	-	-	-	-	-	-	-		-	-	687,500	-	-	-	687,500
Proceeds from grants	-	-	-	-	-	-	-	-	-	-	-	-	5,000	-	-	-	5,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(401,354)	(76,268)	(477,622)
Balance, March 31, 2021	51	-	3,000	-	5	-	-	-	170,283,118	1,702	-	-	13,287,332	103,700	(12,209,859)	(76,268)	1,106,607

Common stock issued for cash	-	-	-	-	-	-	-	-	389,288,142	3,893	-	-	2,721,124	-	-	-	2,725,017
Issuance of common stock for debt conversion	-	-	-	-	-	-	-	-	20,937,374	210	-	-	94,092	-	-	-	94,302
Beneficial conversion feature in connection with the issuance of convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	687,500	-	-	-	687,500
Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,515)	-	(1,515)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,619,617)	(300,884)	(1,920,501)
Balance, June 30, 2021	51	-	3,000	-	5	-	-	-	580,508,634	5,805	-	-	16,790,048	103,700	(13,830,991)	(377,152)	2,691,410

Common stock issued for cash	-	-	-	-	-	-	-	-	115,711,858	1,157	-	-	808,736	-	-	-	809,893
Issuance of common stock for debt conversion	-	-	-	-	-	-	-	-	112,631,429	1,126	-	-	251,997	-	-	-	253,123
Non-controlling interest upon acquisition of GearBubble	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	366,157	366,157
Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,305)	-	(2,305)
Net loss	-	-	-	-	-	-	-	-			-	-			(963,613)	(483,655)	(1,447,268)
Balance, September 30, 2021	51	$-	3,000	$-	5	$-	-	$-	808,851,921	$8,088	-	$-	$17,850,781	$103,700	$(14,796,909)	$(494,650)	$2,671,010

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Bergio International, Inc.	$(2,146,779)	$(2,984,584)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest in subsidiaries	(972,067)	(860,807)
Amortization expense	181,467	154,103
Depreciation expense	30,448	44,947
Stock-based compensation	213,674	110,640
Amortization of debt discount and deferred financing costs	475,567	1,224,554
Derivative expense	24,303	311,341
Forgiveness of debt	-	(18,291)
Gain from settlement of loan included in other income	-	(6,000)
Change in fair value of derivative liabilities	(569,108)	617,947
Gain from extinguishment of debt	(349,314)	(527,958)
Non-cash interest upon conversion of debt	1,025,660	10,375
Amortization of right of use assets	(72,373)	-
Change in operating assets and liabilities:
Accounts receivable	(26,998)	4,761
Inventory	226,252	(706,869)
Prepaid expenses and other current assets	(34,457)	363,637
Accounts payable and accrued liabilities	(227,296)	66,123
Accrued compensation - CEO	319,765	-
Operating lease obligations	72,372	-
Deferred compensation - CEO	(346,163)	(99,408)
NET CASH USED IN OPERATING ACTIVITIES	(2,175,047)	(2,295,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from the acquisition of GearBubble	-	1,161,476
Cash paid upon acquisition of GearBubble	-	(2,000,000)
Purchase of property and equipment	-	(47,685)
NET CASH USED IN INVESTING ACTIVITIES	-	(886,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	3,768,730
Proceeds from sale of preferred stock, net of offering cost	1,555,000	-
Proceeds from government grant	-	5,000
Proceeds from note payable	110,000	18,291
Proceeds from loans payable	1,003,140	373,120
Proceeds from convertible notes, net of debt issuance cost	126,250	1,788,750
Repayment on convertible debt	-	(30,000)
Repayment on note payable	(218,634)	-
Repayment on loans payable	(776,804)	(1,077,654)
Repayment on debt	-	(567,403)
Repayment on secured notes payable	(400,000)	-
Advance from (payments to) Chief Executive Officer, net	(129,858)	(24,052)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,269,094	4,254,782

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(905,953)	1,073,084
CASH AND CASH EQUIVALENTS - beginning of period	1,093,195	70,081
CASH AND CASH EQUIVALENTS - end of period	$187,242	$1,143,165

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

- CONTINUED -

	For the Nine Months Ended September 30,
	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,610	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt, loans payable, and accrued interest	$1,456,296	$512,277
Deemed dividend upon issuance of Series D preferred stock	$1,555,878	$-
Debt discount in connection with the issuance of stock warrants	$-	$1,375,000
Initial amount of ROU asset and related liability	$-	$190,489
Initial derivative liability recorded in connection with convertible notes payable	$126,250	$242,500
Initial derivative liability recorded in connection with acquisition of Aphrodite’s Marketing related to the issuance of Series B preferred stock	$-	$821,738
Initial derivative liability recorded due to commission fees for the acquisition of Aphrodite’s Marketing related to the issuance of Series C preferred stock	$-	$110,640
Issuance of Series B preferred stock issued for the acquisition of Aphrodite’s Marketing	$-	$664,105
Non-controlling interest upon acquisition of GearBubble	$-	$366,157
Reclassification of derivative liability to equity upon conversion of Series C preferred stock	$67,284	$-

Net liability assumed in acquisition of Aphrodite's Marketing:
Cash	$-	$60,287
Accounts receivable, net	-	125,726
Inventory	-	1,119,593
Prepaid expenses	-	291,783
Accounts payable and accrued liabilities	-	(1,283,244)
Loans payable	-	(2,304,438)
Note payable - long term	-	(150,000)
Net liability assumed	-	(2,140,293)

Net assets assumed in acquisition of GearBubble:
Cash	$-	$1,161,476
Prepaid expenses and other current assets	-	40,000
Property and equipment	-	4,412
Accounts payable and accrued liabilities	-	(458,628)
Net assets assumed	$-	$747,260

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

On September 26, 2022, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 9,000,000,000 shares to 15,000,000,000 shares.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of September 30, 2022. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

financial statements as of and for the year ended December 31, 2021, and footnotes thereto included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022 (the “Annual Report”). The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year.

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

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of September 30, 2022, the Company recorded a non-controlling interest balance of $(1,529,539) in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying unaudited condensed consolidated balance sheet and losses attributable to non-controlling interest of $972,067 and $860,807 during the nine months ended September 30, 2022 and 2021, respectively as reflected in the accompanying unaudited condensed consolidated statements of operations.

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Bergio International, Inc. and cash used in operations of $2,146,779 and $2,175,047, respectively, for the nine months ended September 30, 2022.  Additionally, the Company had an accumulated deficit of approximately $18,182,991 at September 30, 2022. These factors raise substantial doubt about the Company’s

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations. Between January 2022 and April 2022, the Company has received net proceeds of $1,555,000 from the sale of Series D convertible preferred stock.

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly-owned and majority owned subsidiaries as of September 30, 2022. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2022 and 2021 include the estimates of useful lives of property and equipment and intangible assets, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the fair value of warrants issued with debt and equity instruments, the valuation allowance on deferred tax assets, and stock-based compensation.

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

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

•Revenues are recognized when the merchandise is shipped to the customer and title is transferred and are recorded net of any returns, and discounts or allowances.  Shipping cost paid by customers are primarily for ecommerce sales and are included in revenue. Merchandise sales are fulfilled with inventory sourced through our suppliers. Therefore, the Company’s contracts have a single performance obligation (shipment of product).

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

•The Company generally recognizes platform subscription fees in the month they are earned. Annual subscription payments received that are related to future periods are recorded as deferred revenue to be recognized as revenues over the contract term or period.

•Partner and services revenue is derived from: (1) partner marketing and promotion, and (2) non-recurring professional services. Revenue from partner marketing and promotion and non-recurring professional services is recognized as the service is performed.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Cost of revenues

Cost of revenue consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out; costs associated with operation and maintenance of the Company’s platform.

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions, and third-party e-commerce platform fees and selling fees. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $2,040,986 and $2,700,459 for the nine months ended September 30, 2022 and 2021. Marketing costs were $405,422 and $718,682 for the three months ended September 30, 2022 and 2021, are included in selling and marketing expenses on the unaudited condensed statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in selling and marketing expenses as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relates to the presentation of selling and marketing expenses, and compensation and related expenses, separately on the unaudited condensed consolidated statements of operation previously included in the general and administrative expenses, and the presentation of accounts receivable - related party separately on the consolidated balance sheets previously included in accounts receivable.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

The three levels of the fair value hierarchy are as follows:

Level 1:Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2:Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3:Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at September 30, 2022:

	September 30, 2022			December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$-	$-	$143,079	$-	$-	$978,232

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at September 30, 2022 and December 31, 2021. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At September 30, 2022 and December 31, 2021, the Company had cash in excess of FDIC limits of approximately $0, and $380,000, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of September 30, 2022 and December 31, 2021, the allowance for doubtful accounts was $0 for both periods.

Inventory

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale. Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the nine months ended September 30, 2022 and 2021.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 - “Compensation-Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Concentration Risk

Concentration of Revenues

For the nine months ended September 30, 2022 and 2021, no customer accounted for over 10% of total revenues.

Concentration of Accounts Receivable

As of September 30, 2022, total accounts receivable amounted to $78,322 and four customers represented 67% (32% - related party customer and 35% - unrelated party customer) of this balance. As of December 31, 2021, total accounts receivable amounted to $51,324 and two customers represented 75% (48% - related party customer and 27% - unrelated party customer) of this balance.

Concentration of Purchases

The Company purchased approximately 35% of its finished products from two vendors (15% and 20%) during the nine months ended September 30, 2022.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 4 - Property and Equipment

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021

Leasehold improvements	$391,722	$391,722
Office and computer equipment	581,352	581,352
Selling equipment	8,354	8,354
Furniture and fixtures	20,511	20,511

Total at cost	1,001,939	1,001,939
Less: Accumulated depreciation	(941,971)	(911,523)

	$59,968	$90,416

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $30,448 and $44,947, respectively. Depreciation expense for the three months ended September 30, 2022 and 2021 was $9,806 and $10,502, respectively.

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

The potentially dilutive common stock equivalents as of September 30, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Common Stock Equivalents:
Stock Warrants	1,547,991,666	756,575,000
Convertible Preferred Stock	4,069,331,477	283,098,172
Convertible Notes	278,205,128	1,036,315,639
Total	5,895,528,271	2,075,988,811

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 6 - Convertible Notes Payable

As of September 30, 2022 and December 31, 2021, convertible notes payable consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Principal amount	$54,250	$1,259,000
Less: unamortized debt discount	(40,576)	(312,714)
Convertible notes payable, net	$13,674	$946,286

Power Up Lending Group

On July 20, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Power Up Lending Group. The principal and accrued interest was payable on or before July 20, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $55,000, with accrued interest of $3,954 at December 31, 2021. During the nine months ended September 30, 2022, principal of $55,000 and $2,200 of accrued interest were fully converted into 65,000,000 shares of common stock. The outstanding principal and accrued interest balance at September 30, 2022 was $0.

On July 28, 2021, the Company entered into an 8% convertible note in the amount of $48,750 less legal and financing costs of $3,750 for net proceeds of $45,000 with Power Up Lending Group. The principal and accrued interest was payable on or before July 28, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $48,750, with accrued interest of $2,351 at December 31, 2021. During the nine months ended September 30, 2022, principal of $48,750 and $1,950 of accrued interest were fully converted into 66,710,526 shares of common stock. The outstanding principal and accrued interest balance at September 30, 2022 was $0.

On September 14, 2021, the Company entered into an 8% convertible note in the amount of $78,750 less legal and financing costs of $3,750 for net proceeds of $75,000 with Power Up Lending Group. The principal and accrued interest was payable on or before September 14, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $78,750, with accrued interest of $2,140 at December 31, 2021. During the nine months ended September 30, 2022, principal of $78,750 and $3,150 of accrued interest were fully converted into 124,478,952 shares of common stock. The outstanding principal and accrued interest balance at September 30, 2022 was $0.

On October 4, 2021, the Company entered into an 8% convertible note in the amount of $53,750 less legal and financing costs of $3,750 for net proceeds of $50,000 with Power Up Lending Group. The principal and accrued interest is payable on or before October 4, 2022. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63%

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $53,750, with accrued interest of $1,037 at December 31, 2021. During the nine months ended September 30, 2022, principal of $53,750 and $2,150 of accrued interest were fully converted into 88,730,159 shares of common stock. The outstanding principal and accrued interest balance at September 30, 2022 was $0.

1800 Diagonal Lending LLC formerly known as Sixth Street Lending, LLC

On November 8, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Sixth Street Lending, LLL. The principal and accrued interest is payable on or before November 8, 2022. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $55,000, with accrued interest of $639 at December 31, 2021. During the nine months ended September 30, 2022, principal of $55,000 and $2,200 of accrued interest were fully converted into 143,349,283 shares of common stock. The outstanding principal and accrued interest balance at September 30, 2022 was $0.

On March 8, 2022, the Company entered into an 8% convertible note in the amount of $80,000 less legal and financing costs of $3,750 for net proceeds of $76,250 with Sixth Street Lending, LLC. The principal and accrued interest is payable on or before March 8, 2023. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 10 trading day trading day period ending on the latest complete trading day prior to the date of this note. During the nine months ended September 30, 2022, principal of $80,000 and $3,200 of accrued interest were fully converted into 416,000,000 shares of common stock. The outstanding principal and accrued interest balance at September 30, 2022 was $0.

On July 11, 2022, the Company entered into an 8% convertible note in the amount of $54,250 less legal and financing costs of $4,250 for net proceeds of $54,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest is payable on or before July 11, 2023. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. There were no conversions during the nine months ended September 30, 2022. The outstanding balance at September 30, 2022 was $54,250, with accrued interest of $963.

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

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

In January 2022, the Company entered into Amendment to the Convertible Promissory Notes Agreements (the “Amendment”) with these lenders whereby the conversion prices of the convertible notes were reduced from $0.0015 to $0.001. Consequently, the Company recorded interest expense of $806,458 from the reduction of the conversion prices during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, principal of $967,750, accrued interest of $55,469 and conversion fees of $16,000 were fully converted into a total of 1,058,153,419 shares of common stock and incurred additional interest expense of $35,976 from such conversion. The outstanding principal and accrued interest balance at September 30, 2022 was $0.

Amortization of debt discounts and financing cost

For the nine months ended September 30, 2022 and 2021, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $396,365 and $1,224,554, respectively, which has been amortized and included in amortization of debt discount and deferred financing cost on the accompanying unaudited condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $68,687 and $553,689, respectively, which has been amortized and included in amortization of debt discount and deferred financing cost on the accompanying unaudited condensed consolidated statements of operations.

Note 7 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock are recorded as a liability and are revalued at fair value at each reporting date. As of September 30, 2022 and December 31, 2021, total derivative liabilities amounted $143,079 (consist of derivative liability from convertible debt of $56,642 and derivative liability related to the acquisition of Aphrodite’s Marketing $86,437) and $978,232 (consist of derivative liability from convertible debt of $478,212 and derivative liability related to the acquisition of Aphrodite’s Marketing $500,020), respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

The following is a roll forward for the nine months ended September 30, 2022 and for the year ended December 31, 2021 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments

Balance at December 31, 2020	$201,430
Initial valuation of derivative liabilities included in debt discount	515,000
Initial valuation of derivative liabilities related to issuance of Series B and C Preferred Stock	932,378
Initial valuation of derivative liabilities included in derivative expense	354,904
Reclassification of derivative liabilities to gain from extinguishment of debt	(631,052)
Change in fair value of derivative liabilities	(394,428)
Balance at December 31, 2021	978,232
Initial valuation of derivative liabilities included in debt discount	126,250
Initial valuation of derivative liabilities included in derivative expense	24,303
Reclassification of derivative liabilities to gain from extinguishment of debt	(349,314)
Reclassification of derivative liabilities to additional paid in capital upon conversion	(67,284)
Change in fair value of derivative liabilities	(569,108)
Balance at September 30, 2022	$143,079

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at September 30, 2022 and December 31, 2021 was $0.0003 and $0.002, respectively. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at September 30, 2022 are indicated in the table that follows. The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

	Initial Valuations on new derivative instruments entered into during the nine months ended September 30, 2022	September 30, 2022
Volatility	150% to 219%	186%
Expected Remaining Term (in years)	0.08 to 1.00	0.08 to 0.78
Risk Free Interest Rate	0.52 to 4.05%	2.79 to 4.05%
Expected dividend yield	None	None

Note 8 - Loans Payable

Loans payable consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Loans principal amount	$1,063,900	$877,316
Accrued interest	166,492	92,330
Loans payable	$1,230,392	$969,646

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Trillium Partners LP

On June 16, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $12,500. The loan and accrued interest was due on December 31, 2020. Interest accrued at the rate of 10% per annum. The outstanding balances at December 31, 2021 was $12,500 with accrued interest of $1,928. In February 2022, principal of $12,500, accrued interest of $2,068, and conversion fees of $2,800 were converted into 21,710,613 shares of common stock. During the nine months ended September 30, 2022, the Company incurred additional interest expense of $31,024 from such conversion into common stock. As of September 30, 2022, the principal balance and accrued interest is $0.

On September 14, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $12,250. The loan and accrued interest was due on March 14, 2021. Interest accrued at the rate of 10% per annum. The outstanding balances at December 31, 2021 was $12,250 with accrued interest of $1,225. In February 2022, principal of $12,250, accrued interest of $1,639, and conversion fees of $1,800 were converted into 39,222,875 shares of common stock. During the nine months ended September 30, 2022, the Company incurred additional interest expense of $68,755 from such conversion into common stock. As of September 30, 2022, the principal balance and accrued interest is $0.

On September 18, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $15,000. The loan and accrued interest was due on March 18, 2021. Interest accrues at the rate of 10% per annum. The outstanding balances at December 31, 2021 and 2020 were $15,000 for both periods, with accrued interest of $1,927 and $378 at December 31, 2021 and 2020, respectively. In February 2022, principal of $15,000, accrued interest of $3,520, and conversion fees of $1,400 were converted into 37,400,688 shares of common stock. During the nine months ended September 30, 2022, the Company incurred additional interest expense of $61,445 from such conversion into common stock. As of September 30, 2022, the principal balance and accrued interest is $0.

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrues at the rate of 3% per annum. As of September 30, 2022, the principal balance and accrued interest is $100,000 and $2,323, respectively.

Clear Finance Technology Corporation (“Clearbanc”)

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Clearbanc, an e-commerce platform provider. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $227,517 with Clearbanc. During the year ended December 31, 2021, the Company has received $526,620 and repaid back $577,507 related to this capital advance agreement. The loan or advance is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $200,930 including accrued interest of $24,300. During the nine months ended September 30, 2022, the Company has received $297,500 and repaid back $410,545 related to this capital advance agreement. As of September 30, 2022, the outstanding balance is $87,885.

Shopify

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Shopify, an e-commerce platform provider with a remittance rate of 7%. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $359,774 with Shopify. During the year ended December 31, 2021, the Company has received $133,202 and repaid back $472,384 related to this capital advance agreement. The loan or advance is non-interest bearing, due on demand and are secured by all of the assets of Aphrodite’s Marketing. As of December 31, 2021, the outstanding balance is $30,592 including accrued interest of $10,000. During the nine months ended September 30, 2022, the Company has received $196,100 and repaid back $144,887 related to this capital advance agreement. As of September 30, 2022, the outstanding balance is $81,805.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $75,500 with Jonathan Foltz. During the year ended December 31, 2021, the Company has received $31,636 and repaid back $25,000 related to this loan. The loan is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $82,136. During the nine months ended September 30, 2022, the Company has received $29,990 and repaid back $9,965 related to this loan. Additionally, during the nine months ended September 30, 2022, Nationwide (see below) has assumed $65,513 of this loan. As of September 30, 2022, the outstanding balance is $36,648.

Digital Age Business

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. Jonathan Foltz is the President and CEO of Digital Age Business. The loan is non-interest bearing and due on demand. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $113,500 with Digital Age Business. During the year ended December 31, 2021, the Company repaid back $71,013 related to this loan. As of December 31, 2021, the outstanding balance is $42,487. During the nine months ended September 30, 2022, the Company has repaid back $2,000 related to this loan. Additionally, during the nine months ended September 30, 2022, Nationwide (see below) has assumed $40,487 of this loan. As of September 30, 2022, the outstanding balance is $0.

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $545,720 with Nationwide. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. During the year ended December 31, 2021, the Company repaid back $30,000 related to this loan. As of December 31, 2021, the outstanding balance is $573,750 including accrued interest of $58,030. During the nine months ended September 30, 2022, the Company has repaid back $150,000 related to this loan. Additionally, during the nine months ended September 30, 2022, Nationwide has assumed a total of $106,000 of loans related to Digital Age Business and Jonathan Foltz (see above). As of September 30, 2022, the outstanding balance is $588,812 including accrued interest of $151,393.

Amazon Capital Services, Inc.

In July 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a loan agreement with Amazon Capital Services, Inc. (“Amazon”) for a loan amount of $64,000. The loan bears an annual interest rate of 12% and has a loan term of 6 months from date of the loan. During the nine months ended September 30, 2022, the Company has repaid back $14,932 related to this loan. As of September 30, 2022, the outstanding balance is $50,560 including accrued interest of $1,492.

Bluevine Capital, Inc.

In August 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Bluevine Capital, Inc. (“Bluevine”) for up to a loan amount of $200,000. The loan bears weekly interest rate of 0.54% and an upfront fee of 1.6% which were deducted from the loan amount. The loans are repaid in 26 weekly installments from the date of the loan.  During the nine months ended September 30, 2022, the Company has drawn a total loan of $200,000 and repaid back $37,189. As of September 30, 2022, the outstanding balance is $162,811.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Square Advance

In September 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a merchant cash advance agreement with Square Advance. Under the agreement, the Company sold an aggregate of $174,875 in future receivables for a purchase amount of $125,000. The aggregate principal amount is payable in weekly instalments totaling $7,286 until such time that the obligation is fully satisfied for approximately 6 months. During the nine months ended September 30, 2022, the Company has received $118,750 (net of debt cost fee of $6,250) and repaid back $7,286 related to this loan advance. As of September 30, 2022, the outstanding balance is $121,870.

Note 9 - Notes Payable

Unsecured Notes Payable

Notes payable is summarized below:

	September 30, 2022	December 31, 2021
	(Unaudited)
Principal amount	$1,025,700	$1,116,934
Less: current portion	(764,347)	(855,158)
Notes payable - long term portion	$261,353	$261,776

Minimum principal payments under notes payable are as follows:

	September 30, 2022	December 31, 2021
	(Unaudited)
Principal amount - current portion	$764,347	$855,158
Less: unamortized debt discount	(9,297)	-
Notes payable, net	$755,050	$855,158

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but was extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at December 31, 2021 was $114,800 with accrued interest of $6,564. The outstanding balances at September 30, 2022 was $114,800 with accrued interest of $10,021.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $150,000 related to this SBA Loan. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. The outstanding

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

balance at December 31, 2021 was $150,000 with accrued interest of $8,577. The outstanding balance at September 30, 2022 was $150,000 with accrued interest of $13,093.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble and is payable to Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. Between October 2021 and November 2021, the Company paid a total of $309,867 towards this promissory note. The outstanding balance at December 31, 2021 was $852,133. During the nine months ended September 30, 2022, the Company has repaid back $154,933 related to promissory note. As of September 30, 2022, the outstanding balance is $697,200. The Company negotiated with Mr. Donald Wilson to defer the installment payments in the future.

On April 13, 2022, the Company entered into a 12% promissory note in the amount of $127,400 less original issue discount of $13,650 and legal and financing costs of $3,750 for net proceeds of $110,000 with Sixth Street Lending, LLC. The principal and accrued interest is payable on or before April 13, 2023. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments each in the amount of $14,268.80 (a total payback to the Holder of $142,688). The first payment shall be due May 30, 2022 with nine (9) subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into shares of Common Stock. The conversion price shall mean 75% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date (representing a discount rate of 25%). For the three and nine months ended September 30, 2022, amortization of debt discounts related to this promissory note amounted to $4,386 and $8,104, respectively, which has been amortized and included in amortization of debt discount and deferred financing cost on the accompanying unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2022, the Company has repaid back $63,700 related to this promissory note. The outstanding balance at September 30, 2022 was $63,700 with accrued interest of $0.

Secured Notes Payable

Secured notes payable consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Principal amount	$-	$400,000
Less: unamortized debt discount	-	(61,075)
Secured notes payable, net	$-	$338,925

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

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

During the year ended December 31, 2021, the Company repaid back $190,000 resulting to a remaining balance of $400,000 as of December 31, 2021. For the years ended December 31, 2021, amortization of debt discounts related to all the secured promissory notes above amounted to $196,312. During the nine months ended September 30, 2022, the Company repaid back $110,000 resulting to a remaining balance of $290,000 as of September 30, 2022. During the nine months ended September 30, 2022, fully amortized the remaining debt discount of 61,075 which has been amortized and included in amortization of debt discount and deferred financing cost on the accompanying unaudited condensed consolidated statements of operations.

In April 2022, the Company fully paid the remaining balance of $290,000 and accrued default interest of $14,611 to the Lenders. As of September 30, 2022, the outstanding balance is $0.

Note 10 - Related Party Transactions

Advances from Chief Executive Officer and Accrued Interest

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At September 30, 2022 and December 31, 2021, $6,000 and $145,347 (primarily consisted of accrued interest) was due to such officer, respectively. Interest expense was accrued at an average annual market rate of interest which is 3.37% and 3.25% at September 30, 2022 and December 31, 2021, respectively. Interest expense incurred was $13,156 for the year ended December 31, 2021. Interest expense incurred was $2,845 for the nine months ended September 30, 2022. In April 2022, the Company repaid $145,347 balance of these advances including accrued interest amounting to $148,192. Accrued interest was $0 and $145,347 at September 30, 2022 and December 31, 2021, respectively.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

At December 31, 2021, deferred compensation due to CEO amounted to $346,163 and advances from CEO amounted $145,347. In April 2022, the remaining balance of $346,163 of deferred compensation due to CEO was reclassed to accrued compensation- CEO. Additionally, in April 2022, the Company accrued bonus compensation of $100,000 to the CEO. During the nine months ended September 30, 2022, the Company has repaid back $126,398 of accrued compensation to CEO. As of September 30, 2022, accrued compensation - CEO amounted $319,765 as reflected in the unaudited condensed consolidated balance sheets.

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (“Amended Employment Agreement”) with the CEO of the Company, Berge Abajian (the “Executive”). The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 500,000,000 shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which has been filed with the Securities and Exchange Commission (“SEC”) on September 21, 2022 (see Note 12).

Consulting Fees

The Company incurred consulting fees of $46,905 to an affiliated company owned by Mr. Donald Wilson during the nine months ended September 30, 2022. Mr. Donald Wilson is one of the majority owners of the 49% of GearBubble Tech.

Loans Payable

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business (see Note 8). Jonathan Foltz is one of the majority owners of the 49% in Acquisition Sub, Aphrodite’s Marketing (see Note 13). As of September 30, 2022 and December 31, 2021, the outstanding balance is $36,648 and $82,136 respectively.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz (see Note 8). As of September 30, 2022 and December 31, 2021, the outstanding balance is $588,812 and $573,750, respectively.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. Jonathan Foltz is the President and CEO of Digital Age Business (see Note 8). As of September 30, 2022 and December 31, 2021, the outstanding balance is $0 and $42,487, respectively.

Revenues and Accounts Receivable

During the three and nine months ended September 30, 2022, the Company generated revenues of $0 and $86,060, respectively, from an affiliated company owned by Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. As of September 30, 2022, accounts receivable to this affiliated company amounted $0. During the three and nine months ended September 30, 2022, the Company generated revenues of $0 and $53,655, respectively, from an affiliated company owned by the brother of the CEO of the Company. As of September 30, 2022, accounts receivable to this affiliated company amounted $25,001.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

As of December 31, 2021, the 16,021,937 shares of common stock were not issued and has been recognized as common stock issuable. The Company valued these shares at the fair value of $62,486 or $0.0039 per common share based on the quoted trading price on the date of grant to be expensed over the term of the Agreement. During the three and nine months ended September 30, 2022, the Company recognized stock-based compensation of $23,432 and $54,675, respectively. In May 2022, the Company issued the 16,021,937 shares of common stock to such consultant. The consulting services were completed in July 2022 and no Financing has occurred under this Agreement.

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

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into an approximate three-year lease agreement on October 1, 2019, for its office facilities starting with a monthly base rent of $6,582. The base rent is subject to an annual increase as defined in the lease agreement. The Company recorded right-of-use assets and operating lease liabilities of $122,946 related to this lease agreement. The Company used incremental borrowing rate

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

of 8% during year 2021. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings. The Company did not renew this lease agreement in October 2022.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2022:

Remainder of year 2022	$4,785
2023	19,700
2024	6,660
Total minimum lease payments	31,145
Less amounts representing interest	(2,428)
Present value of net minimum lease payments	28,717
Less current portion	(17,441)
Long-term capital lease obligation	$11,276

Amended Employment Agreement

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement with the CEO of the Company, Berge Abajian. The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 500,000,000 shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which has been filed with the SEC on September 21, 2022 (see Note 12).

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 500,000,000 shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. As of December 31, 2021, the Company did not meet the prerequisite related to the effectiveness of an S-8 Registration Statement. As of September 30, 2022, the Company has met the prerequisite related to the effectiveness of an S-8 Registration Statement. Accordingly, during the nine months ended September 30, 2022, the Company recognized stock-based

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

compensation of $150,000 or $0.0003 per share. The 500,000,000 shares of common stock has not been issued and has been recorded as common stock issuable as of September 30, 2022.

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

Conversion. The Series A Preferred stock in non-convertible.

As of September 30, 2022 and December 31, 2021, there were 75 shares of Series A Preferred Stock issued and outstanding. The Company’s CEO owns 75 shares of shares of the Series A Preferred Stock.

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

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

As of September 30, 2022 and December 31, 2021, there were 3,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

(a)Conversion at Option of holder. Each share of Series C Preferred Stock shall be convertible into 10,670 shares of Common Stock ("Conversion Ratio"), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series C Preferred Stock; provided that, for period of twenty for (24) months from the Issuance Date, if the Company issues shares of common stock, including common stock as the result of the purchase, exercise, or conversion of outstanding derivative or convertible securities (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than one billion sixty-six million nine hundred six thousand (1,066,906,000) shares (inclusive of conversions of Series C Preferred Stock at the Conversion Ratio immediately above), then the  Conversion Ratio for the Series C Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall equal to the sum of the currently issued and outstanding shares plus the Dilution Shares. A Ho1der shall affect a conversion by surrendering to the Company the original certificate or certificates representing the ·Shares of series C Preferred Stock to be converted to the Company, together with a completed form of conversion notice (the “Conversion Notice"). Each Conversion Notice shall specify the number of shares of Series C Preferred Stock to be converted, the date on which such conversion is to be affected, which date may not be prior to the Date the Holder delivers such Conversion Notice (the “Conversion Date”), and the Conversion Price determined. If no Conversion Date is specified in a Conversion Notice, the Conversion Date shall be the date that the Conversion Notice is delivered and each Conversion Notice, once given, shall be irrevocable.

On April 18, 2022, the Company received a notice of conversion from the holder of the 5 shares of Series C Convertible Preferred Stock converting into 135,896,517 shares of the Company’s common stock.

As of September 30, 2022 and December 31, 2021, there were none and 5 shares of Series C Convertible Preferred Stock issued and outstanding, respectively.

Certificate of Designation of Series D 3% Convertible Preferred Stock

On January 4, 2022, the Company filed a Certificate of Designation for Series D Convertible Preferred Stock with the Wyoming Secretary of State, designating 2,500,000 shares of preferred stock as Series D Convertible Preferred Stock. In February 2022, the Company filed an Amended and Restated Certificate of Designation, Preference and Rights of the Series D Convertible Preferred Stock. The Company amended and cancelled the mandatory provision and also amended the fixed conversion price from $0.001 to $0.0008. In April 2022, the Company filed another Amended and Restated Certificate of Designation, Preference and Rights of the Series D Convertible Preferred Stock whereby the

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Company amended the fixed conversion price from $0.0008 to $0.0005. In October 2022, the fixed conversion price was adjusted from $0.0005 to $0.0002 due to the subsequent sale of the Company’s common stock at $0.0002 per share in October 2022.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Between July 2022 and August 2022, the Company received a notice of conversion from two holders in the aggregate of 245,000 shares of Series D Convertible Preferred Stock and related accrued dividends of $5,610 converting into 501,219,817 shares of the Company’s common stock.

As of September 30, 2022, there were 1,435,000 shares of Series D Convertible Preferred Stock issued and outstanding.

Accrued Dividends on Preferred Stock

As of September 30, 2022 and December 31, 2021, accrued dividends related to the Series B, C, and D Convertible Preferred Stock amounted $27,663 and $5,335, respectively.

Common Stock Issued

On March 24, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation. The amendment reflected the increase in the authorized shares of common stock from 1,000,000,000 shares to 3,000,000,000 shares. On July 9, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation. The Amendment reflected the increase in the authorized shares of common stock from 3,000,000,000 shares to 6,000,000,000 shares. On April 28, 2022, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 6,000,000,000 shares to 9,000,000,000 shares. On September 26, 2022, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 9,000,000,000 shares to 15,000,000,000 shares.

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

From April 2022 through May 2022, the Company issued an aggregate of 232,079,442 shares of its common stock at an average contractual conversion price of approximately $0.0004 as a result of the conversion of principal of $108,750 and accrued interest of $4,350 for a total of $113,100 underlying certain outstanding convertible notes converted during such period.

In September 2022, the Company issued an aggregate of 416,000,000 shares of its common stock at an average contractual conversion price of approximately $0.0002 as a result of the conversion of principal of $80,000 and accrued interest of $3,200 for a total of $83,200 underlying certain outstanding convertible notes converted during such period.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	325,000	$0.50	4.84
Granted	797,916,666	0.002	-
Balance at December 31, 2021	798,241,666	$0.002	4.26
Granted	750,000,000	$0.0005	7.00
Exercised	(250,000)	0.50	2.40
Balance at September 30, 2022	1,547,991,666	$0.0005	4.96
Warrants exercisable at September 30, 2022	1,547,991,666	$0.0005	4.96

At September 30, 2022, the aggregate intrinsic value of warrants outstanding was $0.

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

In April 2022, a warrant holder elected to exercise 250,000 warrants by cashless exercise and converted into 54,500,000 common stock pursuant to the terms of the stock warrant agreement whereby the exercise price was subject to adjustment under an anti-dilution provision. Such warrants were granted in November 2019 and were issued in connection with a convertible note. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $878 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants for the three and nine months ended September 30, 2022.

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

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

SEPTEMBER 30, 2022 AND 2021

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

SEPTEMBER 30, 2022 AND 2021

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

(1)For the nine months ended September 30, 2022 and 2021, amortization of intangible assets amounted to $181,467 and $154,103, respectively. For the three months ended September 30, 2022 and 2021, amortization of intangible assets amounted to $60,489 for both periods.

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

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

Note 14 - Subsequent Events

Convertible Note Payable

On October 3, 2022, the Company entered into an 8% convertible note in the amount of $79,250 less legal and financing costs of $4,250 for net proceeds of $75,000 with Boot Capital LLC. The principal and accrued interest is payable on or before October 3, 2023. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 120% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note.

Conversion of Series D Preferred Stock

In October 2022, the Company received a notice of conversion from two holders in the aggregate of 161,000 shares of Series D Convertible Preferred Stock and related accrued dividends of $3,420 converting into 822,101,233 shares of the Company’s common stock.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Common Stock for Note Payable Conversion

In October 2022, the Company issued an aggregate of 891,800,000 shares of its common stock as a result of the conversion of principal and accrued interest on a notes payable issued on April 13, 2022 of $71,344 and incurred additional interest expense of $17,836 for a total of $89,180. The 891,800,000 shares of common stock had a fair value of $89,180, or $0.0001 per share, based on the quoted trading price on the date of grant.

Repayment of Convertible Note

In October 2022, the Company repaid back the principal amount of $54,250, accrued interest of $963 and prepayment penalty fee of $11,085 for a total of $66,298 related to a convertible note issued on July 11, 2022.

Sale of Common Stock

In October 2022, the Company sold an aggregate of 446,804,000 shares of Common Stock to various investors for total proceeds of $89,361 or approximately $0.0002 per share.

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

Results of Operations

Overview

Net revenues increased during the nine months ended September 30, 2022 due to Aphrodite’s Marketing and GearBubble Tech acquisition as compared to the nine months ended September 30, 2021 despite the impact of the current pandemic. Our retail operations have been impacted by the pandemic. We continue to evaluate our initiatives. We are expanding our online presence and have been experiencing positive results, but it is too early to assess the real impact.  The Company continues to position itself for the future with the acquisition of Aphrodite’s Marketing in February 2021 and GearBubble Tech in July 2021 and take advantage of the Bergio brand in the E-Commerce space as well as establishing a chain of retail stores worldwide.

The Company continues to pursue additional financing opportunities and we have initiated measures to strengthen our financial position. As a result, we have accomplished the following during the nine months ended September 30, 2022:

•We have converted approximately $1,379,000 including accrued interest of $77,000 of our convertible notes and loan into equity.

•Raised additional funding from convertible notes and sales of our Series D Preferred Stock.

These events have allowed us to reduce our debt and provided funding for operations. We continue to pursue other opportunities. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Three Months Ended
	September 30, 2022	September 30, 2021	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$ 1,318,851	$ 2,175,042	$ (856,191)	(39.36%)

Total net revenues	1,318,851	2,175,042	856,191	(39.36%)

Cost of revenues	595,063	1,410,873	(815,810)	(57.82%)

Gross profit	$ 723,788	$ 764,169	$ (40,381)	(5.28%)

Gross profit as a % of sales	54.88%	35.13%

	Nine months ended
	September 30, 2022	September 30, 2021	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$ 5,733,883	$ 5,461,676	$ 272,207	4.98%
Net revenues - related parties	139,716	-	139,716	100%
Total net revenues	5,873,599	5,461,676	411,923	7.54%

Cost of revenues	2,832,043	2,099,129	732,914	34.92%

Gross profit	$ 3,041,556	$ 3,362,547	$ (320,991)	(9.55%)

Gross profit as a % of sales	51.78%	61.57%

Net Revenues

Total net revenues for the three months ended September 30, 2022 including net revenues - related parties which amounted to $1,318,851 decreased by $856,191 as compared to $2,137,042. Total net revenues for the nine months ended September 30, 2022 including net revenues - related parties which amounted to $5,873,599 increased by $411,923 as compared to $5,461,676. The decrease in total net revenues during the three months ended September 30, 2022, was primarily due to the decrease in revenues of our majority owned subsidiary, Aphrodite’s Marketing, as a result of the decrease in marketing and advertising expenses through social media, digital marketing, and promotional campaigns. The increase in total net revenues during the nine months ended September 30, 2022 was primarily due to the acquisition of GearBubble Tech in July 2021 whereby the year 2022 current period included nine month revenues of GearBubble Tech as compared to only three months from the year 2021 prior period.

Cost of Revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out; costs associated with operation and maintenance of the Company’s platform. Cost of revenues for the three months ended September 30, 2022 decreased by $815,810 to $595,063 as compared to $1,410,873 as a result of the decrease in net revenues during the three month period. Cost of revenues for the nine months ended September 30, 2022 increased by $732,914 to $2,832,043 as compared to $2,099,129 and was primarily due to the acquisition of GearBubble Tech in July 2021 whereby the year 2022 current period included nine month of GearBubble Tech’s cost of revenues as compared to only three months from the year 2021 prior period.

Gross Profit

Gross profit decreased by $40,381 to $723,788 for the three months ended September 30, 2022 as compared to $764,169 for the nine months ended September 30, 2021. Gross profit decreased by $320,991 to $3,041,556 for the nine months ended September 30, 2022 as compared to $3,362,547 for the nine months ended September 30, 2021.  The decrease during the three months period was primarily attributable to the decrease in net revenues as discussed above. The decrease during the nine months period was primarily attributable to the increase in cost of revenues as discussed above.

Operating Expenses

Operating expenses decreased by $180,435 to $1,535,076 for the three months ended September 30, 2022 as compared to $1,715,511 for the three months ended September 30, 2021. The decrease was primarily attributable to i) decrease in selling and, marketing expenses of $313,260 primarily attributable to decrease in advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) increase professional and consulting expenses of $220,835 primarily related to increase in consulting and contractor fees related to increase operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech, iii) increase in compensation and related taxes of $7,277 and iv) decrease in general and administrative expenses of $95,287 due to decrease in office expenses as a result of cost cutting measures. The overall decrease in operating expenses reflect the decrease in advertising and marketing expenses through social media and digital marketing activities.

Operating expenses increased by $284,906 to $5,438,118 for the nine months ended September 30, 2022 as compared to $5,153,212 for the nine months ended September 30, 2021. The increase was primarily attributable to i) decrease in selling and, marketing expenses of $659,473 primarily attributable to decrease advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) increase professional and consulting expenses of $824,314 primarily related to increase in consulting and contractor fees related to increase operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech, iii) increase in compensation and related taxes of $382,766 primarily related to the increase in number of employees as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech. Additionally, the Company approved a bonus of $100,000 and recognized stock based compensation of $150,000 to our CEO for the nine months ended September 30, 2022 and iv) decrease in general and administrative expenses of $262,701 due to decrease in depreciation and office expenses as a result of cost cutting measures. The overall increase in operating expenses reflect the increase in business operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech.

Loss from Operations

As a result of the above, we had a loss from operation of $811,288 for the three months ended September 30, 2022 as compared to a loss from operations of $951,342 for the three months ended September 30, 2021. We had a loss from operation of $2,396,562 for the nine months ended September 30, 2022 as compared to a loss from operations of $1,790,665 for the nine months ended September 30, 2021.

Other Income (Expense)

For the three months ended September 30, 2022, the Company had other expense of $43,867 as compared to other expense of $495,926 for the three months ended September 30, 2021, a change of $64,848. The decrease in other expenses is primarily attributed to the decrease in amortization of debt discount and deferred financing cost of $480,616, decrease in interest expense of $50,318 due to the repayments of debt, and decrease in derivative expense of $89,735 offset by increase in change in fair value of derivative liabilities of $138,710.

For the nine months ended September 30, 2022, the Company had other expense of $722,284 as compared to other expense of $2,054,726 for the nine months ended September 30, 2021, a decrease of $1,332,442 in other expense. The decrease in other expense is primarily attributed to the decrease in amortization of debt discount and deferred financing cost of $748,987, increase in change in fair value of derivative liabilities of $1,187,055, decrease in derivative expense of $287,038, offset by decrease in gain from extinguishment of debt of $178,644 and increase in interest expense of $665,576 from note conversions.

Net Income (Loss) Attributable to Bergio International, Inc.

As a result of the above, we had net loss attributable to Bergio International, Inc. $581,704 for the three months ended September 30, 2022 as compared to $963,613 for the three months ended September 30, 2021. As a result of the above, we had net loss attributable to Bergio International, Inc. $2,146,779 for the nine months ended September 30, 2022 as compared to $2,984,584 for the nine months ended September 30, 2021.

Net Loss Available to Bergio International, Inc. Common Stockholders

As a result of the above, we had net loss available to Bergio International, Inc. common stockholders of $581,704 for the three months ended September 30, 2022 as compared to $963,613 for the three months ended September 30, 2021. As a result of the above, we had net loss available to Bergio International, Inc. common stockholders of $3,702,657 for the nine months ended September 30, 2022 as compared to $2,984,584 for the nine months ended September 30, 2021 after the recognition of deemed dividend of $1,555,878 upon the issuance of the Series D Preferred Stock.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2022, compared to December 31, 2021:

	September 30, 2022	December 31, 2021	Increase/ (Decrease)
Net revenues	$3,313,435	$4,384,185	$(1,070,750)

Total net revenues	$4,230,026	$6,748,062	$(2,518,036)

Gross profit	$(916,591)	$(2,363,877)	$1,447,286

At September 30, 2022 the Company had working capital deficit of $916,591 as compared to $2,363,877 at December 31, 2021. This decrease in working capital deficit is primarily attributed to the decrease in liabilities.

During the nine months ended September 30, 2022, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the nine months ended September 30, 2022, the Company used $2,175,047 in cash for operations as compared to $2,295,489 in cash used for operations for the nine months ended September 30, 2021. This increase in cash used in operations is primarily attributed to net loss of $2,146,779, amortization expense of $181,467, non-cash interest upon conversion of debt of $1,025,660, amortization of debt discount and deferred financing cost of $475,567, stock based compensation of $213,674, offset by non-controlling interest of $972,067, change in fair value of derivative liabilities of $569,108, gain from extinguishment of debt $349,314, and decrease in changes in operating assets and liabilities of $16,525 primarily attributable to increase in accounts receivable of $26,998, increase in accrued compensation - CEO of $319,765, decrease in inventory of $226,252, decrease in accounts payable and accrued liabilities of $227,296, and decrease in deferred compensation - CEO $346,163.

For the nine months ended September 30, 2021, the Company used $2,295,489 in cash for operations. This increase in cash used in operations is primarily attributed to increase in net loss, increase in depreciation and amortization expense of $174,434, increase in amortization of debt discount and deferred financing cost of $1,037,701, increase in derivative expense of $184,056, increase in change in fair value of derivative liabilities of $896,075, increase in inventory of 706,869, increase in accounts payable and accrued liabilities of $363,637 offset by non-controlling interest of $860,807, increase in gain from extinguishment of debt $304,407 and decrease in prepaid expenses of $363,637.

Cash used in investing activities: For the nine months ended September 30, 2022, the Company used $0 in cash for investing activities as compared to $886,209 of cash in investing activities for the nine months ended September 30, 2021 as a result of cash paid for the acquisition of GearBubble Tech for $2,000,000 and purchases of property and equipment of $47,685 offset by cash acquired from the acquisition of GearBubble Tech of $1,161,476.

Cash provided by financing activities: Cash provided by financing activities for the nine months ended September 30, 2022 was $1,269,094 as compared to $4,254,782 for the nine months ended September 30, 2021 and was primarily the result of net proceeds received from convertible notes of $126,250, sale of preferred stock of $1,555,000, proceeds from loans $1,003,140, proceeds from a note of $110,000 offset by repayments of loans payable of $776,804, repayment of secured notes of $400,000, repayment of note of $218,634 and repayment of advances to CEO of $129,858.

Cash provided by financing activities for the nine months ended September 30, 2021 was $4,254,782 and was primarily the result of increases in funds raised proceeds from the proceeds from notes payable of $1,788,750, sale of common stock of $3,768,730, proceeds from loans payable of $373,120, offset by repayments of loans payable, debt and convertible debt for a total of $1,675,057.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of September 30, 2022, principal amounts under the convertible notes payable was $54,250, net of debt discount of $40,576 at September 30, 2022.

Notes Payable

The Company has total notes payable of $755,050 classified as current portion and total notes payable - long term portion of $261,353 at September 30, 2022.

Loans Payable

The Company has loans payable and accrued interest of $1,230,392 at September 30, 2022.

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

The Company has suffered recurring losses and has an accumulated deficit of $18,182,991 as of September 30, 2022. As of September 30, 2022, the Company has principal amounts of convertible notes of $54,250, notes payable (current and long-term portion) of $1,016,403 and loans payable of $1,230,392. These factors raise substantial doubt about the

Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2022, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

In September 2022, the Company issued an aggregate of 416,000,000 shares of its common stock at an average contractual conversion price of approximately $0.0002 as a result of the conversion of principal of $80,000 and accrued interest of $3,200 for a total of $83,200 underlying certain outstanding convertible notes converted during such period.

In July 2022, the Company issued 12,857,143 shares of its common stock to a consultant for services rendered. The Company issued 12,857,143 shares of the Company’s common stock valued at approximately $0.0006 per share or $9,000, being the closing price of the stock on the date of grant to such consultant.

Between July 2022 and August 2022, the Company received a notice of conversion from two holders in the aggregate of 245,000 shares of Series D Convertible Preferred Stock and related accrued dividends of $5,610 converting into 501,219,817 shares of the Company’s common stock.

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

BERGIO INTERNATIONAL, INC.

Date: November 8, 2022	By:	/s/ Berge Abajian
	Name:	Berge Abajian
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)