Form 10-K
period 2022-12-31
Bergio International, Inc.
filed 2023-03-30
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Common Stock $.00001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

i

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

The aggregate market value of the voting and non-voting common stock (par value $0.00001 per share) held by non-affiliates on June 30, 2022 (the last business day of our most recently completed second fiscal quarter) was $1,533,849 using the closing price on June 30, 2022.

As of March 30, 2023, the registrant had 6,158,476,823 shares of common stock, par value $0.00001 per share, outstanding.

Documents Incorporated By Reference:  None.

TABLE OF CONTENTS

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

On March 5, 2014, the Company formed a wholly owned subsidiary called Crown Luxe, Inc. in the State of Delaware (“Crown Luxe”). Crown Luxe was established to operate the Company’s first retail store, which was opened in Bergen County, New Jersey in 2014.

During the fall of 2018, we opened our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. We are also contemplating the opening of new stores in the future.

The Company’s plan is also to expand its online presence and take advantage of the Bergio Brand. On February 10, 2021, we entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age Business”), pursuant to which the shareholders of Digital Age Business agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed subsidiary of the Company known as Aphrodite’s Marketing, Inc. (“Aphrodite’s Marketing”), a Wyoming corporation in exchange for created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). We own 51% of Aphrodite’s Marketing. In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing, Inc. (See Notes to the Consolidated Financial Statements for additional detail and Form 8-K file with the SEC on February 17, 2021).

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

Customers

For the years ended December 31, 2022 and 2021, no customer accounted for over 10% of total revenues.

As of December 31, 2022, total accounts receivable amounted to $119,931 and two customers represented 90% (60% and 30%) of this balance. As of December 31, 2021, accounts receivable amounted to $51,324 and two customers represented 75% of this balance.

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

Research and Development

There were no expenses incurred for research and development in year 2022 and 2021.

Employees

As of March 30, 2023, Bergio International, Inc, and subsidiaries had 17 full-time employees and 4 part-time employees. Our current employees are administrative, sales and marketing personnel. No personnel are covered by a collective bargaining agreement. We use the services of independent consultants and contractors from time to time when needed.

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

The Company has suffered recurring losses. During the year ended December 31, 2022, the Company had net loss attributable to Bergio International, Inc. of $2,269,691 and cash used in operations of $1,920,719. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2022, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

Through our majority owned subsidiary, Aphrodite’s Marketing, entered into an approximate three-year lease agreement on October 1, 2019, for its office facilities starting with a monthly base rent of $6,582. The base rent was subject to an annual increase as defined in the lease agreement. The Company did not renew this lease agreement in October 2022.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

On September 26, 2022, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 9,000,000,000 shares to 15,000,000,000 shares. In March 2023, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 15,000,000,000 shares to 25,000,000,000 shares.

The following table sets forth the range of the high and low bid quotations of the common stock for the past two years in the over-the-counter market, as reported by the OTC Markets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Years Ended December 31,
2022	High	Low
First Quarter	$0.003	$0.001
Second Quarter	0.001	0.001
Third Quarter	0.001	0.0002
Fourth Quarter	0.0003	0.00001

2021
First Quarter	$0.060	$0.005
Second Quarter	0.034	0.006
Third Quarter	0.012	0.005
Fourth Quarter	0.007	0.001

b) Holders

As of December 31, 2022, the Company had approximately 55 shareholders of record of its issued and outstanding common stock and preferred stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2022, we had an incentive stock and award plan under which 1,000,000,000 shares had been reserved for issuance. The following table shows information with respect this plan as of the fiscal year ended December 31, 2022:

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 500,000,000 shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. In September 2022, the Company met the prerequisite related to the effectiveness of an S-8 Registration Statement. The 500,000,000 shares of common stock have not been issued to the CEO and have been recorded as common stock issuable as of December 31, 2022.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

On April 18, 2022, the Company received a notice of conversion from the holder of the 5 shares of Series C Convertible Preferred Stock converting into 135,896,517 shares of the Company’s common stock.

Between January 2022 and February 2022, the Company sold an aggregate of 855,000 shares of the Series D Convertible Preferred Stock for total net proceeds of $815,000 after deducting legal and financing cost of $10,000 or approximately $0.96 per share.

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

In October 2022, the Company issued an aggregate of 891,800,000 shares of its common stock as a result of the conversion of principal of $63,700 and accrued interest $7,644 on a notes payable issued on April 13, 2022 and incurred additional interest expense of $17,836 for a total of $89,180.

In July 2022, the Company issued 12,857,143 shares of its common stock to a consultant for services rendered. The Company issued 12,857,143 shares of the Company’s common stock valued at approximately $0.0006 per share or $9,000, being the closing price of the stock on the date of grant to such consultant.

Rule 10B-18 Transactions

During the year ended December 31, 2022, there were no repurchases of the Company’s common stock by the Company.

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

On March 5, 2014, the Company formed a wholly owned subsidiary called Crown Luxe, Inc. in the State of Delaware (“Crown Luxe”). Crown Luxe was established to operate the Company’s first retail store, which was opened in Bergen County, New Jersey in 2014.

During the fall of 2018, we opened our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. We are also contemplating the opening of new stores in the future.

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age Business”), pursuant to which the shareholders of Digital Age Business  agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed subsidiary of the Company known as Aphrodite’s Marketing, Inc., a Wyoming corporation in exchange for created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). In addition, the Company will provide an additional $5,000,000 in financing for Aphrodite’s Marketing, Inc. We own 51% of Aphrodite’s Marketing, Inc.

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

Aphrodite’s Marketing and GearBubble Tech have increased our online presence and provide for expansion of the Bergio Brand. Aphrodite is a one-stop shop for jewelry, gifts, and surprises for any occasion. The online stores provide for a unique gifting experience in the ecommerce space. With their technological experience in ecommerce, we expect to grow the Bergio Brand, and in conjunction with Bergio’s design expertise and years of experience in the jewelry industry, we believe we can successfully grow the business.

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

Results of Operations - For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Overview

Net revenues decreased during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Our retail operations have been impacted by the pandemic. We continue to evaluate our initiatives. We have expanded our online presence and the Company continues to position itself for the future with the acquisition of Aphrodite’s Marketing and GearBubble Tech and take advantage of the Bergio brand in the E-Commerce space as well as establishing a chain of retail stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. We continue to be excited about our store in Atlantic City, NJ. Our initial store in northern New Jersey has not done as well as we had hoped and the wholesale market has also not been favorable but with the addition of our online presence it has helped the company to reach a favorable balance.

The Company continues to pursue additional financing opportunities and we have initiated measures to strengthen our financial position. As a result, we have accomplished the following:

•We have converted approximately $1,379,000 including accrued interest of $77,000 of our convertible notes and loan into equity.

•Raised additional funding from convertible notes, sales of our Series D Preferred Stock and Common Stock.

These events have allowed us to reduce our debt and provided funding for operations. We continue to pursue other opportunities. Moreover, there is no assurance that sufficient funding will be available, or if available, that its terms will be favorable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Years ended December 31,
	2022	2021	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$9,677,710	$10,997,988	$(1,320,278)	(12.00)%
Net revenues - related parties	139,716	-	139,716	100%
Total net revenues	9,817,426	10,997,988	(1,180,562)	(10.73)%

Cost of revenues	4,622,490	4,553,047	69,443	1.53%

Gross profit	$5,194,936	$6,444,941	$(1,250,005)	(19.40%)

Gross profit as a % of sales	52.91%	58.60%

Net Revenues

Net revenues for the year ended December 31, 2022 including ret revenues – related parties which amounted to $9,817,426 decreased by $1,180,562 as compared to $10,997,988. The decrease in total net revenues during the year ended December 31, 2022, was primarily due to the decrease in revenues of our majority owned subsidiary, Aphrodite’s Marketing, as a result of the decrease in marketing and advertising expenses through social media, digital marketing, and promotional campaigns.

Cost of Revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out, costs associated with operation and maintenance of the Company’s platform.  Cost of revenues for the year ended December 31, 2022 which amounted to $4,622,490 increased by $69,443 as compared to $4,553,047. This increase is primarily due to the acquisition of GearBubble Tech in July 2021 whereby the fiscal year 2022 current period included a full year of GearBubble Tech’s cost of revenues as compared to only six months from the fiscal year 2021 prior period.

Gross Profit

Gross profit decreased by $1,250,005 to $5,194,936 for the year ended December 31, 2022 as compared to $6,444,941 for the year ended December 31, 2022.  This decrease is primarily attributable to the decrease in net revenues as discussed above.

Operating Expenses

Operating expenses decreased by $360,673 to $7,563,009 for the year ended December 31, 2022 as compared to $7,923,682 for the year ended December 31, 2021. The decrease was primarily attributable to i) decrease in selling and marketing expenses of $1,167,272 primarily attributable to decrease in advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) increase professional and consulting expenses of $512,040 primarily related to increase in consulting and contractor fees related to increase operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech, iii) increase in compensation and related taxes of $210,526 primarily related to the increase in number of employees as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech. Additionally, the Company approved a bonus of $100,000 and recognized stock based compensation of $150,000 to our CEO for the year ended December 31, 2022 and iv) increase in general and administrative expenses of $84,033 primarily attributable to increase in amortization expense, insurance, and office expenses . The overall increase in operating expenses reflect the increase in business operations as a result of the acquisition of Aphrodite’s Marketing and GearBubble Tech.

Loss from Operations

As a result of the above, we had a loss from operation of $2,368,073 for the year ended December 31, 2022 as compared to a loss from operations of $1,478,741 for the year ended December 31, 2021.

Other Expenses, net

For the year ended December 31, 2022, the Company had other expenses, net of $889,535 as compared to other expenses, net of $2,083,444 for the year ended December 31, 2021, a decrease of $1,193,909 in other expense. The decrease in other expense is primarily attributed to the decrease in amortization of debt discount and deferred financing cost of $1,424,034, increase in change in fair value of derivative liabilities of $233,268, decrease in derivative expense of $317,198, decrease in fraud loss caused by computer hackers of $219,174, offset by decrease in gain from extinguishment of debt of $225,352 and increase in interest expense of $740,616 from note conversions.

Net Loss Attributable to Bergio International, Inc.

As a result of the above, we had net loss attributable to Bergio International, Inc. $2,269,691 for the year ended December 31, 2022 as compared to $2,638,556 for the year ended December 31, 2021.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2022, compared to December 31, 2021.

	December 31,		Increase/
	2022	2021	(Decrease)
Current Assets	$3,440,464	$4,384,185	$(943,721)

Current Liabilities	$4,254,005	$6,748,062	$(2,494,057)

Working Capital	$(813,541)	$(2,363,877)	$1,550,336

Our working capital deficit was $813,541 at December 31, 2022 as compared to working capital of $2,363,877 at December 31, 2021. This decrease in working capital deficit is primarily attributed to the decrease in liabilities.

During the year ended December 31, 2022, the Company had a net decrease in cash of $(628,947). The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.

For the year ended December 31, 2022, the Company used $1,920,719 in cash for operations as compared to $2,179,237 in cash used for operations for the year ended December 31, 2021. This decrease in cash used in operations is primarily attributed to net loss of $2,269,691, amortization expense of $241,956, depreciation of $40,252, non-cash interest upon conversion of debt of $1,043,496, amortization of debt discount and deferred financing cost of $544,763, stock based compensation of $213,674, offset by non-controlling interest of $987,917, change in fair value of derivative liabilities of $627,696, gain from extinguishment of debt $405,700, and increase in changes in operating assets and liabilities of $324,933 primarily attributable to increase in accounts receivable of $68,607, increase in accrued compensation – CEO of $319,640, decrease in inventory of $350,522, decrease in accounts payable and accrued liabilities of $51,393, and decrease in deferred compensation – CEO $346,163.

For the year ended December 31, 2021, the Company used $2,179,237 in cash for operations. This increase in cash used in operations is primarily attributed to increase in net loss, increase in depreciation and amortization expense of $237,879, increase in amortization of debt discount and deferred financing cost of $1,732,163, increase in derivative expense of $227,619, increase in change in fair value of derivative liabilities of $80,347, increase in inventory of 943,477, increase in accounts payable and accrued liabilities of $338,343 offset by non-controlling interest of $923,629, increase in gain from extinguishment of debt $594,776, decrease in accounts receivable of $48,931, decrease in prepaid expenses of $362,111, and decrease deferred compensation of $99,408.

Cash used in investing activities.

For the year ended December 31, 2021, the Company used $886,209 in cash for investing activities as a result of cash paid for the acquisition of GearBubble Tech for $2,000,000 and purchases of property and equipment of $47,685 offset by cash acquired from the acquisition of GearBubble Tech of $1,161,476 as compared to $0 of cash used in investing activities for the year ended December 31, 2022.

Cash provided financing activities.

Cash provided by financing activities for the year ended December 31, 2022 was $1,291,772 as compared to $4,088,560 for the year ended December 31, 2021 and was primarily the result of net proceeds received from convertible notes of $201,250, sale of preferred stock of $1,555,000, sale of common stock of $89,361, proceeds from loans and advances of $1,213,650, proceeds from a note of $110,000 offset by repayments of loans payable of $1,211,601, repayment of secured notes of $400,000, and repayment of note of $272,884.

Net cash provided by financing activities for the year ended December 31, 2021 was $4,088,560. This increase is primarily the result of net proceeds received from convertible notes of $1,890,000, sale of common stock of $3,768,730, proceeds from loans and note payable of $1,196,547 offset partially by repayments of loans and notes payable of $2,108,520, repayment of debt of $567,403 and repayment of convertible debt of $30,000.

Our indebtedness is comprised of various convertible debt, notes payable, loans payable, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of December 31, 2022, principal amounts under the convertible notes payable was $79,250, net of debt discount of $59,926.

Notes Payable

The Company has total notes payable of $702,504 classified as current portion and total notes payable – long term portion of $259,496 at December 31, 2022.

Loans and Advances Payable

The Company has loans payable and accrued interest of $1,072,089 at December 31, 2022.

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

The Company has suffered recurring losses and has an accumulated deficit of approximately $19.6 million as of December 31, 2022. As of December 31, 2022, the Company has $79,250 in principal amounts of convertible notes, notes payable (current and long-term portion) of $962,000 and $1,072,089 in loans and advances payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

It is our intention to establish Bergio as a holding company for the purpose of establishing retails stores worldwide. Our branded product lines are products and/or collections designed by our designer and CEO Berge Abajian and will be the centerpiece of our retail stores. We also intend to complement our own quality-designed jewelry with other products and our own specially-designed handbags. This is in line with our strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products. It is our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. The Company has also increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations. The acquired majority owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech, of which Bergio owns 51% will increase our online presence and provide the opportunity for future growth.

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

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued liabilities, accrued compensation, and deferred compensation approximate their fair market value based on the short-term maturity of these instruments.

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

There are no reportable events under this item for the year ended December 31, 2022.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2022, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 30, 2023. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board, and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name (age)	Position	Year First Elected a Director
Berge Abajian (63)	Chief Executive Officer and Chairman	2007

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

Audit Committee

We do not have a separately designated standing audit committee. The entire Board performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

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

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if necessary.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2022, were timely.

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 500,000,000 shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. As of December 31, 2021, the Company did not meet the prerequisite related to the effectiveness of an S-8 Registration Statement. In September 2022, the Company has met the prerequisite related to the effectiveness of an S-8 Registration Statement. Accordingly, during the year ended December 31, 2022, the Company recognized stock-based compensation of $150,000 or $0.0003 per share. The 500,000,000 shares of common stock have not been issued to the CEO and have been recorded as common stock issuable as of December 31, 2022.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during years ended 2022 and 2021, respectively.

Name and Principal Position	Fiscal Year	Salary ($)(1)(2)	Bonus ($)(3)	Stock Awards ($)(4)	All Other Compensation $(5)	Total ($)
Berge Abajian	2022	$245,500	$100,000	$150,000	$41,411	$536,911
CEO and Chairman	2021	$200,000	-	-	$19,079	$219,079

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

(3)No bonus compensation was made to the NEO’s in 2021. In April 2022, the Board approve a bonus of $100,000 to the NEO as per his Amended Employment Agreement. The Company has not paid the bonus compensation of $100,000 as of December 31, 2022 and has been recorded as accrued bonus compensation.

(4)In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 500,000,000 shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which has been filed with the Securities and Exchange Commission on September 21, 2022. Accordingly, during the year ended December 31, 2022, the Company recognized stock-based compensation of $150,000 or $0.0003 per share. The 500,000,000 shares of common stock have not been issued to the CEO and have been recorded as common stock issuable as of December 31, 2022. There were no options granted to NEO during the year ended December 31, 2022 and 2021.

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

Each Option shall contain the following material terms:

(i)the exercise price, which shall be determined by the Committee at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the Common Stock is listed or quoted, as applicable) of the Common Stock of the Company on the date the Option is granted, provided that if the recipient of the Option owns more than ten percent (10%) of the total combined voting power of the Company, the exercise price shall be at least 110% of the Fair Market Value;

(ii)the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than ten (10) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Stock Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

(iii)subject to acceleration in the event of a Change of Control of the Company (as further described in the Plan), the period during which the Options vest shall be designated by the Committee or, in the absence of any Option vesting periods designated by the Committee at the time of grant, shall vest and become exercisable in equal amounts on each fiscal year of the Company through the five (5) year anniversary of the date on which the Option was granted;

(iv)no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient; and

(v)with respect to Incentive Stock Options, the aggregate Fair Market Value of Common Stock that may be issued for the first time during any calendar year shall not exceed $100,000.

Each award of Restricted Stock is subject to the following material terms:

(i)no rights to an award of Restricted Stock is granted to the intended recipient of Restricted Stock unless and until the grant of Restricted Stock is accepted within the period prescribed by the Committee;

(ii)Restricted Stock shall not be delivered until they are free of any restrictions specified by the Committee at the time of grant;

(iii)shares of Restricted Stock are forfeitable until the terms of the Restricted Stock grant have been satisfied; and

(iv)the Restricted Stock are not transferable until the date on which the Committee has specified such restrictions have lapsed.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 30, 2023, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of Class(2)
Named Directors and Officers
Berge Abajian, Chairman and CEO (3)	7	*%

All Officers and Directors as a Group (1 person)	7	*%

•Less than 0.1%.

(1)Unless otherwise indicated, the address of each beneficial owner listed above is c/o Bergio International, Inc., 12 Daniel Road East, Fairfield, NJ 07007.

(2)Based on a total of 6,158,480,262 shares of common stock outstanding on March 30, 2023.

(3)Mr. Abajian also owns 75 shares of the Company’s Series A Preferred Stock.

Issuances under the Compensation Plan

The following table provides information as of December 31, 2022 regarding compensation plans under which options to purchase securities of the Company are authorized for issuance.

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 500,000,000 shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. In September 2022, the Company has met the prerequisite related to the effectiveness of an S-8 Registration Statement. The 500,000,000 shares of common stock have not been issued to the CEO and have been recorded as common stock issuable as of December 31, 2022.

No options or shares were issued under the Plan for the year ending December 31, 2022.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At December 31, 2022 and 2021, $142,854 and $145,347 (fiscal 2021 was primarily consisted of accrued interest) was due to such officer, respectively. During the year ended December 31, 2022, the CEO provided advances to the Company for working capital purposes of $190,000 and the Company repaid $192,493 of these advances.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered our independent registered public accountants, BF Borgers CPA PC for audits and reviews performed for the years ended December 31, 2022 and 2021. Fees for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Audit Fees	$115,500	$124,600
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	115,500	124,600
Tax Fees	-	-
All Other Fees	-	-

Total	$115,500	$124,600

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

Audit Related Fees, tax and other fees.  No other fees under these categories were paid in 2022 and 2021.

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

10.16	Bergio International, Inc. 2021 Stock Incentive Plan (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

*Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: March 30, 2023	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	Chief Executive Officer and Chairman	March 30, 2023
Berge Abajian

Bergio International, Inc. and Subsidiaries

Contents

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bergio International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bergio International, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We determined that there are no critical audit matter

/s/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

March 30, 2023

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS:

Current assets:
Cash	$464,248	$1,093,195
Accounts receivable	119,931	26,323
Accounts receivable - related parties	-	25,001
Inventory	2,855,585	3,206,107
Prepaid expenses and other current assets	700	33,559
Total current assets	3,440,464	4,384,185

Property and equipment, net	50,164	90,416
Goodwill	5,681,167	5,681,167
Intangible assets, net	269,319	511,275
Operating lease right of use assets	24,595	101,090
Investment in unconsolidated affiliate	6,603	6,603

Total Assets	$9,472,312	$10,774,736

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued liabilities	$1,851,432	$$2,091,811
Bank overdraft	11,582	-
Accrued compensation - CEO	319,640	-
Secured notes payable, net of debt discount	-	338,925
Notes payable - current portion, net of debt discount	702,504	855,158
Convertible notes payable, net of debt discount	19,324	946,286
Loans and advances payable including accrued interest	1,072,089	969,646
Deferred compensation - CEO	-	346,163
Advances from CEO and accrued interest	142,854	145,347
Derivative liability - convertible debt	108,594	478,212
Derivative liability - acquisition	7,914	500,020
Operating lease liabilities - current	18,072	76,494
Total current liabilities	4,254,005	6,748,062

Long-term liabilities:
Notes payable - long-term	259,496	261,776
Operating lease liabilities - long-term	6,524	24,595
Total long term liabilities	266,020	286,371

Total Liabilities	4,520,025	7,034,433

Commitments and contingencies	-	-

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

- CONTINUED -

	December 31, 2022	December 31, 2021

Stockholders’ equity
Preferred stock 10,000,000 shares authorized Series A preferred stock - $0.001 par value, 75 shares authorized, 75 and 75 shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and 3,000 shares issued and outstanding at December 31, 2022 and 2021, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5,000,000 shares authorized, none and 5 shares issued and outstanding at December 31, 2022 and 2021, respectively ($100 per share liquidation value)	-	-
Convertible Series D preferred stock - $0.00001 par value, 2,500,000 shares authorized, 1,274,000 and none shares issued and outstanding at December 31, 2022 and 2021, respectively ($1 per share liquidation value)	13	-
Common stock, $0.00001 par value; 25,000,000,000 shares authorized, 6,158,476,823 and 1,216,519,661 shares issued and outstanding as of December 31, 2022 and 2021, respectively	61,585	12,165
Common stock issuable (500,000,000 and 16,021,937 shares as of December 31, 2022 and 2021, respectively)	5,000	160
Treasury stock	-	103,700
Additional paid-in capital	26,036,436	18,634,146
Accumulated deficit	(19,605,358)	(14,452,396)
Total Bergio International, Inc. stockholders’ equity	6,497,676	4,297,775

Non-controlling interest in subsidiaries	(1,545,389)	(557,472)

Total Stockholders’ equity	4,952,287	3,740,303

Total Liabilities and Stockholders’ Equity	$9,472,312	$10,774,736

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Net revenues	$9,677,710	$10,997,988
Net revenues - related parties	139,716	-
Total net revenues	9,817,426	10,997,988

Cost of revenues	4,622,490	4,553,047

Gross profit	5,194,936	6,444,941

Operating expenses:
Selling and marketing expenses	3,175,036	4,342,308
Professional and consulting expenses	2,147,323	1,635,283
Compensation and related expenses	1,200,929	990,403
General and administrative expenses	1,039,721	955,688
Total operating expenses	7,563,009	7,923,682

Loss from operations	(2,368,073)	(1,478,741)

Other income (expenses)
Interest expense	(1,315,077)	(574,461)
Derivative expense	(37,706)	(354,904)
Amortization of debt discount and deferred financing cost	(544,763)	(1,968,797)
Loss from foreign currency transactions	(23,591)	(6,871)
Fraud loss caused by computer hackers	(21,288)	(240,462)
Change in fair value of derivative liabilities	627,696	394,428
Interest income	429	1,390
Forgiveness of PPP loan	-	18,291
Other income	19,065	16,890
Gain from extinguishment of debt, net	405,700	631,052
Total other expenses, net	(889,535)	(2,083,444)

Loss before provision for income taxes	(3,257,608)	(3,562,185)

Provision for income taxes	-	-

Net loss	(3,257,608)	(3,562,185)

Losses attributable to non-controlling interest	987,917	923,629

Net loss attributable to Bergio International, Inc.	$(2,269,691)	$(2,638,556)

Deemed dividend	(2,847,378)	-

Net loss available to Bergio International, Inc. common stockholders	$(5,117,069)	$(2,638,556)

Net loss per common share:
Basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding:
Basic and diluted	3,715,697,337	546,098,201

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2021	75	$-	3,000	$-	5	$-	-	$-	1,216,519,661	$12,165	16,021,937	$160	$18,634,146	$103,700	$(14,452,396)	$(557,472)	$3,740,303

Series D preferred stock issued for cash, net of offering cost	-	-	-	-	-	-	1,680,000	17	-	-	-	-	1,554,983	-	-	-	1,555,000
Deemed dividend upon issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	2,846,500	-	(2,846,500)	-	-
Issuance of common stock for conversion of Series C preferred stock	-	-	-	-	(5)	-	-	-	135,896,517	1,359	-	-	(1,359)	-	-	-	-
Reclassification of derivative liability to equity upon conversion of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	67,284	-	-	-	67,284
Common stock issued for cash	-	-	-	-	-	-	-	-	446,804,000	4,468	-	-	84,893	-	-	-	89,361
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	2,952,556,515	29,526	-	-	2,541,610	-	-	-	2,571,136
Issuance of common stock for common stock issuable	-	-	-	-	-	-	-	-	16,021,937	160	(16,021,937)	(160)	-	-	-	-	-
Issuance of common stock for conversion of Series D preferred stock and accrued dividends	-	-	-	-	-	-	(406,000)	(4)	1,323,321,050	13,233	-	-	(4,199)	-	-	-	9,030
Common stock issuable for services to CEO	-	-	-	-	-	-	-	-	-	-	500,000,000	5,000	145,000	-	-	-	150,000
Common stock issued for services	-	-	-	-	-	-	-	-	12,857,143	129	-	-	8,871	-	-	-	9,000
Cashless exercise of stock warrants	-	-	-	-	-	-	-	-	54,500,000	545	-	-	333	-	(878)	-	-
Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	54,674	-	-	-	54,674
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(35,893)	-	(35,893)
Cancellation of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	103,700	(103,700)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,269,691)	(987,917)	(3,257,608)

Balance, December 31, 2022	75	$-	3,000	$-	-	$-	1,274,000	$13	6,158,476,823	$61,585	500,000,000	$5,000	$26,036,436	$-	$(19,605,358)	$(1,545,389)	$4,952,287

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2020	51	$-	-	$-	-	$-	-	$-	90,823,799	$908	-	$-	$11,532,849	$103,700	$(11,808,505)	$-	$(171,048)

Preferred stock issued to CEO	24	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	-	-	-	-	538,403,000	5,384	-	-	3,763,346	-	-	-	3,768,730
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	587,292,862	5,873	-	-	1,123,808	-	-	-	1,129,681
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	16,021,937	160	7,651	-	-	-	7,811
Value of preferred stock at issuance associated with the acquisition of Aphrodite’s Marketing	-	-	3,000	-	5	-	-	-	-	-	-	-	664,105	-	-	-	664,105
Common stock warrants granted in connection with the issuance of convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	687,500	-	-	-	687,500
Beneficial conversion feature in connection with the issuance of convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	687,500	-	-	-	687,500
Common stock warrants granted in connection with the issuance of secured notes payable	-	-	-	-	-	-	-	-	-	-	-	-	162,387	-	-	-	162,387
Proceeds from grants	-	-	-	-	-	-	-	-	-	-	-	-	5,000	-	-	-	5,000
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,335)	-	(5,335)
Non-controlling interest upon acquisition of GearBubble and Aphrodite’s Marketing	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	366,157	366,157
Net loss	-	-	-	-	-	-	-	-			-	-			(2,638,556)	(923,629)	(3,562,185)

Balance, December 31, 2021	75	$-	3,000	$-	5	$-	-	$-	1,216,519,661	$12,165	16,021,937	$160	$18,634,146	$103,700	$(14,452,396)	$(557,472)	$3,740,303

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Bergio International, Inc.	$(2,269,691)	$(2,638,556)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest in subsidiaries	(987,917)	(923,629)
Amortization expense	241,956	214,592
Depreciation expense	40,252	55,825
Stock-based compensation	213,674	118,451
Amortization of debt discount and deferred financing costs	544,763	1,968,797
Derivative expense	37,706	354,904
Forgiveness of debt	-	(18,291)
Gain from settlement of loan included in other income	-	(6,000)
Change in fair value of derivative liabilities	(627,696)	(394,428)
Gain from extinguishment of debt	(405,700)	(631,052)
Non-cash interest upon conversion of debt	1,043,496	14,425
Amortization of right of use assets	(76,495)	50,337
Change in operating assets and liabilities:
Accounts receivable	(68,607)	48,931
Inventory	350,522	(943,477)
Prepaid expenses and other current assets	32,859	362,111
Investment in unconsolidated affiliate	-	(775)
Accounts payable and accrued liabilities	(51,393)	338,343
Bank overdraft	11,582	-
Accrued compensation - CEO	319,640	-
Operating lease obligations	76,493	(50,337)
Deferred compensation - CEO	(346,163)	(99,408)
NET CASH USED IN OPERATING ACTIVITIES	(1,920,719)	(2,179,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from the acquisition of GearBubble	-	1,161,476
Cash paid upon acquisition of GearBubble	-	(2,000,000)
Purchase of property and equipment	-	(47,685)
NET CASH USED IN INVESTING ACTIVITIES	-	(886,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	89,361	3,768,730
Proceeds from sale of preferred stock, net of offering cost	1,555,000	-
Proceeds from government grant	-	5,000
Proceeds from note payable	110,000	18,291
Proceeds from loans and advances payable	1,213,650	683,256
Proceeds from convertible notes, net of debt issuance cost	201,250	1,890,000
Proceeds from secured note payable	-	495,000
Repayment on convertible debt	-	(30,000)
Repayment on note payable	(272,884)	(309,867)
Repayment on loans payable	(1,211,601)	(1,608,653)
Repayment on debt	-	(567,403)
Repayment on secured notes payable	(400,000)	(190,000)
Advance from (payments to) Chief Executive Officer, net	6,996	(65,794)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,291,772	4,088,560

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(628,947)	1,023,114
CASH AND CASH EQUIVALENTS - beginning of year	1,093,195	70,081
CASH AND CASH EQUIVALENTS - end of year	$464,248	$1,093,195

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- CONTINUED -

	For the Years Ended December 31,
	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$26,658	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt, loans payable, and accrued interest	$1,463,940	$1,129,681
Deemed dividend upon issuance of Series D preferred stock	$2,847,378	$-
Debt discount in connection with the issuance of stock warrants	$-	$1,375,000
Initial amount of ROU asset and related liability	$-	$122,946
Initial derivative liability recorded in connection with convertible notes payable	$201,250	$515,000
Initial derivative liability recorded in connection with acquisition of Aphrodite’s Marketing related to the issuance of Series B preferred stock	$-	$821,738
Initial derivative liability recorded due to commission fees for the acquisition of Aphrodite’s Marketing related to the issuance of Series C preferred stock	$-	$110,640
Issuance of Series B preferred stock issued for the acquisition of Aphrodite’s Marketing	$-	$664,105
Non-controlling interest upon acquisition of GearBubble	$-	$366,157
Reclassification of derivative liability to equity upon conversion of Series C preferred stock	$67,284	$-

Net liability assumed in acquisition of Aphrodite’s Marketing:
Cash	$-	$60,287
Accounts receivable, net	-	125,726
Inventory	-	1,119,593
Prepaid expenses	-	291,783
Accounts payable and accrued liabilities	-	(1,283,244)
Loans payable	-	(2,304,438)
Note payable - long term	-	(150,000)
Net liability assumed	-	(2,140,293)

Net assets assumed in acquisition of GearBubble:
Cash	$-	$1,161,476
Prepaid expenses and other current assets	-	40,000
Property and equipment	-	4,412
Accounts payable and accrued liabilities	-	(458,628)
Net assets assumed	$-	$747,260

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

On September 26, 2022, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 9,000,000,000 shares to 15,000,000,000 shares. In March 2023, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 15,000,000,000 shares to 25,000,000,000 shares.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-K, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for financial information, which includes the consolidated financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of December 31, 2022. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Non-controlling Interest in Consolidated Financial Statements

In December 2007, the Financial Accounting Standard Board (“FASB”) issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance.

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of December 31, 2022 and 2021, the Company recorded a non-controlling interest balance of $(1,545,389) and $(557,472), respectively, in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying consolidated balance sheet and losses attributable to non-controlling interest of $987,917 and $923,629 during the years ended December 31, 2022 and 2021, respectively as reflected in the accompanying consolidated statements of operations.

Note 2 - Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to Bergio International, Inc. and cash used in operations of $2,269,691 and $1,920,719, respectively, for the year ended December 31, 2022. Additionally, the Company had an accumulated deficit of approximately $19,605,358 million and working capital deficit of $813,541 at December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations. As noted in Note 12, between January 2022 and April 2022, the Company received net proceeds of $1,555,000 from the sale of Series D convertible preferred stock.

The Company increased its online presence and provided for the expansion of the Company’s branded product lines. The acquired majority owned subsidiaries, Aphrodite Marketing and GearBubble Tech of which the Company owns 51%, will enhance the Company’s online presence and provide the opportunity for future growth. However, there can be no assurance that this venture will be successful or that the Company can raise the required capital to fund this operation.

These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly owned and majority owned subsidiaries as of December 31, 2022. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2022 and 2021 include the estimates of useful lives of property and equipment and intangible assets, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the fair value of warrants issued with debt, the valuation allowance on deferred tax assets, and stock-based compensation.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions, and third-party e-commerce platform fees and selling fees. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $3,175,036 and $4,888,890 for the years ended December 31, 2022 and 2021, are included in selling and marketing expenses on the consolidated statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in selling and marketing expenses as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relates to the presentation of selling and marketing expenses, and compensation and related expenses, separately on the consolidated statements of operation previously included in the general and administrative expenses, and the presentation of accounts receivable - related party separately on the consolidated balance sheets previously included in accounts receivable.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued liabilities, accrued compensation, and deferred compensation approximate their fair market value based on the short-term maturity of these instruments.

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at:

	December 31, 2022			December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$-	$-	$116,508	$-	$-	$978,232

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2022 and December 31, 2021. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At December 31, 2022 and 2021, the Company did not have cash in excess of FDIC limits.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $0 for both periods.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Inventory

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale. Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the years ended December 31, 2022 and 2021.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 - “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Concentration Risk

Concentration of Revenues

For the years ended December 31, 2022 and 2021, no customer accounted for over 10% of total revenues.

Concentration of Purchases

The Company purchased approximately 36% of its finished products from two vendors (15% and 21%) during the year ended December 31, 2022. The Company purchased approximately 25% of its finished products from two vendors (11% and 14%) during the year ended December 31, 2021.

Concentration of Accounts Receivable

As of December 31, 2022, total accounts receivable amounted to $119,931 and two customers represented 90% (60% and 30%) of this balance. As of December 31, 2021, accounts receivable amounted to $51,324 and two customers represented 75% of this balance.

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

Note 4 - Property and Equipment

Property and equipment consist of the following:

	December 31,
	2022	2021

Leasehold improvements	$391,722	$391,722
Office and computer equipment	581,352	581,352
Selling equipment	8,354	8,354
Furniture and fixtures	20,511	20,511

Total at cost	1,001,939	1,001,939
Less: Accumulated depreciation	(951,775)	(911,523)

	$50,164	$90,416

Depreciation expense for the years ended December 31, 2022 and 2021 was $40,252 and $55,825, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The potentially dilutive common stock equivalents as of December 31, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

	December 31, 2022	December 31, 2021

Common Stock Equivalents:
Stock Warrants	1,547,991,666	798,241,666
Convertible Preferred Stock	8,367,543,047	1,277,345,644
Convertible Notes	12,192,307,692	411,183,645
Total	22,107,842,405	2,486,770,955

Note 6 - Convertible Notes Payable

As of December 31, 2022 and 2021, convertible notes payable consisted of the following:

	December 31, 2022	December 31, 2021

Principal amount	$79,250	$1,259,000
Less: unamortized debt discount	(59,926)	(312,714)
Convertible notes payable, net	$19,324	$946,286

Power Up Lending Group

On January 15, 2021, the Company entered into an 8% convertible note in the amount of $43,500 with Power Up Lending Group. The principal and accrued interest were payable on or before January 15, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of $43,500 and $1,740 of accrued interest were fully converted into 11,905,263, shares of common stock. The outstanding principal and accrued interest balance at December 31, 2022 and 2021 was $0.

On January 29, 2021, the Company entered into an 8% convertible note in the amount of $33,000 with Power Up Lending Group. The principal and accrued interest were payable on or before January 29, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of $33,000 and $1,320 of accrued interest were fully converted into 9,031,579, shares of common stock. The outstanding principal and accrued interest balance at December 31, 2022 and 2021 was $0.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On March 3, 2021, the Company entered into an 8% convertible note in the amount of $63,500 with Power Up Lending Group. The principal and accrued interest were payable on or before March 3, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of $63,500 and $2,540 of accrued interest were fully converted into 20,012,121, shares of common stock. The outstanding principal and accrued interest balance at December 31, 2022 and 2021 was $0.

On May 11, 2021, the Company entered into an 8% convertible note in the amount of $53,750 less legal and financing costs of $3,750 for net proceeds of $50,000 with Power Up Lending Group. The principal and accrued interest were payable on or before May 11, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of $53,750 and $2,150 of accrued interest were fully converted into 19,275,862, shares of common stock. The outstanding principal and accrued interest balance at December 31, 2022 and 2021 was $0.

On June 22, 2021, the Company entered into an 8% convertible note in the amount of $55,750 less legal and financing costs of $3,750 for net proceeds of $52,000 with Power Up Lending Group. The principal and accrued interest were payable on or before June 22, 2022. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2021, principal of $55,750 and $2,230 of accrued interest were fully converted into 52,709,091, shares of common stock. The outstanding principal and accrued interest balance at December 31, 2022 and 2021 was $0.

On July 20, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Power Up Lending Group. The principal and accrued interest were payable on or before July 20, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $55,000, with accrued interest of $3,954 at December 31, 2021. During the year ended December 31, 2022, principal of $55,000 and $2,200 of accrued interest were fully converted into 65,000,000 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2022 was $0.

On July 28, 2021, the Company entered into an 8% convertible note in the amount of $48,750 less legal and financing costs of $3,750 for net proceeds of $45,000 with Power Up Lending Group. The principal and accrued interest were payable on or before July 28, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $48,750, with accrued interest of $2,351 at December 31, 2021. During the year ended December 31, 2022, principal

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

of $48,750 and $1,950 of accrued interest were fully converted into 66,710,526 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2022 was $0.

On September 14, 2021, the Company entered into an 8% convertible note in the amount of $78,750 less legal and financing costs of $3,750 for net proceeds of $75,000 with Power Up Lending Group. The principal and accrued interest were payable on or before September 14, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $78,750, with accrued interest of $2,140 at December 31, 2021. During the year ended December 31, 2022, principal of $78,750 and $3,150 of accrued interest were fully converted into 124,478,952 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2022 was $0.

On October 4, 2021, the Company entered into an 8% convertible note in the amount of $53,750 less legal and financing costs of $3,750 for net proceeds of $50,000 with Power Up Lending Group. The principal and accrued interest were payable on or before October 4, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $53,750, with accrued interest of $1,037 at December 31, 2021. During the year ended December 31, 2022, principal of $53,750 and $2,150 of accrued interest were fully converted into 88,730,159 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2022 was $0.

1800 Diagonal Lending LLC formerly known as Sixth Street Lending, LLC

On November 8, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Sixth Street Lending, LLL. The principal and accrued interest were payable on or before November 8, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $55,000, with accrued interest of $639 at December 31, 2021. During the year ended December 31, 2022, principal of $55,000 and $2,200 of accrued interest were fully converted into 143,349,283 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2022 was $0.

On March 8, 2022, the Company entered into an 8% convertible note in the amount of $80,000 less legal and financing costs of $3,750 for net proceeds of $76,250 with Sixth Street Lending, LLC. The principal and accrued interest were payable on or before March 8, 2023. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 10 trading day trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2022, principal of $80,000 and $3,200 of accrued interest were fully converted into 416,000,000 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2022 was $0.

On July 11, 2022, the Company entered into an 8% convertible note in the amount of $54,250 less legal and financing costs of $4,250 for net proceeds of $54,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest were payable on or before July 11, 2023. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. In October 2022, the Company repaid back the principal amount of $54,250, accrued interest of $963 and prepayment penalty fee of $11,085 for a total of $66,298. The outstanding principal and accrued interest balance at December 31, 2022 was $0.

During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the above notes issued to Sixth Street Lending LLC, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 120% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such notes.

Trillium Partners LLP, 3a Capital Establishment, JP Carey Limited Partners, LP, and JP Carey Enterprises, Inc.

On February 11, 2021, the Company entered into 10% convertible notes totaling $1,512,500 less legal and financing costs of $137,500 for net proceeds of $1,375,000. The principal and accrued interest were payable on or before February 11, 2022. The notes may not be prepaid except under certain conditions. The Company was to pay interest on a quarterly basis in arrears in cash to the Holder commencing on March 1, 2021 and continuing thereafter on each quarterly anniversary of such date until the Obligations have been satisfied in full, on the aggregate then outstanding principal amount of these notes at the rate of ten percent (10%) per annum. Any amount of principal or interest on these notes which was not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same was paid. At the option of the holders, but not before 180 days from the date of issuance, the holders may elect to convert all or part of the convertible into the Company’s common stock. The conversion price in effect on any Conversion Date was equal to $0.0015. Additionally, the Company granted an aggregate of 756,250,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of these convertible notes. The warrants have a term of 5 years from the date of grant and exercisable at an exercise price of $0.002. The Company accounted for the warrants issued with these convertible notes by using the relative fair value method. The total debt discount consisted of beneficial conversion feature of $687,500 and relative fair value of the warrants of $687,500 using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.013 based on the closing price of common stock at date of grant, exercise price of $0.002, dividend yield of zero, expected term of 5.00, a risk-free rate of 0.46%, and expected volatility of 424%. During the year ended December 31, 2021, principal of $544,750, accrued interest of $39,342 and conversion fees of $4,050 were fully converted into 407,365,253, shares of common stock. The outstanding balance at December 31, 2021 was $967,750 with accrued interest of $60,459 at December 31, 2021.

In January 2022, the Company entered into Amendment to the Convertible Promissory Notes Agreements (the “Amendment”) with these lenders whereby the conversion prices of the convertible notes were reduced from $0.0015 to $0.001. Consequently, the Company recorded interest expense of $806,458 from the reduction of the conversion prices during the year ended December 31, 2022.

During the year ended December 31, 2022, principal of $967,750, accrued interest of $55,469 and conversion fees of $16,000 were fully converted into a total of 1,058,153,419 shares of common stock and incurred additional interest expense of $35,976 from such conversion. The outstanding principal and accrued interest balance at December 31, 2022 was $0.

Boot Capital, LLC

On October 3, 2022, the Company entered into an 8% convertible note in the amount of $79,250 less legal and financing costs of $4,250 for net proceeds of $75,000 with Boot Capital LLC. The principal and accrued interest is payable on or before October 3, 2023. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

note. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 120% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note. There were no conversions during the year ended December 31, 2022. The outstanding balance at December 31, 2022 was $79,250, with accrued interest of $1,546.

Amortization of debt discounts and financing cost

For the year ended December 31, 2022 and 2021, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $456,265 and $1,968,797, respectively, which has been amortized and included in amortization of debt discount and deferred financing cost on the accompanying consolidated statements of operations.

Note 7 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock are recorded as a liability and are revalued at fair value at each reporting date. As of December 31, 2022 and 2021, total derivative liabilities amounted $116,508 (consist of derivative liability from convertible debt of $108,594 and derivative liability related to acquisition of Aphrodite’s Marketing $7,914) and $978,232 (consist of derivative liability from convertible debt of $478,212 and derivative liability related to acquisition of Aphrodite’s Marketing $500,020), respectively.

The following is a roll forward for the years ended December 31, 2022 and 2021 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments

Balance at December 31, 2020	$201,430
Initial valuation of derivative liabilities included in debt discount	515,000
Initial valuation of derivative liabilities related to issuance of Series B and C Preferred Stock	932,378
Initial valuation of derivative liabilities included in derivative expense	354,904
Reclassification of derivative liabilities to gain from extinguishment of debt	(631,052)
Change in fair value of derivative liabilities	(394,428)
Balance at December 31, 2021	978,232
Initial valuation of derivative liabilities included in debt discount	201,250
Initial valuation of derivative liabilities included in derivative expense	37,706
Reclassification of derivative liabilities to gain from extinguishment of debt	(405,700)
Reclassification of derivative liabilities to additional paid in capital upon conversion	(67,284)
Change in fair value of derivative liabilities	(627,696)
Balance at December 31, 2022	$116,508

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at December 31, 2022 and 2021 was $0.00001 and $0.002, respectively. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at December 31, 2022 and 2021 are indicated in the table that follows. The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

	Initial Valuations (on new derivative instruments entered into during the year ended December 31, 2022)	December 31, 2022
Volatility	150% to 219%	186%
Expected Remaining Term (in years)	0.08 to 1.00	0.08 to 0.78
Risk Free Interest Rate	0.52 to 4.05%	4.12 to 4.73%
Expected dividend yield	None	None

	Initial Valuations (on new derivative instruments entered into during the year ended December 31, 2021)	December 31, 2021
Volatility	218% to 412%	185%
Expected Remaining Term (in years)	1.00 to 1.50	0.55 to 0.96
Risk Free Interest Rate	0.05 to 0.85%	0.19 to 0.85%
Expected dividend yield	None	None

Note 8 - Loans and Advances Payable

Loans and advances payable consisted of the following:

	December 31, 2022	December 31, 2021

Principal amount of loans and advances	$839,613	$877,316
Accrued interest	232,476	92,330
Loans and advances payable	$1,072,089	$969,646

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On November 11, 2020, RB Capital Partners, Inc. and the Company entered into an agreement whereas the Company agreed to allow RB Capital Partners, Inc. to convert $6,000 at $0.001 and issue 6,000,000 shares and pay the balance of these notes in the amount of $18,000. RB Capital Partners, Inc. agreed to release the Company of any remaining obligations on the remaining two notes of $25,000 each.

During the year ended December 31, 2021, the Company paid $6,000 to settle the remaining balance of this $12,000 loan. The outstanding principal balances and accrued interest due to RB Capital Partners, Inc. at December 31, 2022 and 2021 was $0. The Company had committed to allow RB Capital Partners, Inc. to convert $6,000 at $0.001 and issue 3,000,000 shares at a later date.

Trillium Partners LP

On June 16, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $12,500. The loan and accrued interest was due on December 31, 2020. Interest accrued at the rate of 10% per annum. The outstanding balances at December 31, 2021 was $12,500 with accrued interest of $1,928. In February 2022, principal of $12,500, accrued interest of $2,068, and conversion fees of $2,800 were converted into 21,710,613 shares of common stock. During the year ended December 31, 2022, the Company incurred additional interest expense of $31,024 from such conversion into common stock. As of December 31, 2022, the principal balance and accrued interest is $0.

On September 14, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $12,250. The loan and accrued interest was due on March 14, 2021. Interest accrued at the rate of 10% per annum. The outstanding balances at December 31, 2021 was $12,250 with accrued interest of $1,225. In February 2022, principal of $12,250, accrued interest of $1,639, and conversion fees of $1,800 were converted into 39,222,875 shares of common stock. During the year ended December 31, 2022, the Company incurred additional interest expense of $68,755 from such conversion into common stock. As of December 31, 2022, the principal balance and accrued interest is $0.

On September 18, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $15,000. The loan and accrued interest was due on March 18, 2021. Interest accrues at the rate of 10% per annum. The outstanding principal balance and accrued interst at December 31, 2021 was $15,000 and $1,927, respectively. In February 2022, principal of $15,000, accrued interest of $3,520, and conversion fees of $1,400 were converted into 37,400,688 shares of common stock. During the year ended December 31, 2022, the Company incurred additional interest expense of $61,445 from such conversion into common stock. As of December 31, 2022, the principal balance and accrued interest is $0.

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrues at the rate of 3% per annum. As of December 31, 2022, the principal balance and accrued interest is $100,000 and $4,340, respectively.

Clear Finance Technology Corporation (“Clearbanc”)

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Clearbanc, an e-commerce platform provider. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $227,517 with Clearbanc. During the year ended December 31, 2021, the Company has received $526,620 and repaid back $577,507 related to this capital advance agreement. The loan or advance is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $200,930 including accrued interest of $24,300. During the year ended December 31, 2022, the Company has received $297,500 and repaid back $498,430 related to this capital advance agreement. As of December 31, 2022, the outstanding balance is $0.

Shopify

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Shopify, an e-commerce platform provider with a remittance rate of 7%. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $359,774 with Shopify. During the year

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

ended December 31, 2021, the Company has received $133,202 and repaid back $472,384 related to this capital advance agreement. The loan or advance is non-interest bearing, due on demand and are secured by all of the assets of Aphrodite’s Marketing. As of December 31, 2021, the outstanding balance is $30,592 including accrued interest of $10,000. During the year ended December 31, 2022, the Company has received $196,100 and repaid back $226,692 related to this capital advance agreement. As of December 31, 2022, the outstanding balance is $0.

Business Capital

The Company’s majority owned subsidiary, Aphrodite’s Marketing, had a loan with Business Capital. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $401,867 with Business Capital. During the year ended December 31, 2021, the Company repaid back $401,867 related to this loan. As of December 31, 2022 and 2021, the outstanding balance is $0.

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $75,500 with Jonathan Foltz. During the year ended December 31, 2021, the Company has received $31,636 and repaid back $25,000 related to this loan. The loan is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $82,136. During the year ended December 31, 2022, the Company has received $90,150 and repaid back $25,239 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide (see below) has assumed $65,513 of this loan. As of December 31, 2022, the outstanding balance is $81,534.

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $545,720 with Nationwide. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. During the year ended December 31, 2021, the Company repaid back $30,000 related to this loan. As of December 31, 2021, the outstanding balance is $573,750 including accrued interest of $58,030. During the year ended December 31, 2022, the Company has repaid back $150,000 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide has assumed a total of $106,000 of loans related to Digital Age Business and Jonathan Foltz (see above). As of December 31, 2022, the outstanding balance is $608,500 including accrued interest of $77,718.

Digital Age Business

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. Jonathan Foltz is the President and CEO of Digital Age Business. The loan is non-interest bearing and due on demand. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $113,500 with Digital Age Business. During the year ended December 31, 2021, the Company repaid back $71,013 related to this loan. As of December 31, 2021, the outstanding balance is $42,487. During the year ended December 31, 2022, the Company has repaid back $2,000 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide (see above) has assumed $40,487 of this loan. As of December 31, 2022, the outstanding balance is $0.

Amazon Capital Services, Inc.

In July 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a loan agreement with Amazon Capital Services, Inc. (“Amazon”) for a loan amount of $64,000. The loan bears an annual interest rate of 12% and has a loan term of 6 months from date of the loan. During the year ended December 31, 2022, the Company has repaid back $55,531 related to this loan. As of December 31, 2022, the outstanding balance is $11,001 including accrued interest of $2,532.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Bluevine Capital, Inc.

In August 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Bluevine Capital, Inc. (“Bluevine”) for up to a loan amount of $200,000. The loan bears weekly interest rate of 0.54% and an upfront fee of 1.6% which were deducted from the loan amount. The loans are repaid in 26 weekly installments from the date of the loan.  During the year ended December 31, 2022, the Company has drawn a total loan of $200,000 and repaid back $112,412. As of December 31, 2022, the outstanding balance is $87,588.

Square Advance

In September 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a merchant cash advance agreement with Square Advance. Under the agreement, the Company sold an aggregate of $174,875 in future receivables for a purchase amount of $125,000. The aggregate principal amount is payable in weekly instalments totaling $7,286 until such time that the obligation is fully satisfied for approximately 6 months. During the year ended December 31, 2022, the Company has received $118,750 (net of debt cost fee of $6,250 which was amortized immediately to interest expense) and repaid back $97,638 related to this loan advance. This loan is guaranteed by the CEO of the Company and Jonathan Foltz. During the year ended December 31, 2022, interest expense incurred related to this advance amounted to $31,171. As of December 31, 2022, the outstanding balance is $58,533.

EAdvance Services

In November 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a purchase and sale of future receipt agreement with EAdvance Services. Under the agreement, the Company sold an aggregate of $213,900 in future receipt or receivables for a purchase amount of $155,000. The aggregate principal amount is payable in daily instalments of $1,782 until such time that the obligation is fully satisfied for approximately 4 months. During the year ended December 31, 2022, the Company has received $150,350 (net of debt cost fee of $4,650 which was amortized immediately to interest expense) and repaid back $43,659 related to this loan. This loan is guaranteed by the CEO of the Company. During the year ended December 31, 2022, interest expense incurred related to this advance amounted to $13,592. As of December 31, 2022, the outstanding balance is $124,933.

Note 9 - Notes Payable

Unsecured Notes Payable

Notes payable is summarized below:

	December 31, 2022	December 31, 2021

Principal amount	$962,000	$1,116,934
Less: current portion	(702,504)	(855,158)
Notes payable - long term portion	$259,496	$261,776

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2023	$712,692
Year ended December 31, 2024	15,492
Year ended December 31, 2025	15,492
Year ended December 31, 2026	15,492
Year ended December 31, 2027	15,492
Year ended December 31, 2028 and thereafter	187,340
Total principal payments	$962,000

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but was extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at December 31, 2021 was $114,800 with accrued interest of $6,564. The outstanding balances at December 31, 2022 was $114,800 with accrued interest of $11,195.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $150,000 related to this SBA Loan. Pursuant to the SBA Loan Agreement, the Company received an advanced of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrue from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. The outstanding balance at December 31, 2021 was $150,000 with accrued interest of $8,577. The outstanding balance at December 31, 2022 was $150,000 with accrued interest of $14,627.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble and is payable to Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. Between October 2021 and November 2021, the Company paid a total of $309,867 towards this promissory note. The outstanding balance at December 31, 2021 was $852,133. During the year ended December 31, 2022, the Company has repaid back $154,933 related to promissory note. As of December 31, 2022, the outstanding balance is $697,200. The Company negotiated with Mr. Donald Wilson to defer the installment payments in the future.

On April 13, 2022, the Company entered into a 12% promissory note in the amount of $127,400 less original issue discount of $13,650 and legal and financing costs of $3,750 for net proceeds of $110,000 with Sixth Street Lending, LLC. The principal and accrued interest is payable on or before April 13, 2023. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments each in the amount of $14,268.80 (a total payback to the Holder of $142,688). The first payment shall be due May 30, 2022 with nine (9) subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into shares of Common Stock. The conversion price shall mean 75% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date (representing a discount rate of 25%). For the year ended December 31, 2022, amortization of debt discounts related to this promissory note amounted to $17,400 which was amortized and included in amortization of debt discount and deferred financing cost on the accompanying consolidated statements of operations. During the year ended December 31, 2022, the Company has paid back in cash the principal amount of $63,700 related to this promissory note. In October 2022, the Company issued an aggregate of 891,800,000 shares of its common stock as a result of the conversion of principal of $63,700 and accrued interest of $7,644 and incurred additional interest expense of $17,836 for a total of $89,180. The outstanding principal balance and accrued interest at December 31, 2022 was $0.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Secured Notes Payable

Secured notes payable consisted of the following:

	December 31, 2022	December 31, 2021

Principal amount	$-	$400,000
Less: unamortized debt discount	-	(61,075)
Secured notes payable, net	$-	$338,925

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

During the year ended December 31, 2021, the Company repaid back $190,000 resulting to a remaining balance of $400,000 as of December 31, 2021. For the years ended December 31, 2021, amortization of debt discounts related to all the secured promissory notes above amounted to $196,312. During the year ended December 31, 2022, the Company fully amortized the remaining debt discount of 61,075 which was included in amortization of debt discount and deferred financing cost on the accompanying consolidated statements of operations. During the year ended December 31, 2022, the Company repaid back $400,000 resulting to an outstanding balance of $0 as of December 31, 2022.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 10 - Related Party Transactions

Advances from Chief Executive Officer and Accrued Interest

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At December 31, 2022 and 2021, $142,854 and $145,347 (fiscal 2021 was primarily consisted of accrued interest) was due to such officer, respectively. Interest expense was accrued at an average annual market rate of interest which is 3.25% at December 31, 2021. Interest expense incurred was $13,156 for the year ended December 31, 2021. Interest expense incurred was $2,845 for the year ended December 31, 2022. During the year ended December 31, 2022, the CEO provided advances to the Company for working capital purposes of $190,000. The Company repaid $192,493 of these advances.

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

At December 31, 2021, deferred compensation due to CEO amounted to $346,163 and advances from CEO amounted $145,347. In April 2022, the remaining balance of $346,163 of deferred compensation due to CEO was reclassed to accrued compensation- CEO. Additionally, in April 2022, the Company accrued bonus compensation of $100,000 to the CEO. During the year ended December 31, 2022, the Company has repaid back $126,523 of accrued compensation to CEO. As of December 31, 2022, accrued compensation - CEO amounted $319,640 as reflected in the consolidated balance sheets.

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

Consulting, Advertising, and Marketing Fees

The Company incurred consulting fees of $46,905 to an affiliated company owned by Mr. Donald Wilson during the year ended December 31, 2022. The Company incurred advertising and marketing fees of $27,160 to an affiliated company owned by Mr. Donald Wilson during the year ended December 31, 2021. Mr. Donald Wilson is one of the majority owners of the 49% of the Merger Sub, GearBubble Tech.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Loans Payable

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business (see Note 8). Jonathan Foltz is one of the majority owners of the 49% in Acquisition Sub, Aphrodite’s Marketing (see Note 13). As of December 31, 2022 and 2021, the outstanding balance was $81,534 and $82,136, respectively.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz (see Note 8). As of December 31, 2022 and 2021, the outstanding balance was $608,500 and $573,750, respectively.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. Jonathan Foltz is the President and CEO of Digital Age Business (see Note 8). As of December 31, 2022 and 2021, the outstanding balance was $0 and $42,487, respectively.

Revenues and Accounts Receivable

During the year ended December 31, 2022, the Company generated revenues of $86,060 from an affiliated company owned by Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. During the year ended December 31, 2022, the Company generated revenues of $53,655 from an affiliated company owned by the brother of the CEO of the Company. As of December 31, 2022, accounts receivable to these affiliated companies amounted $0.

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

Consulting Agreement

On November 15, 2021, the Company entered into an Engagement Agreement (the “Agreement”) with a consulting company which will act as a financial advisor and investment banker of the Company, whereby the consultant will assist the Company with strategic business plans, investor relations, potential financing and other financial advisory and investment banking services. The engagement period was for 12 months from the date of the agreement.

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

As of December 31, 2021, the 16,021,937 shares of common stock were not issued and has been recognized as common stock issuable. The Company valued these shares at the fair value of $62,486 or $0.0039 per common share based on the quoted trading price on the date of grant to be expensed over the term of the Agreement. During the year ended December 31, 2022, the Company recognized stock-based compensation of $54,674. In May 2022, the

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Company issued the 16,021,937 shares of common stock to such consultant. The consulting services were completed in July 2022 and no Financing has occurred under this Agreement.

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

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the consolidated balance sheet as of December 31, 2022:

Year 2023	$19,700
Year 2024	6,660
Total minimum lease payments	26,360
Less amounts representing interest	(1,764)
Present value of net minimum lease payments	24,596
Less current portion	(18,072)
Long-term capital lease obligation	$6,524

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 12 - Stockholder’s Equity

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 500,000,000 shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. As of December 31, 2021, the Company did not meet the prerequisite related to the effectiveness of an S-8 Registration Statement. As of September 30, 2022, the Company has met the prerequisite related to the effectiveness of an S-8 Registration Statement. Accordingly, during the year ended December 31, 2022, the Company recognized stock-based compensation of $150,000 or $0.0003 per share. The 500,000,000 shares of common stock have not been issued to the CEO and have been recorded as common stock issuable as of December 31, 2022.

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

Designation. The Company had designated 51 shares which was amended and increase from 51 to 75 shares of preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.001 per share and a stated value of $0.001.

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

Conversion. The Series A Preferred stock in non-convertible.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

During the year ended December 31, 2021, the Company issued 24 shares of the Series A Preferred Stock to the Company’s CEO such that the CEO shall maintain voting control. The Company recorded such issuance at par value.

As of December 31, 2022 and 2021, there were 75 shares of Series A Preferred Stock issued and outstanding. The Company’s CEO owns 75 shares of shares of the Series A Preferred Stock.

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

As of December 31, 2022 and 2021, there were 3,000 shares of Series B Convertible Preferred Stock issued and outstanding.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022 and 2021, there were none and 5 shares of Series C Convertible Preferred Stock issued and outstanding, respectively.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Conversion price. The effective conversion price (the “Conversion Price”) shall equal the fixed conversion price equal to $0.0002 (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). Notwithstanding anything contained herein to the contrary, in the event that, following the date of issuance of the Series D Preferred Stock, the Company consummates a financing of at least $7,500,000, in the aggregate, in one offering or a series of offerings (debt or equity or a combination), the Conversion Price shall be reset to the Variable Conversion Price.  The “Variable Conversion Price” shall mean 65% multiplied by the market price (representing a discount rate of 35%).  Market price means the average of the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

Between January 2022 and February 2022, the Company sold an aggregate of 855,000 shares of the Series D Convertible Preferred Stock for total net proceeds of $815,000 after deducting legal and financing cost of $10,000 or approximately $0.96 per share. In connection with the issuance of these Series D Convertible Preferred Stock, the Company recognize deemed dividend of $815,000 upon issuance.

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

In October 2022, the fixed conversion price of the Series D Convertible Preferred Stock was adjusted from $0.0005 to $0.0002 due to the subsequent sale of the Company’s common stock at $0.0002 per share in October 2022. In connection with the decrease in conversion price of the Series D Convertible Preferred Stock, the Company recognize deemed dividend of 1,291,500.

In October 2022, the Company received a notice of conversion from two holders in the aggregate of 161,000 shares of Series D Convertible Preferred Stock and related accrued dividends of $3,420 converting into 822,101,233 shares of the Company’s common stock.

As of December 31, 2022, there were 1,274,000 shares of Series D Convertible Preferred Stock issued and outstanding.

Dividends on Preferred Stock

As of December 31, 2022 and 2021, accrued and unpaid dividends related to the Series B, C, and D Convertible Preferred Stock amounted $32,198 and $5,335, respectively and was included in accounts payable and accrued liabilities as reflected in the consolidated balance sheets. During the year ended December 31, 2022 and 2021, total dividends recorded amounted to $35,893 and $5,335, respectively as reflected in the consolidated statements of stockholders’ equity.

Common Stock Issued and Issuable

On March 24, 2021, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation. The amendment reflected the increase in the authorized shares of common stock from 1,000,000,000 shares to 3,000,000,000 shares. On July 9, 2021, the Company filed, with the Wyoming Secretary of

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

State, a Certificate of Amendment, to amend its Articles of Incorporation. The Amendment reflected the increase in the authorized shares of common stock from 3,000,000,000 shares to 6,000,000,000 shares. On April 28, 2022, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 6,000,000,000 shares to 9,000,000,000 shares. On September 26, 2022, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 9,000,000,000 shares to 15,000,000,000 shares. In March 2023, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 15,000,000,000 shares to 25,000,000,000 shares.

During the year ended December 31, 2022

Common Stock for Cash

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

In October 2022, the Company issued an aggregate of 891,800,000 shares of its common stock as a result of the conversion of principal of $63,700 and accrued interest $7,644 on a notes payable issued on April 13, 2022 and incurred additional interest expense of $17,836 for a total of $89,180. The 891,800,000 shares of common stock had a fair value of $89,180, or $0.0001 per share, based on the quoted trading price on the date of grant.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	325,000	$0.50	4.84
Granted	797,916,666	0.002	-
Balance at December 31, 2021	798,241,666	$0.002	4.26
Granted	750,000,000	$0.0005	7.00
Exercised	(250,000)	0.50	2.40
Balance at December 31, 2022	1,547,991,666	$0.0005	4.71
Warrants exercisable at December 31, 2022	1,547,991,666	$0.0005	4.71

At December 31, 2022, the aggregate intrinsic value of warrants outstanding was $0.

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

In April 2022, a warrant holder elected to exercise 250,000 warrants by cashless exercise and converted into 54,500,000 common stock pursuant to the terms of the stock warrant agreement whereby the exercise price was subject to adjustment under an anti-dilution provision. Such warrants were granted in November 2019 and were issued in connection with a convertible note. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $878 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants for the year ended December 31, 2022.

In April 2022, the Company sold an aggregate of 825,000 shares of Series D Convertible Preferred Stock for total net proceeds of $740,000 after deducting legal and financing cost of $10,000 or approximately $0.90 per share.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Additionally, the Company granted an aggregate of 750,000,000 warrants to purchase shares of the Company’s common stock in connection with the issuance of the sale of these Series D Convertible Preferred Stock. The warrants have a term of 7 years from the date of grant and exercisable at an exercise price of $0.0005 subject to adjustment such as stock dividends, stock splits, and dilutive issuances. Whenever on or after the date of issuance of this warrant, the Company issues or sells, or in for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the exercise price on the date of issuance (a “Dilutive Issuance”), then immediately upon the Dilutive Issuance, the Exercise Price will be reduced to the greater of: (i) the price per share received by the Company upon such Dilutive Issuance; and (ii) $0.00005.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Section 2.2.2 of the Acquisition Agreement further provides that, at the closing of the Acquisition, Southridge Capital (or its affiliates as directed by Southridge Capital) shall receive shares of the Company’s Series C Preferred Stock. Each share of Series C Preferred Stock shall be convertible into 1% of the total issued and outstanding shares of the Company’s Common Stock as determined at the earlier of: (i) the date of conversion of the Series C Preferred Stock; and (ii) eighteen (18) months following the Closing.  Currently, such Series C Preferred Stock have not been converted into Common Stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

(1)For year ended December 31, 2022 and 2021, amortization of intangible assets amounted to $241,956 and $214,592, respectively.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$2,141,771	$1,761,274
Deferred compensation	83,106	90,002
Deferred tax asset	2,224,877	1,851,277
Less valuation allowance	(2,224,877)	(1,851,277)

Deferred tax asset, net	$-	$-

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

A reconciliation of the income tax (benefit) provision for the years ended December 31, 2022 and 2021 to the income tax (benefit) provision recognized in the financial statements is as follows:

	December 31, 2022	December 31, 2021
U.S. statutory federal rate	21%	21%
State income tax rate, net of federal benefit	6%	6%
Change in valuation allowance	(27%)	(27%)

Effective tax rate	-	-

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

The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2022 and 2021 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $370,600 in fiscal 2022. The potential tax benefit arising from the loss carryforward of approximately $4,474,000 accumulated through December 31, 2017 will expire in 2037 and the fiscal 2018 through 2022 net operating loss carryforward of approximately $3,764,000 may be carried forward indefinitely.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes or business changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2021 and 2022 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

Note 15 - Subsequent Events

Advance Agreement

In January 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a merchant cash advance agreement with Square Advance. Under the agreement, the Company sold an aggregate of $245,000 in future receivables for a purchase amount of $175,000. The aggregate principal amount is payable in daily instalments totaling $1,884.62 until such time that the obligation is fully satisfied for approximately 130 days. The Company has received $168,000 (net of debt cost fee of $7,000 which was amortized immediately to interest expense). This loan is guaranteed by the CEO of the Company and Jonathan Foltz.

Increase in Authorized Shares and Certificate of Designation of Series E 3% Convertible Preferred Stock

On March 24, 2023, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 15,000,000,000 shares to 25,000,000,000 shares.

On March 24, 2023, the Company filed a Certificate of Designation for Series E Convertible Preferred Stock with the Wyoming Secretary of State, designating 2,500,000 shares of preferred stock as Series E Convertible Preferred Stock.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Designation. The Company has designated 2,500,000 shares of preferred stock as Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock has a par value of $0.00001 per share and a stated value of $1.00 (the “Stated Value”).

Voting Rights. The Series E Preferred Stock shall have no right to vote on any matters requiring shareholder approval or any matters on which the shareholders are permitted to vote.

Dividends. Each share of Series E Convertible Preferred Stock is entitled to an annual dividend equal to 3% of the stated value which shall be cumulative, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an event of default, the dividend rate shall automatically increase to 18%.

Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary or upon any deemed liquidation event, after payment or provision for payment of debts and other liabilities of the Company and after payment or provision for ay liquidation preference payable to the holders of any preferred stock ranking senior upon liquidation to the Series E Preferred Stock, if any, but prior to any distribution or payment made to the holders of common stock or the holders of the preferred stock ranking junior upon liquidation to the Series E Preferred Stock, the holders will be entitled to be paid out of the assets of the Company available for distribution an amount equal to the stated value plus any accrued but unpaid dividends, default adjustment, if applicable, and any other fees (collectively the “Adjustment Amount”).

No Conversion Right. The Holder shall have no right at any time, to convert all or any part of the outstanding Series E Preferred Stock into shares of common stock.

Mandatory Redemption by the Company. On the date which is the earlier of: (i) December 31, 2023; and (ii) upon the occurrence of an Event of Default ((i) or (ii), the Mandatory Redemption Date the Company shall redeem all of the shares of Series E Preferred Stock of the Holders. Within five (5) days of the Mandatory Redemption Date, the Company shall make payment to each Holder of an amount in cash, or kind, equal to (i) the total number of Series E Preferred Stock held by the applicable Holder, multiplied by (ii) the then current Stated Value (including but not limited to the addition of any accrued, unpaid dividends and the Default Adjustment, if applicable) (the "Mandatory Redemption Amount”). The value of any payment in kind shall be as agreed between the Company and respective the Holder.

Default Adjustment. Upon the occurrence and during the continuation of any Event of Default (other than as set forth in Section 8ai of the amendment which is the failure to redeem), the Stated Value shall immediately be increased to $1.50 per share of Series E Preferred Stock; and upon the occurrence and during the continuation of any Event of Default specified in Section 8ai which is the failure to redeem, the Stated Value shall immediately be increased to $2.00 per share of Series E Preferred Stock (the amounts referred to herein shall be referred to collectively as the “Default Adjustment”). In the event of a Default Adjustment, the Company shall immediately, upon the demand of the Majority Holders, redeem the issued and outstanding Series E Preferred Stock and pay to the Holders the amount which is equal to (i) the number of shares of Series E Preferred Stock held by such Holders multiplied by (ii) the Stated Value plus any Adjustment Amount. Upon any Event of Default set forth in Section 8(A)(ix), provided that there is no other default, no Default Adjustment shall occur; however, the Company shall immediately, upon the demand of the Majority Holders, redeem the issued and outstanding Series E Preferred Stock and pay to the Holders the amount which is equal to (i) the number of shares of Series E Preferred Stock held by such Holders multiplied by (ii) the Stated Value plus any Adjustment Amount.

Exchange Agreement

On March 24, 2023, the Company and Trillium Partners, L.P. (the “Holder”) entered into an Exchange Agreement whereby the Holder will exchange (the “Exchange”) 317,000 Series D Preferred Stock of the Company for 317,000 Series E Preferred Stock of the Company for shares of the Company’s Series E Preferred stock which shall have the rights and preferences in the Certificate of Designation of the Series E Preferred Stock as discussed above and for no other consideration.