Form 10-Q
period 2023-03-31
Bergio International, Inc.
filed 2023-05-15
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 15, 2023 there were 12,293,772 shares outstanding of the registrant’s common stock.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS:

Current assets:
Cash	$113,972	$464,248
Accounts receivable	160,009	119,931
Inventory	2,885,975	2,855,585
Prepaid expenses and other current assets	2,600	700
Total current assets	3,162,556	3,440,464

Property and equipment, net	45,283	50,164
Goodwill	5,681,167	5,681,167
Intangible assets, net	208,830	269,319
Operating lease right of use assets	110,201	24,595
Investment in unconsolidated affiliate	6,603	6,603

Total Assets	$9,214,640	$9,472,312

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued liabilities	$1,879,864	$1,851,432
Bank overdraft	-	11,582
Accrued compensation - CEO	349,264	319,640
Notes payable - current portion, net of debt discount	818,656	702,504
Convertible notes payable, net of debt discount	38,864	19,324
Loans and advances payable including accrued interest	1,282,569	1,072,089
Advances from CEO and accrued interest	261,810	142,854
Derivative liability - convertible debt	119,519	108,594
Derivative liability - acquisition	133,140	7,914
Operating lease liabilities - current	32,216	18,072
Total current liabilities	4,915,902	4,254,005

Long-term liabilities:
Notes payable - long-term	261,344	259,496
Operating lease liabilities - long-term	77,985	6,524
Total long term liabilities	339,329	266,020

Total Liabilities	5,255,231	4,520,025

Preferred stock - Series E - $0.00001 par value, 2,500,000 shares authorized, 317,000 shares and none shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively ($1 per share liquidation value)	317,000	-

Commitments and contingencies	-	-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- CONTINUED -

	March 31, 2023	December 31, 2022
	(Unaudited)
Stockholders’ equity
Preferred stock 10,000,000 shares authorized Series A preferred stock - $0.001 par value, 75 shares authorized, 75 and 75 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and 3,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively ($100 per share liquidation value)	-	-
Convertible Series D preferred stock - $0.00001 par value, 2,500,000 shares authorized, 957,000 and 1,274,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively ($1 per share liquidation value)	10	13
Common stock, $0.00001 par value; 25,000,000,000 shares authorized, 12,319,522 and 12,316,954 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	123	123
Common stock issuable (1,000,000) shares as of March 31, 2023 and December 31, 2022	10	10
Additional paid-in capital	25,785,891	26,102,888
Accumulated deficit	(20,283,316)	(19,605,358)
Total Bergio International, Inc. stockholders’ equity	5,502,718	6,497,676

Non-controlling interest in subsidiaries	(1,860,309)	(1,545,389)

Total Stockholders’ equity	3,642,409	4,952,287

Total Liabilities and Stockholders’ Equity	$9,214,640	$9,472,312

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Net revenues	$1,388,363	$1,956,501
Net revenues - related parties	-	139,050
Total net revenues	1,388,363	2,095,551

Cost of revenues	768,661	1,246,737

Gross profit	619,702	848,814

Operating expenses:
Selling and marketing expenses	360,180	721,104
Professional and consulting expenses	532,274	553,952
Compensation and related expenses	168,202	280,018
General and administrative expenses	226,127	257,697

Total operating expenses	1,286,783	1,812,771

Loss from operations	(667,081)	(963,957)

Other income (expenses)
Interest expense	(157,458)	(1,095,233)
Derivative expense	-	(16,900)
Amortization of debt discount and deferred financing cost	(19,541)	(317,840)
Loss from foreign currency transactions	(1,744)	(3,925)
Fraud loss caused by computer hackers	-	(19,400)
Change in fair value of derivative liabilities	(136,151)	177,216
Interest income	-	164
Other income	-	11,809
Gain from extinguishment of debt, net	-	149,755
Total other expenses, net	(314,894)	(1,114,354)

Loss before provision for income taxes	(981,975)	(2,078,311)

Provision for income taxes	-	-

Net loss	(981,975)	(2,078,311)

Losses attributable to non-controlling interest	314,920	492,725

Net loss attributable to Bergio International, Inc.	$(667,055)	$(1,585,586)

Deemed dividend	-	(815,000)

Net loss available to Bergio International, Inc. common stockholders	$(667,055)	$(2,400,586)

Net loss per common share:
Basic and diluted	(0.05)	(0.60)

Weighted average common shares outstanding:
Basic and diluted	12,319,522	4,013,589

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2022	75	$-	3,000	$-	1,274,000	$13	12,316,954	$123	1,000,000	$10	$26,102,888	$(19,605,358)	$(1,545,389)	$4,952,287

Series D preferred stock exchange for Series E preferred stock	-	-	-	-	(317,000)	(3)	-	-	-	-	3	-	-	-
Reclassification of Series E preferred stock to mezzanine debt	-	-	-	-	-	-	-	-	-	-	(317,000)	-	-	(317,000)
Fractional shares due to 1:500 reverse stock split	-	-	-	-	-	-	2,568	-	-	-	-	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(10,903)	-	(10,903)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(667,055)	(314,920)	(981,975)
Balance, March 31, 2023	75	$-	3,000	$-	957,000	$10	12,319,522	$123	1,000,000	$10	$25,785,891	$(20,283,316)	$(1,860,309)	$3,642,409

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2021	75	$-	3,000	$-	5	$-	-	$-	2,433,039	$24	32,044	$-	$18,646,446	$103,700	$(14,452,396)	$(557,472)	$3,740,303

Series D preferred stock issued for cash, net of offering cost	-	-	-	-	-	-	855,000	9	-	-	-	-	814,991	-	-	-	815,000
Deemed dividend upon issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	815,000	-	(815,000)	-	-
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	2,825,354	28	-	-	2,285,628	-	-	-	2,285,656
Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	15,621	-	-	-	15,621
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,563)	-	(6,563)
Cancellation of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	103,700	(103,700)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-		-	(1,585,586)	(492,725)	(2,078,311)
Balance, March 31, 2022	75	$-	3,000	$-	5	$-	855,000	$9	5,258,393	$53	32,044	$-	$22,681,386	$-	$(16,859,545)	$(1,050,197)	$4,771,706

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Bergio International, Inc.	$(667,055)	$(1,585,586)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest in subsidiaries	(314,920)	(492,725)
Amortization expense	60,489	60,489
Depreciation expense	9,781	10,557
Stock-based compensation	-	15,621
Amortization of debt discount and deferred financing costs	19,541	317,840
Derivative expense	-	16,900
Change in fair value of derivative liabilities	136,151	(177,216)
Gain from extinguishment of debt	-	(149,755)
Non-cash interest upon conversion of debt	-	1,025,660
Amortization of right of use assets	4,225	(23,545)
Change in operating assets and liabilities:
Accounts receivable	(40,078)	(31,416)
Inventory	(30,390)	95,313
Prepaid expenses and other current assets	(1,900)	19,186
Accounts payable and accrued liabilities	153,843	(266,140)
Bank overdraft	(11,582)	-
Accrued compensation - CEO	29,624	-
Operating lease obligations	(4,225)	23,544
Subscription payable	-	70,000
NET CASH USED IN OPERATING ACTIVITIES	(656,496)	(1,071,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,900)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,900)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net of offering cost	-	815,000
Proceeds from loans and advances payable	487,123	381,600
Proceeds from convertible notes, net of debt issuance cost	-	76,250
Repayment on note payable	-	(154,934)
Repayment on loans and advances payable	(288,378)	(336,553)
Repayment on secured notes payable	-	(110,000)
Advance from (payments to) Chief Executive Officer, net	112,375	(97,430)
NET CASH PROVIDED BY FINANCING ACTIVITIES	311,120	573,933

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(350,276)	(497,340)
CASH AND CASH EQUIVALENTS – beginning of period	464,248	1,093,195
CASH AND CASH EQUIVALENTS – end of period	$113,972	$595,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt, loans payable, and accrued interest	$-	$1,259,996
Deemed dividend upon issuance of Series D preferred stock	$-	$815,000
Initial amount of ROU asset and related liability	$89,830	$-
Initial derivative liability recorded in connection with convertible notes payable	$-	$76,250

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

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

On September 26, 2022, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 9,000,000,000 shares to 15,000,000,000 shares. In March 2023, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 15,000,000,000 shares to 25,000,000,000 shares. In the same Articles of Amendment, the Company filed for a reverse split of the Company’s common stock, at the ratio of 1 for 500 (the “Reverse Stock Split”), which was declared effective by Financial Industry Regulatory Authority (“FINRA”) effective April 17, 2023. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the unaudited condensed consolidated financial statements to reflect the Reverse Stock Split.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of March 31, 2023. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and footnotes thereto included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023 (the “Annual Report”). The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

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

The Company has increased its online presence to minimize the impact of having to close its retail stores as well as directing efforts towards its wholesale operations. The Company increased its online presence through its majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech.

Non-controlling Interest in Consolidated Financial Statements

In December 2007, the Financial Accounting Standard Board (“FASB”) issued ASC 810-10-65, “Non-controlling Interests in consolidated financial statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited condensed consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance.

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of March 31, 2023 and December 31, 2022, the Company recorded a non-controlling interest balance of $(1,860,309) and $(1,545,389), respectively, in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying unaudited condensed consolidated balance sheet and losses

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

attributable to non-controlling interest of $314,920 and $492,725 during the three months ended March 31, 2023 and 2022, respectively as reflected in the accompanying unaudited condensed consolidated statements of operations.

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Bergio International, Inc. and cash used in operations of $667,055 and $656,496, respectively, for the three months ended March 31, 2023. Additionally, the Company had an accumulated deficit of approximately $20,283,316 million and working capital deficit of $1,753,346 at March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations.

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly-owned and majority owned subsidiaries as of March 31, 2023. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2023 and 2022 include the estimates of useful lives of property and equipment and intangible assets, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the fair value of warrants issued with debt, the valuation allowance on deferred tax assets, and stock-based compensation.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

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

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions, and third-party e-commerce platform fees and selling fees. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $360,180 and $721,104 for the three months ended March 31, 2023 and 2022, are included in selling and marketing expenses on the unaudited condensed consolidated statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in selling and marketing expenses as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relates to the presentation of certain selling and marketing expenses previously included in cost of revenues.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

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

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued liabilities, and accrued compensation approximate their fair market value based on the short-term maturity of these instruments.

In August 2018, the FASB issued ASU 2018-13,” Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Upon adoption, this guidance did not have a material impact on its unaudited condensed consolidated financial statements.

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at:

	March 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$-	$-	$252,659	$-	$-	$116,508

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at March 31, 2023 and December 31, 2022. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At March 31, 2023 and December 31, 2022, the Company did not have cash in excess of FDIC limits.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts was $0 for both periods.

Inventory

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale. Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the three months ended March 31, 2023 and 2022.

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

MARCH 31, 2023 AND 2022

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

Concentration Risk

Concentration of Revenues

For the three months ended March 31, 2023 and 2022, no customer accounted for over 10% of total revenues.

Concentration of Purchases

The Company purchased approximately 18% of its finished products from one vendor during the three months ended March 31, 2023. The Company purchased approximately 44% of its finished products from three vendors (15%, 19% and 10%) during the three months ended March 31, 2022.

Concentration of Accounts Receivable

As of March 31, 2023, accounts receivable amounted to $127,200 and two customers represented 79% (44% and 35%) of this balance. As of December 31, 2022, total accounts receivable amounted to $119,931 and two customers represented 90% (60% and 30%) of this balance.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 4 - Property and Equipment

Property and equipment consist of the following:

	March 31, 2023	December 31, 2022

Leasehold improvements	$391,722	$391,722
Office and computer equipment	581,352	581,352
Selling equipment	8,354	8,354
Furniture and fixtures	25,411	20,511

Total at cost	1,006,839	1,001,939
Less: Accumulated depreciation	(961,556)	(951,775)

	$45,283	$50,164

Depreciation expense for the three months ended March 31, 2023 and 2022 was $9,781 and $10,557, respectively.

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

The potentially dilutive common stock equivalents as of March 31, 2023 and December 31, 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

	March 31, 2023	December 31, 2022
	(Unaudited)
Common Stock Equivalents:
Stock Warrants	3,095,983	3,095,983
Convertible Preferred Stock	13,265,856	16,735,086
Convertible Notes	2,438,462	24,384,615
Total	18,800,301	44,215,684

Note 6 - Convertible Notes Payable

As of March 31, 2023 and December 31, 2022, convertible notes payable consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
Principal amount	$79,250	$79,250
Less: unamortized debt discount	(40,386)	(59,926)
Convertible notes payable, net	$38,864	$19,324

Boot Capital, LLC

On October 3, 2022, the Company entered into an 8% convertible note in the amount of $79,250 less legal and financing costs of $4,250 for net proceeds of $75,000 with Boot Capital LLC. The principal and accrued interest is payable on or before October 3, 2023. The note may not be prepaid except under certain conditions. Any amount of

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 120% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note. There were no conversions during the three months ended March 31, 2023. The outstanding balance at March 31, 2023 and December 31, 2022 was $79,250 for both periods. Accrued interest at March 31, 2023 and December 31, 2022 was $3,109 and $1,546, respectively.

Amortization of debt discounts and financing cost

For the three months ended March 31, 2023 and 2022, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $19,541 and $256,765, respectively, which has been amortized and included in amortization of debt discount and deferred financing cost on the accompanying unaudited condensed consolidated statements of operations.

Note 7 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock are recorded as a liability and are revalued at fair value at each reporting date. As of March 31, 2023 and December 31, 2022, total derivative liabilities amounted $252,659 (consist of derivative liability from convertible debt of $119,519 and derivative liability related to acquisition of Aphrodite’s Marketing $133,140) and $116,508 (consist of derivative liability from convertible debt of $108,594 and derivative liability related to acquisition of Aphrodite’s Marketing $7,914), respectively.

The following is a roll forward for the three months ended March 31, 2023 and for the year ended December 31, 2022 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments

Balance at December 31, 2021	$978,232
Initial valuation of derivative liabilities included in debt discount	201,250
Initial valuation of derivative liabilities related to issuance of Series B and C Preferred Stock	37,706
Initial valuation of derivative liabilities included in derivative expense	(405,700)
Reclassification of derivative liabilities to gain from extinguishment of debt	(67,284)
Change in fair value of derivative liabilities	(627,696)
Balance at December 31, 2022	116,508
Change in fair value of derivative liabilities	136,151
Balance at March 31, 2023	$252,659

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at March 31, 2023 and December 31, 2022 was $0.05 for both periods. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at March 31, 2023 are indicated in the table that follows. The expected term is equal to

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

	Initial Valuations (on new derivative instruments entered into during the three months ended March 31, 2023)	March 31, 2023
Volatility	-	628% to 637%
Expected Remaining Term (in years)	-	0.08 to 0.51
Risk Free Interest Rate	-	4.74 to 4.94%
Expected dividend yield	-	None

Note 8 - Loans and Advances Payable

Loans and advances payable consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
Principal amount of loans and advances	$938,359	$839,613
Accrued interest	344,210	232,476
Loans and advances payable	$1,282,569	$1,072,089

Trillium Partners LP

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrued at the rate of 3% per annum. As of December 31, 2022, the principal balance was $100,000. Accrued interest amounted to $4,340 at December 31, 2022. During the three months ended March 31, 2023, the Company reclassed such loan to note payable upon the receipt of a secured promissory note (see Note 9).

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $75,500 with Jonathan Foltz. During the year ended December 31, 2022, the Company received $90,150 and repaid back $25,239 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide has assumed $65,513 of this loan. As of December 31, 2022, the outstanding balance is $81,534. During the three months ended March 31, 2023, the Company has received $37,572 and repaid back $1,611 related to this loan. As of March 31, 2023 and December 31, 2022, the outstanding balance is $117,495 and $81,534, respectively.

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $545,720 with Nationwide. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. During the year ended December 31, 2022, the Company repaid back $150,000 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide assumed a total of $106,000 of loans related to Digital Age Business and Jonathan Foltz. As of December 31, 2022, the outstanding balance is

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

$608,500 including accrued interest of $77,718. As of March 31, 2023, the outstanding balance is $628,187 including accrued interest of $97,406.

Amazon Capital Services, Inc.

In July 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a loan agreement with Amazon Capital Services, Inc. (“Amazon”) for a loan amount of $64,000. The loan bears an annual interest rate of 12% and has a loan term of 6 months from date of the loan. During the year ended December 31, 2022, the Company repaid back $55,531 related to this loan. As of December 31, 2022, the outstanding balance is $11,001 including accrued interest of $2,532. During the three months ended March 31, 2023, the Company has repaid back $11,085 related to this loan. As of March 31, 2023, the outstanding balance is $0.

Bluevine Capital, Inc.

In August 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Bluevine Capital, Inc. (“Bluevine”) for up to a loan amount of $200,000. The loan bears weekly interest rate of 0.54% and an upfront fee of 1.6% which were deducted from the loan amount. The loans are repaid in 26 weekly installments from the date of the loan.  During the year ended December 31, 2022, the Company has drawn a total loan of $200,000 and repaid back $112,412. As of December 31, 2022, the outstanding balance is $87,588. During the three months ended March 31, 2023, the Company has drawn a total loan of $75,000 and repaid back $80,424. As of March 31, 2023, the outstanding balance is $82,164.

Square Advance

In September 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a merchant cash advance agreement (the “First Advance”) with Square Advance. Under the agreement, the Company sold an aggregate of $174,875 in future receivables for a purchase amount of $125,000. The aggregate principal amount is payable in weekly instalments totaling $7,286 until such time that the obligation is fully satisfied for approximately 6 months. During the year ended December 31, 2022, the Company received $118,750 (net of debt cost fee of $6,250 which was amortized immediately to interest expense) and repaid back $97,638 related to this loan advance. This loan is guaranteed by the CEO of the Company and Jonathan Foltz. During the year ended December 31, 2022, interest expense incurred related to this advance amounted to $31,171.

In January 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a merchant cash advance agreement with Square Advance. Under the agreement, the Company sold an aggregate of $245,000 in future receivables for a purchase amount of $175,000. The aggregate principal amount is payable in daily instalments totaling $1,884.62 until such time that the obligation is fully satisfied for approximately 130 days. The Company has received $168,000 (net of debt cost fee of $7,000 which was amortized immediately to interest expense) of which $59,749 was used to pay the remaining balance of the First Advance.  This loan is guaranteed by the CEO of the Company and Jonathan Foltz.

During the three months ended March 31, 2023, interest expense incurred related to these advances amounted to $52,985. As of March 31, 2023 and December 31, 2022, the outstanding balance is $143,555 and $58,533, respectively.

EAdvance Services

In November 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a purchase and sale of future receipt agreement with EAdvance Services. Under the agreement, the Company sold an aggregate of $213,900 in future receipt or receivables for a purchase amount of $155,000. The aggregate principal amount is payable in daily instalments of $1,782 until such time that the obligation is fully satisfied for approximately 4 months. During the year ended December 31, 2022, the Company received $150,350 (net of debt cost fee of $4,650 which was amortized immediately to interest expense) and repaid back $43,659 related to this loan. This loan is guaranteed by the CEO of the Company. During the year ended December 31, 2022, interest expense incurred related to this advance amounted to $13,592. As of December 31, 2022, the outstanding balance is $124,933.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

During the three months ended March 31, 2023, repaid back $72,498 related to this loan. During the three months ended March 31, 2023, interest expense incurred related to this advance amounted to $29,450. As of March 31, 2023, the outstanding balance is $81,885.

Parkside Funding Group LLC

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a purchase and sale of future receipt agreement with Parkside Funding Group LLC. Under the agreement, the Company sold an aggregate of $217,500 in future receipt or receivables for a purchase amount of $150,000. The aggregate principal amount is payable in daily instalments of $1,977 until such time that the obligation is fully satisfied for approximately 4 months. This loan is guaranteed by the CEO of the Company and Jonathan Foltz. During the three months ended March 31, 2023, the Company received $142,500 (net of debt cost fee of $7,500 which was amortized immediately to interest expense) and repaid back $44,546 related to this loan. As of March 31, 2023, the outstanding balance is $105,454.

Marcus by Goldman Sachs

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Marcus by Goldman Sachs (“Marcus”) for up to a loan amount of $125,000. The loan bears an annual interest rate of 9.99%. The amount due is 2% of the principal balance plus any fees and amounts that weren’t paid during the prior statement periods. During the repayment period, the amount due is the total outstanding balance at the end of the draw period divided into 26 equal payments that, if made in-full and on-time, bring the balance to zero over the next year.  During the three months ended March 31, 2023, the Company has drawn a total loan of $125,000 and repaid back $2,000. As of March 31, 2023, the outstanding balance is $123,828, including accrued interest of $828.

Note 9 - Notes Payable

Notes payable is summarized below:

	March 31, 2023	December 31, 2022
	(Unaudited)
Principal amount	$1,080,000	$962,000
Less: current portion	(818,656)	(702,504)
Notes payable - long term portion	$261,344	$259,496

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2023 - remainder	$829,012
Year ended December 31, 2024	15,492
Year ended December 31, 2025	15,492
Year ended December 31, 2026	15,492
Year ended December 31, 2027	15,492
Year ended December 31, 2028 and thereafter	189,020
Total principal payments	$1,080,000

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advance of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but were extended by the SBA to July 6, 2022 in the amount of $560 each

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

month for a term of thirty (30) years. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at December 31, 2022 was $114,800 with accrued interest of $11,195. During the three months ended March 31, 2023, a total of $1,680 of installment payments were paid. The outstanding balances at March 31, 2023 was $114,800 with accrued interest of $10,428.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $150,000 related to this SBA Loan. Pursuant to the SBA Loan Agreement, the Company received an advance of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrues from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. The outstanding balance at December 31, 2022 was $150,000 with accrued interest of $14,627.  During the three months ended March 31, 2023, the Company did not pay the installment payments. The outstanding balance at March 31, 2023 was $150,000 with accrued interest of $15,828.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble and is payable to Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. Between October 2021 and November 2021, the Company paid a total of $309,867 towards this promissory note. During the three months ended March 31, 2023, the Company has repaid back $154,933 related to promissory note. As of March 31, 2023 and December 31, 2022, the outstanding balance is $697,200 for both periods. The Company negotiated with Mr. Donald Wilson to defer the installment payments in the future.

Trillium Partners LP

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrued at the rate of 3% per annum. During the three months ended March 31, 2023, the Company reclassed this from a loan to a note payable upon the receipt of a secured promissory note. Accordingly, the Company entered into Secured Promissory Note (the “Secured Note”) in amount of $118,000 and original issue discount of $18,000 for net proceeds of $100,000. The Secured Note was due on February 4, 2023. Such Secure Note is secured by a security interest in the borrower’s existing and future assets, including all rights to received payments (including credit card payments) from the sale of goods or services, inventory, property and equipment, and general intangibles.

Principal and interest shall be paid with 16 weekly payments of $7,375 shall be paid to the lender on each Friday starting in the month of July 2022; Upon the occurrence of an event of default, the principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum. As of March 31, 2023, the principal balance is $118,000 and accrued interest amounted to $2,515 at March 31, 2023.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 10 - Related Party Transactions

Advances from Chief Executive Officer and Accrued Interest

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At March 31, 2023 and December 31, 2022, $261,810 and $142,854 was due to such officer, respectively. Interest expense was accrued at an interest rate of 5% at March 31, 2023. Interest expense incurred was $2,845 for the year ended December 31, 2022. Interest expense incurred was $6,581 for the three months ended March 31, 2023.  During the year ended December 31, 2022, the CEO provided advances to the Company for working capital purposes of $190,000 and the Company repaid $192,493 of these advances. During the three months ended March 31, 2023, the CEO provided advances to the Company for working capital purposes of $144,500 and the Company repaid $32,125 of these advances.

Effective February 28, 2010, the Company entered into an employment agreement with the CEO. The agreement, which is for a five-year term, provides for an initial base salary of $175,000 per year with a 3% annual increase thereafter (the “Base Salary”). The CEO is also entitled to certain bonuses based on net profits before taxes and other customary benefits, as defined in the agreement. In addition, since it is understood that the Company is employing the CEO during a time of economic decline throughout the U.S. and at times and from time to time, the Company may not be in a position to pay the full amount of Base Salary owed the CEO it is understood and agreed to by the Board, that as long as the Company is unable to pay the CEO the full amount of his Base Salary that the Board shall issue to him, from time to time, an amount of shares that will allow him to remain in possession of fifty-one percent (51%) of the Company’s then outstanding shares of common stock.  Such issuances shall be made to the CEO at any time when his total share holdings are reduced to an amount less than fifty-one percent (51%) as a result of the issuance of shares of common stock made on behalf of the Company. Effective September 1, 2011, the Company authorized and issued 51 shares of Series A Preferred Stock to the Company’s CEO. Additionally, during the year ended December 31, 2021, the Company authorized and issued an additional 24 shares of Series A Preferred Stock to the Company’s CEO in connection with the amended and restated certificate of designation for the Company’s Series A Preferred Stock.

In April 2022, the Company accrued bonus compensation of $100,000 to the CEO. During the year ended December 31, 2022, the Company repaid back $126,523 of accrued compensation to CEO. As of March 31, 2023 and December 31, 2022, accrued compensation - CEO amounted $349,264 and $319,640, respectively, as reflected in the unaudited condensed consolidated balance sheets.

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (“Amended Employment Agreement”) with the CEO of the Company, Berge Abajian (the “Executive”). The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive a quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 1,000,000 post-split shares (500,000,000 pre-split shares) to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which was filed with the Securities and Exchange Commission (“SEC”) on September 21, 2022 (see Note 12).

Loans Payable

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. Jonathan Foltz is one of the majority owners of the 49% in Acquisition Sub, Aphrodite’s Marketing. As of March 31, 2023 and December 31, 2022, the outstanding balance was $117,495 and $81,534, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz (see Note 8). As of December 31, 2022, the outstanding balance is $608,500 including accrued interest of $77,718. As of March 31, 2023, the outstanding balance is $628,187 including accrued interest of $97,406.

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

In March 2023, the Company leases retail space at their 3rd location. The term of the first lease is for a five-year period from March 2023 to February 2028 starting with a monthly base rent of $1,900. The base rent is subject to an annual increase as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. The Company recorded right-of-use assets and operating lease liabilities of $89,830 related to this lease agreement. The Company used an incremental borrowing rate of 8% during the three months ended March 31, 2023. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the unaudited consolidated balance sheet as of March 31, 2023:

Year 2023 - remainder	$33,140
Year 2024	24,465
Year 2025	23,370
Year 2026	23,484
Year 2027	20,841
Year 2028	4,032
Total minimum lease payments	129,332
Less amounts representing interest	(19,131)
Present value of net minimum lease payments	110,201
Less current portion	(32,216)
Long-term capital lease obligation	$77,985

Amended Employment Agreement

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement with the CEO of the Company, Berge Abajian. The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive a quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 1,000,000 post-split shares (500,000,000 pre-split shares) to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which was filed with the SEC on September 21, 2022 (see Note 12).

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 1,000,000 post-split shares (500,000,000 pre-split shares) of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. As of December 31, 2021, the Company did not meet the prerequisite related to the effectiveness of an S-8 Registration Statement. As of September 30, 2022, the Company met the prerequisite related to the effectiveness of an S-8 Registration Statement. The 1,000,000 post-split shares (500,000,000 pre-split shares) of

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

common stock have not been issued to the CEO and have been recorded as common stock issuable as of March 31, 2023 and December 31, 2022.

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

Designation. The Company had designated 51 shares which was amended and increased from 51 to 75 shares of preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.001 per share and a stated value of $0.001.

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

Conversion. The Series A Preferred stock in non-convertible.

As of March 31, 2023 and December 31, 2022, there were 75 shares of Series A Preferred Stock issued and outstanding. The Company’s CEO owns 75 shares of shares of the Series A Preferred Stock.

Certificate of Designation of Series B 2% Convertible Preferred Stock

On February 10, 2021, the Company filed a Certificate of Designation for Series B Convertible Preferred Stock (the “Certificate of Designations”) with the Wyoming Secretary of State, designating 4,900 shares of preferred stock as Series B Convertible Preferred Stock.

Designation. The Company had designated 49 shares which was amended and increased from 49 to 4,900 shares of preferred stock as Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock has a par value of $0.00001 per share and a stated value of $100.

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

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

As of March 31, 2023 and December 31, 2022, there were 3,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

MARCH 31, 2023 AND 2022

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

(a)Conversion at Option of holder. Each share of Series C Preferred Stock shall be convertible into 21.34 post-split shares (10,670 pre-split shares) of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series C Preferred Stock; provided that, for period of twenty for (24) months from the Issuance Date, if the Company issues shares of common stock, including common stock as the result of the purchase, exercise, or conversion of outstanding derivative or convertible securities (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than 2,133,812 post-split shares (1,066,906,000 pre-split shares) (inclusive of conversions of Series C Preferred Stock at the Conversion Ratio immediately above), then the  Conversion Ratio for the Series C Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall equal to the sum of the currently issued and outstanding shares plus the Dilution Shares. A Ho1der shall affect a conversion by surrendering to the Company the original certificate or certificates representing the ·Shares of series C Preferred Stock to be converted to the Company, together with a completed form of conversion notice (the “Conversion Notice”). Each Conversion Notice shall specify the number of shares of Series C Preferred Stock to be converted, the date on which such conversion is to be affected, which date may not be prior to the Date the Holder delivers such Conversion Notice (the “Conversion Date”), and the Conversion Price determined. If no Conversion Date is specified in a Conversion Notice, the Conversion Date shall be the date that the Conversion Notice is delivered and each Conversion Notice, once given, shall be irrevocable.

On February 10, 2021, the Company issued 5 Series C Convertible Preferred Stock in connection with the acquisition of Aphrodite’s Marketing.

On April 18, 2022, the Company received a notice of conversion from the holder of the 5 shares of Series C Convertible Preferred Stock converting into 271,793 post-split shares (135,896,517 pre-split shares) of the Company’s common stock.

As of March 31, 2023 and December 31, 2022, there were no shares of Series C Convertible Preferred Stock issued and outstanding.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Certificate of Designation of Series D 3% Convertible Preferred Stock

On January 4, 2022, the Company filed a Certificate of Designation for Series D Convertible Preferred Stock with the Wyoming Secretary of State, designating 2,500,000 shares of preferred stock as Series D Convertible Preferred Stock. In February 2022, the Company filed an Amended and Restated Certificate of Designation, Preference and Rights of the Series D Convertible Preferred Stock. The Company amended and cancelled the mandatory provision and also amended the fixed conversion price from $0.50 to $0.40 post-split ($0.001 to $0.0008 pre-split). In April 2022, the Company filed another Amended and Restated Certificate of Designation, Preference and Rights of the Series D Convertible Preferred Stock whereby the Company amended the fixed conversion price from $0.40 to $0.25 post-split ($0.0008 to $0.0005 pre-split). In October 2022, the fixed conversion price was adjusted from $0.25 to $0.10 post-split ($0.0005 to $0.0002 pre-split) due to the subsequent sale of the Company’s common stock at $0.10 post-split ($0.0002 pre-split) per share in October 2022.

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

Conversion price. The effective conversion price (the “Conversion Price”) shall equal the fixed conversion price equal to $0.10 post-split ($0.0002 pre-split) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). Notwithstanding anything contained herein to the contrary, in the event that, following the date of issuance of the Series D Preferred Stock, the Company consummates a financing of at least $7,500,000, in the aggregate, in one offering or a series of offerings (debt or equity or a combination), the Conversion Price shall be reset to the Variable Conversion Price.  The “Variable Conversion Price” shall mean 65% multiplied by the market price (representing a discount rate of 35%).  Market price means the average of the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

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

As of March 31, 2023 and December 31, 2022, there were 957,000 and 1,274,000 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Certificate of Designation of Series E 3% Preferred Stock

On March 24, 2023, the Company filed a Certificate of Designation for Series E Preferred Stock with the Wyoming Secretary of State, designating 2,500,000 shares of preferred stock as Series E Preferred Stock.

Designation. The Company has designated 2,500,000 shares of preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a par value of $0.00001 per share and a stated value of $1.00 (the “Stated Value”).

Voting Rights. The Series E Preferred Stock shall have no right to vote on any matters requiring shareholder approval or any matters on which the shareholders are permitted to vote.

Dividends. Each share of Series E Preferred Stock is entitled to an annual dividend equal to 3% of the stated value which shall be cumulative, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an event of default, the dividend rate shall automatically increase to 18%.

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

No Conversion Right. The Holder shall have no right at any time to convert all or any part of the outstanding Series E Preferred Stock into shares of common stock.

Mandatory Redemption by the Company. On the date which is the earlier of: (i) December 31, 2023; and (ii) upon the occurrence of an Event of Default (i) or (ii), the Mandatory Redemption Date the Company shall redeem all of the shares of Series E Preferred Stock of the Holders. Within five (5) days of the Mandatory Redemption Date, the Company shall make payment to each Holder of an amount in cash, or kind, equal to (i) the total number of Series E Preferred Stock held by the applicable Holder, multiplied by (ii) the then current Stated Value (including but not limited to the addition of any accrued, unpaid dividends and the Default Adjustment, if applicable) (the "Mandatory Redemption Amount”). The value of any payment in kind shall be as agreed between the Company and respective the Holder.

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

As of March 31, 2023, there were 317,000 shares of Series E Preferred Stock issued and outstanding. The Series E preferred shares are mandatorily redeemable by the Company and are therefore classified as mezzanine debt for $317,000 as reflected in the unaudited condensed consolidated balance sheet.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Dividends on Preferred Stock

As of March 31, 2023 and December 31, 2022, accrued and unpaid dividends related to the Series B, C, D and E Preferred Stock amounted $43,101 and $32,198, respectively and was included in accounts payable and accrued liabilities as reflected in the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2023 and 2022, total dividends recorded amounted to $10,903 and $6,563, respectively as reflected in the unaudited condensed consolidated statements of stockholders’ equity.

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

In March 2023, the Company filed, with the Wyoming Secretary of State, a Certificate of Amendment, to amend its Articles of Incorporation and reflected the increase in the authorized shares of common stock from 15,000,000,000 shares to 25,000,000,000 shares. In the same Articles of Amendment, the Company filed for a reverse split of the Company’s common stock, at the ratio of 1 for 500, which was declared effective by FINRA effective April 17, 2023. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the unaudited condensed consolidated financial statements to reflect the Reverse Stock Split.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2021	1,596,483	$1.00	4.26
Granted	1,500,000	0.25	7.00
Exercised	(500)	0.50	2.40
Balance at December 31, 2022	3,095,983	$0.70	4.71
Granted	-	-	-
Exercised	-	-	-
Balance at March 31, 2023	3,095,983	$0.70	4.46
Warrants exercisable at March31, 2023	3,095,983	$0.70	4.46

At March 31, 2023, the aggregate intrinsic value of warrants outstanding was $0.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 13 - Subsequent Events

1800 Diagonal Lending, LLC

On April 24, 2023, the Company entered into an 8% convertible note in the amount of $70,481 less legal and financing costs of $5,481 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC (“1800 Diagonal”). The principal and accrued interest are payable on or before April 24, 2024. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 65% multiplied by the average three lowest trading price (representing a discount rate of 35%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 120% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such notes.

Other than as described above, the above 1800 Diagonal notes contain certain events of default, including failure to timely issue shares upon receipt of a notice of conversion, as well as certain customary events of default, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, liquidation, and failure by the Company to pay the principal and interest due under the Note. Additional events of default shall include, among others: delisting of common stock, failure to comply with the Exchange Act, financial statement restatement, replacement of transfer agent, and cross-default.

In the event that the Company fails to deliver the shares of common stock issuable upon conversion of principal or interest under the above 1800 Diagonal note within three business days of a notice of conversion by 1800 Diagonal, the Company shall incur a penalty of $2,000 per day; provided, however, that such fee shall not be due if the failure to deliver the shares is a result of a third party, such as the transfer agent.

Upon the occurrence and during the continuation of certain events of default, the above 1800 Diagonal note will become immediately due and payable and the Company will pay 1800 Diagonal in full satisfaction of its obligations in the amount equal to 150% of an amount equal to the then-outstanding principal amount of the above 1800 Diagonal notes, plus any interest accrued upon such event of default or prior events of default (the “Default Amount”). Further, upon the occurrence and during the continuation of any event of default specified in section 3.2 as defined in the 1800 Diagonal note agreements, which relates to the failure to issue shares of the Company’s Common Stock upon the conversion of 1800 Diagonal notes, such above 1800 Diagonal notes shall become immediately due and payable in an amount equal to the Default Amount multiplied by two.

On April 24, 2023, the Company entered into another 13% convertible note in an amount of $75,180 less legal and financing costs of $10,180 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC (the “1800 note”). The principal and accrued interest is payable on or before April 24, 2024. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. The Company has the right to prepay in full at any time with no prepayment penalty.

The note bears interest at a rate of 13% per annum which is equivalent to $9,773 interest. The principal amount and the interest is due and payable in nine equal monthly payments of $9,550, commencing on June 15, 2023 with eight subsequent payments each month thereafter.

At any time following an event of default under Article III of the 1800 note, it becomes convertible, in whole or in part, into shares of Common Stock at the option of 1800 Diagonal, at any time and from time to time thereafter (subject to the beneficial ownership limitations set forth in Section 5d thereof). The conversion price of the 1800 note is 60% multiplied by the lowest trading price during the 20 trading days prior to the conversion date (representing a 40% discount).

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Upon the occurrence and during the continuation of any event of default, the 1800 note shall become immediately due and payable and the borrower shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% (“Default Percentage”) times the sum of (w) the then outstanding principal amount of this note plus (x) accrued and unpaid interest on the unpaid principal amount of this note to the date of payment (the “Mandatory Prepayment Date”) plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the holder pursuant to Article IV (the then outstanding principal amount of this note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the “Default Amount”) and all other amounts payable hereunder shall immediately become due and payable, all without demand, presentment or notice, all of which hereby are expressly waived, together with all costs, including, without limitation, legal fees and expenses, of collection, and the holder shall be entitled to exercise all other rights and remedies available at law or in equity. Any failure to deliver shares in conversion following a default shall result in a unilateral increase of the Default Percentage to 200%. If the borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, to convert the balance owed pursuant to the note including the Default Amount into shares of common stock of the Company.

First Amendment to Advance Agreement

On April 21, 2023, the Company, together with its majority owned subsidiaries, Aphrodite Marketing and GearBubble Tech (collectively the “Borrower”), entered into an Amendment Agreement (the “Amendment”) with Trillium Partners L.P to amend the Advance Agreement dated October 27, 2021 (the “Agreement”). Both parties agreed to amend the Agreement in section 10 of the Agreement including among others, a default interest rate of 22% per annum, conversion right to convert all or any part of the outstanding and unpaid amounts of the promissory notes, and variable conversion price of 50% of the lowest trading price during the 30-trading day period prior to conversion date.

In the event that the Company fails to deliver the shares of common stock issuable upon conversion of principal or interest under of the promissory note within three business days of a notice of conversion, the Company shall incur a penalty of $2,000 per day; provided, however, that such fee shall not be due if the failure to deliver the shares is a result of a third party, such as the transfer agent.

Common Stock for Debt Conversion

In April 2023, the Company issued 600,000 shares of its common stock at an average contractual conversion price of approximately $0.006 as a result of the conversion of principal of $3,510 underlying certain outstanding convertible notes converted during such period.

In May 2023, the Company issued 630,973 shares of its common stock at an average contractual conversion price of approximately $0.004 as a result of the conversion of accrued interest of $2,524 underlying certain outstanding promissory note converted during such period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our unaudited condensed unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

The Bergio brand is our most important asset. The Bergio brand is associated with high-quality, handcrafted and individually designed pieces with European sensibility, Italian craftsmanship and a bold flair for the unexpected. Bergio is one of the most coveted brands of fine jewelry. Established in 1995, Bergio’s signature innovative design, coupled with extraordinary diamonds and precious stones, earned the company recognition as a highly sought-after purveyor of rare and exquisite treasures from around the globe.

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

During the fall of 2018, we opened our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. In March 2023, we opened our third retail store in Marmora, New Jersey. We are also contemplating the opening of new stores in the future.

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

Aphrodite’s Marketing and GearBubble Tech have increased our online presence and provide for expansion of the Bergio Brand. Aphrodite is a one-stop shop for jewelry, gifts, and surprises for any occasion. The online stores provide a unique gifting experience in the ecommerce space. With their technological experience in ecommerce, we expect to grow the Bergio Brand, and in conjunction with Bergio’s design expertise and years of experience in the jewelry industry, we believe we can successfully grow the business.

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

The Company’s retail operations have been and continue to be affected by the recent and ongoing outbreak of the coronavirus disease (COVID -19) which in March 2020, was declared a pandemic by the World Health Organization.

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

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Three Months Ended
	March 31, 2023	March 31, 2022	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$1,388,366	$1,956,501	$(568,138)	(29.04)%
Net revenues – related parties	-	139,050	(139,050)	(100)%
Total net revenues	1,388,366	2,095,551	(707,188)	(33.75)%

Cost of revenues	768,661	1,246,737	(478,076)	(38.35)%

Gross profit	$619,702	$848,814	$(229,112)	(26.99)%

Gross profit as a % of sales	44.64%	40.51%

Net Revenues

Total net revenues for the three months ended March 31, 2023 which amounted to $1,388,363 decreased by $568,318 as compared to $2,095,551which included net revenues - related parties for the three months ended March 31, 2022. The decrease in total net revenues during the three months ended March 31, 2023, was primarily attributable to the decrease in revenues of our majority owned subsidiary, Aphrodite’s Marketing, as a result of the decrease in marketing and advertising expenses through social media, digital marketing, and promotional campaigns.

Cost of Revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out; costs associated with operation and maintenance of the Company’s platform. Cost of revenues for the three months ended March 31, 2023 decreased by $478,076 to $768,661 as compared to $1,246,737 for the three months ended March 31, 2022. This decrease is primarily attributable to the decrease in net revenues as discussed above.

Gross Profit

Gross profit decreased by $229,112 to $619,702 for the three months ended March 31, 2023 as compared to $848,814 for the three months ended March 31, 2022. This decrease is primarily attributable to the decrease in revenues as discussed above.

Operating Expenses

Operating expenses decreased by $525,988 to $1,286,783 for the three months ended March 31, 2023 as compared to $1,812,771 for the three months ended March 31, 2022. The decrease was primarily attributable to i) decrease in selling and marketing expenses of $360,924 primarily attributable to decrease in advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) decrease professional and consulting expenses of $21,678 primarily related to decrease in consulting and contractor fees iii) decrease in compensation and related taxes of $111,816 primarily related to the decrease in number of employees of our majority owned subsidiary, Aphrodite’s Marketing iv) decrease in general and administrative expenses of $31,570 primarily attributable to decrease in rent and office expenses. The overall decrease in operating expenses reflect were due to the cost-cutting measures made during the three months ended March 31, 2023.

Loss from Operations

As a result of the above, we had a loss from operations of $667,081 for the three months ended March 31, 2023 as compared to a loss from operations of $963,957 for the three months ended March 31, 2022.

Other Expenses, net

For the three months ended March 31, 2023, the Company had other expenses, net of $314,894 as compared to other expenses, net of $1,114,354 for the three months ended March 31, 2022, a decrease of $799,460 in other expenses, net. The decrease in other expenses, net is primarily attributed to the decrease in amortization of debt discount of $298,299 and decrease in interest expense of $937,775 due to decrease in number of convertible notes offset by increase in change in fair value of derivative liabilities of $313,367 and decrease in gain from extinguishment of debt of $149,755.

Net Loss Attributable to Bergio International, Inc.

As a result of the above, we had net loss attributable to Bergio International, Inc. $667,055 for the three months ended March 31, 2023 as compared to $1,585,586 for the three months ended March 31, 2022.

Net Loss Available to Bergio International, Inc. Common Stockholders

As a result of the above, we had net loss available to Bergio International, Inc. common stockholders of $667,055 for the three months ended March 31, 2023 as compared to $2,400,586 for the three months ended March 31, 2022 after the recognition of deemed dividend of $815,000 upon the issuance of the Series D Preferred Stock.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2023, compared to December 31, 2022:

	March 31, 2023	December 31, 2022	Increase/ (Decrease)
Current Assets	$3,162,556	$3,440,464	$(277,908)

Current Liabilities	$4,915,902	$4,254,005	$661,897

Working Capital Deficit	$(1,753,346)	$(813,541)	$939,805

At March 31, 2023 the Company had working capital deficit of $1,753,346 as compared to $813,541 at December 31, 2022. This increase in working capital deficit is primarily attributed to the increase in liabilities.

During the three months ended March 31, 2023, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the three months ended March 31, 2023, the Company used $656,496 in cash for operations as compared to $1,071,273 in cash used for operations for the three months ended March 31, 2022. This decrease in cash used in operations is primarily attributed to net loss of $667,055, amortization expense of $60,489, amortization of debt discount and deferred financing cost of $19,541, depreciation of $9,781, change in fair value of derivative liabilities of $136,151, and increase in changes in operating assets and liabilities of $95,292 primarily attributable to increase in accounts receivable of $40,078, increase in inventory of $30,390, decrease in accounts payable and accrued liabilities of $153,843 and increase in accrued compensation of $29,624 offset by non-controlling interest of $314,920.

For the three months ended March 31, 2022, the Company used $1,071,273 in cash for operations. This increase in cash used in operations is primarily attributed to increase in net loss, increase in amortization expense of $27,364, increase in amortization of debt discount and deferred financing cost of $158,838, increase in non-cash interest upon conversion of debt of $1,025,660, increase in non-controlling interest of $416,457 offset by decrease in derivative expense of $108,466, decrease in change in fair value of derivative liabilities of $305,583, decrease in gain from extinguishment of debt $192,554, decrease in inventory of $95,313, decrease in prepaid expenses of $19,186, decrease in accounts payable and accrued liabilities of $266,140.

Cash used in investing activities: For the three months ended March 31, 2023, the Company used $4,900 in cash for investing activities for purchase of property and equipment as compared to $0 of cash in investing activities for the three months ended March 31, 2022.

Cash provided by financing activities: Cash provided by financing activities for the three months ended March 31, 2023 was $311,120 as compared to $573,933 for the three months ended March 31, 2022. This decrease is primarily the result of net proceeds received from loans and advances payable of $487,123, advances from CEO, net of $112,375 offset by repayments of loans and advances payable of $288,378.

Cash provided by financing activities for the three months ended March 31, 2022 was $573,933. This is primarily the result of net proceeds received from convertible notes of $76,250, sale of preferred stock of $815,000, proceeds from loans $381,600 offset partially by repayments of loans and advances payable of $336,553, repayment of secured notes of $110,000, repayment of note of $154,934 and repayment of advances to CEO, net of $97,430.

Our indebtedness is comprised of loans and advances payable, notes payable, convertible notes, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of March 31, 2023, principal amounts under the convertible note payable was $79,250, net of debt discount of $40,386 at March 31, 2022.

Notes Payable

The Company has total notes payable of $818,656 classified as current portion and total notes payable – long term portion of $261,344 at March 31, 2023.

Loans and Advances Payable

The Company has loans and advances payable and accrued interest of $1,282,569 at March 31, 2023.

Satisfaction of Our Cash Obligations for the Next 12 Months

A critical component of our operating plan impacting our continued existence is to efficiently manage our retail operations and successfully develop new lines through our Company or through possible acquisitions and/or mergers as well as opening new retail stores. Our ability to obtain capital through additional equity and/or debt financing, and joint venture partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to reduce the growth of our operations. This may materially impact on our ability to increase revenue and continue our growth.

The Company has suffered recurring losses and has an accumulated deficit of $20,283,316 as of March 31, 2023. As of March 31, 2023, the Company has $79,250 in principal amounts of convertible notes, notes payable (current and long-term portion) of $1,080,000, loans and advances payable of $1,282,569, and advances from CEO including interest of $261,810. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the consolidated financial statements for the year ended December 31, 2022 which is included in our Annual Report.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023.

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

BERGIO INTERNATIONAL, INC.

Date: May 15, 2023	By:	/s/ Berge Abajian
	Name:	Berge Abajian
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)