Form 10-Q
period 2023-06-30
Bergio International, Inc.
filed 2023-08-14
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 11, 2023 there were 97,070,203 shares outstanding of the registrant’s common stock.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS:

Current assets:
Cash	$146,838	$464,248
Accounts receivable	132,078	119,931
Inventory	2,881,323	2,855,585
Prepaid expenses and other current assets	2,600	700
Total current assets	3,162,839	3,440,464

Property and equipment, net	36,112	50,164
Goodwill	5,681,167	5,681,167
Intangible assets, net	148,341	269,319
Operating lease right of use assets	104,432	24,595
Investment in unconsolidated affiliate	6,603	6,603

Total Assets	$9,139,494	$9,472,312

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued liabilities	$1,681,536	$1,851,432
Bank overdraft	-	11,582
Accrued compensation - CEO	308,572	319,640
Notes payable - current portion, net of debt discount	768,717	702,504
Convertible notes payable, net of debt discount	170,258	19,324
Loans and advances payable including accrued interest	1,379,567	1,072,089
Advances from CEO and accrued interest	260,861	142,854
Derivative liability - convertible debt	591,251	108,594
Derivative liability - acquisition	72,431	7,914
Operating lease liabilities - current	32,325	18,072
Total current liabilities	5,265,518	4,254,005

Long-term liabilities:
Notes payable - long-term	260,153	259,496
Operating lease liabilities - long-term	72,107	6,524
Total long term liabilities	332,260	266,020

Total Liabilities	5,597,778	4,520,025

Preferred stock - Series E - $0.00001 par value, 2,500,000 shares authorized, 317,000 shares and none shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively ($1 per share liquidation value)	317,000	-

Commitments and contingencies	-	-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- CONTINUED -

	June 30, 2023	December 31, 2022
	(Unaudited)
Stockholders’ equity
Preferred stock 10,000,000 shares authorized Series A preferred stock - $0.001 par value, 75 shares authorized, 75 and 75 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and 3,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively ($100 per share liquidation value)	-	-
Convertible Series D preferred stock - $0.00001 par value, 2,500,000 shares authorized, 957,000 and 1,274,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively ($1 per share liquidation value)	10	13
Common stock, $0.00001 par value; 25,000,000,000 shares authorized, 74,071,275 and 12,316,954 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	741	123
Common stock issuable (1,000,000) shares as of June 30, 2023 and December 31, 2022	10	10
Additional paid-in capital	25,907,131	26,102,888
Accumulated deficit	(20,844,140)	(19,605,358)
Total Bergio International, Inc. stockholders’ equity	5,063,752	6,497,676

Non-controlling interest in subsidiaries	(1,839,036)	(1,545,389)

Total Stockholders’ equity	3,224,716	4,952,287

Total Liabilities and Stockholders’ Equity	$9,139,494	$9,472,312

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net revenues	$1,409,422	$2,458,531	$2,797,785	$4,415,032
Net revenues - related parties	-	666	-	139,716
Total net revenues	1,409,422	2,459,197	2,797,785	4,554,748

Cost of revenues	609,327	990,650	1,377,988	2,237,387

Gross profit	800,095	1,468,547	1,419,797	2,317,361

Operating expenses:
Selling and marketing expenses	173,655	914,053	533,835	1,635,157
Professional and consulting expenses	437,539	557,662	969,813	1,111,614
Compensation and related expenses	164,508	377,256	332,710	657,274
General and administrative expenses	226,773	240,893	452,900	498,590

Total operating expenses	1,002,475	2,089,864	2,289,258	3,902,635

Loss from operations	(202,380)	(621,317)	(869,461)	(1,585,274)

Other income (expenses)
Interest expense	(173,771)	26,281	(331,229)	(1,068,952)
Derivative expense	(351,712)	-	(351,712)	(16,900)
Amortization of debt discount and deferred financing cost	(155,120)	(84,654)	(174,661)	(402,494)
Loss from foreign currency transactions	(1,038)	(1,563)	(2,782)	(5,488)
Fraud loss caused by computer hackers	-	(1,407)	-	(20,807)
Change in fair value of derivative liabilities	83,385	379,338	(52,766)	556,554
Interest income	-	197	-	361
Other income	-	6,096	-	17,905
Gain from forgiveness of accounts payable	231,806	-	231,806	-
Gain from extinguishment of debt, net	40,304	111,649	40,304	261,404
Total other income (expenses), net	(326,146)	435,937	(641,040)	(678,417)

Loss before provision for income taxes	(528,526)	(185,380)	(1,510,501)	(2,263,691)

Provision for income taxes	-	-	-	-

Net loss	(528,526)	(185,380)	(1,510,501)	(2,263,691)

Losses attributable to non-controlling interest	(21,273)	205,891	293,647	698,616

Net income (loss) attributable to Bergio International, Inc.	$(549,799)	$20,511	$(1,216,854)	$(1,565,075)

Deemed dividend	-	(740,878)	-	(1,555,878)

Net loss available to Bergio International, Inc. common stockholders	$(549,799)	$(720,367)	$(1,216,854)	$(3,120,953)

Net loss per common share:
Basic and diluted	(0.02)	0.00	(0.06)	(0.63)

Weighted average common shares outstanding:
Basic and diluted	27,164,875	5,899,188	19,783,208	4,970,773

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	75	$-	3,000	$-	1,274,000	$13	12,316,954	$123	1,000,000	$10	$26,102,888	$(19,605,358)	$(1,545,389)	$4,952,287

Series D preferred stock exchange for Series E preferred stock	-	-	-	-	(317,000)	(3)	-	-	-	-	3	-	-	-
Reclassification of Series E preferred stock to mezzanine debt	-	-	-	-	-	-	-	-	-	-	(317,000)	-	-	(317,000)
Fractional shares due to 1:500 reverse stock split	-	-	-	-	-	-	2,568	-	-	-	-	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(10,903)	-	(10,903)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(667,055)	(314,920)	(981,975)
Balance, March 31, 2023	75	-	3,000	-	957,000	10	12,319,522	123	1,000,000	10	25,785,891	(20,283,316)	(1,860,309)	3,642,409

Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	11,751,753	118	-	-	21,740	-	-	21,858
Issuance of common stock for accrued compensation - CEO	-	-	-	-	-	-	50,000,000	500	-	-	99,500	-	-	100,000
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(11,025)	-	(11,025)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(549,799)	21,273	(528,526)
Balance, June 30, 2023	75	$-	3,000	$-	957,000	$10	74,071,275	$741	1,000,000	$10	$25,907,131	$(20,844,140)	$(1,839,036)	$3,224,716

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021	75	$-	3,000	$-	5	$-	-	$-	2,433,039	$24	32,044	$-	$18,646,446	$103,700	$(14,452,396)	$(557,472)	$3,740,303

Series D preferred stock issued for cash, net of offering cost	-	-	-	-	-	-	855,000	9	-	-	-	-	814,991	-	-	-	815,000
Deemed dividend upon issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	815,000	-	(815,000)	-	-
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	2,825,354	28	-	-	2,285,628	-	-	-	2,285,656
Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	15,621	-	-	-	15,621
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,563)	-	(6,563)
Cancellation of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	103,700	(103,700)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-		-	(1,585,586)	(492,725)	(2,078,311)
Balance, March 31, 2022	75	-	3,000	-	5	-	855,000	9	5,258,393	53	32,044	-	22,681,386	-	(16,859,545)	(1,050,197)	4,771,706

Series D preferred stock issued for cash, net of offering cost	-	-	-	-	-	-	825,000	8	-	-	-	-	739,992	-	-	-	740,000
Deemed dividend upon issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	740,000	-	(740,000)	-	-
Issuance of common stock for conversion of Series C preferred stock	-	-	-	-	(5)	-	-	-	135,896,517	1,359	-	-	(1,359)	-	-	-	-
Reclassification of derivative liability to equity upon conversion of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	67,284	-	-	-	67,284
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	232,079,442	2,321	-	-	110,779	-	-	-	113,100
Issuance of common stock for common stock issuable	-	-	-	-	-	-	-	-	16,021,937	160	(16,021,937)	(160)	-	-	-	-	-
Cashless exercise of stock warrants	-	-	-	-	-	-	-	-	54,500,000	545	-	-	333	-	(878)	-	-
Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	15,621	-	-	-	15,621
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,669)	-	(7,669)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-		-	20,511	(205,891)	(185,380)
Balance, June 30, 2022	75	$-	3,000	$-	-	$-	1,680,000	$17	443,756,289	$4,438	(15,989,893)	$(160)	$24,354,036	$-	$(17,587,581)	$(1,256,088)	$5,514,662

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Bergio International, Inc.	$(1,216,854)	$(1,565,075)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest in subsidiaries	(293,647)	(698,616)
Amortization expense	120,978	120,978
Depreciation expense	18,952	20,642
Stock-based compensation	-	31,242
Amortization of debt discount and deferred financing costs	174,661	402,494
Derivative expense	351,712	16,900
Change in fair value of derivative liabilities	52,766	(556,554)
Gain from forgiveness of accounts payable	(231,806)	-
Gain from extinguishment of debt	(40,304)	(261,404)
Non-cash interest upon conversion of debt	-	1,025,660
Amortization of right of use assets	9,993	(47,682)
Change in operating assets and liabilities:
Accounts receivable	(12,147)	(90,062)
Inventory	(25,738)	205,297
Prepaid expenses and other current assets	(1,900)	(52,655)
Accounts payable and accrued liabilities	338,411	(234,035)
Bank overdraft	(11,582)	-
Accrued compensation - CEO	88,932	403,460
Operating lease obligations	(9,994)	47,679
Subscription payable	-	(346,163)
NET CASH USED IN OPERATING ACTIVITIES	(687,567)	(1,577,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,900)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,900)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net of offering cost	-	1,555,000
Proceeds from note payable	65,000	110,000
Proceeds from loans and advances payable	560,516	595,600
Proceeds from convertible notes, net of debt issuance cost	65,000	76,250
Repayment on note payable	-	(180,414)
Repayment on loans and advances payable	(419,408)	(641,406)
Repayment on secured notes payable	-	(400,000)
Advance from (payments to) Chief Executive Officer, net	103,949	(135,858)
NET CASH PROVIDED BY FINANCING ACTIVITIES	375,057	979,172

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(317,410)	(598,722)
CASH AND CASH EQUIVALENTS – beginning of period	464,248	1,093,195
CASH AND CASH EQUIVALENTS – end of period	$146,838	$494,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$14,610
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt, loans payable, and accrued interest	$21,858	$1,373,096
Issuance of common stock issued for accrued compensation	$100,000	$-
Deemed dividend upon issuance of Series D preferred stock	$-	$1,555,878
Initial amount of ROU asset and related liability	$89,830	$-
Initial derivative liability recorded in connection with convertible notes payable	$183,000	$76,250
Reclassification of derivative liability to equity upon conversion of Series C preferred stock	$-	$67,284

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of June 30, 2023. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and footnotes thereto included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023 (the “Annual Report”). The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of June 30, 2023 and December 31, 2022, the Company recorded a non-controlling interest balance of $(1,839,036) and $(1,545,389), respectively, in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying unaudited condensed consolidated balance sheet and losses

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

attributable to non-controlling interest of $293,647 and $698,616 during the six months ended June 30, 2023 and 2022, respectively as reflected in the accompanying unaudited condensed consolidated statements of operations.

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Bergio International, Inc. and cash used in operations of $1,216,854 and $687,567, respectively, for the six months ended June 30, 2023. Additionally, the Company had an accumulated deficit of approximately $20,844,140 million and working capital deficit of $2,102,679 at June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations.

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly-owned and majority owned subsidiaries as of June 30, 2023. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended June 30, 2023 and 2022 include the estimates of useful lives of property and equipment and intangible assets, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the fair value of warrants issued with debt, the valuation allowance on deferred tax assets, and stock-based compensation.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

JUNE 30, 2023 AND 2022

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

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions, and third-party e-commerce platform fees and selling fees. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $533,835 and $1,635,157 for the six months ended June 30, 2023 and 2022, respectively, and marketing costs were $173,655 and $914,053 for the three months ended June 30, 2023 and 2022, respectively are included in selling and marketing expenses on the unaudited condensed consolidated statement of operations.

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

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at:

	June 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$-	$-	$663,682	$-	$-	$116,508

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at June 30, 2023 and December 31, 2022. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At June 30, 2023 and December 31, 2022, the Company did not have cash in excess of FDIC limits.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts was $0 for both periods.

Inventory

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale. Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the six months ended June 30, 2023 and 2022.

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

JUNE 30, 2023 AND 2022

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

Concentration Risk

Concentration of Revenues

For the six months ended June 30, 2023 and 2022, no customer accounted for over 10% of total revenues.

Concentration of Purchases

The Company purchased approximately 20% of its finished products from one vendor during the six months ended June 30, 2023. The Company purchased approximately 32% of its finished products from two vendors (10% and 12%) during the six months ended June 30, 2022.

Concentration of Accounts Receivable

As of June 30, 2023, accounts receivable amounted to $96,400 and two customers represented 73% (49% and 24%) of this balance. As of December 31, 2022, total accounts receivable amounted to $119,931 and two customers represented 90% (60% and 30%) of this balance.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

Note 4 - Property and Equipment

Property and equipment consist of the following:

	June 30, 2023	December 31, 2022

Leasehold improvements	$391,722	$391,722
Office and computer equipment	581,352	581,352
Selling equipment	8,354	8,354
Furniture and fixtures	25,411	20,511

Total at cost	1,006,839	1,001,939
Less: Accumulated depreciation	(970,727)	(951,775)

	$36,112	$50,164

Depreciation expense for the six months ended June 30, 2023 and 2022 was $18,952 and $20,642, respectively. Depreciation expense for the three months ended June 30, 2023 and 2022 was $9,171 and $10,085, respectively.

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

The potentially dilutive common stock equivalents as of June 30, 2023 and December 31, 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

	June 30, 2023	December 31, 2022
	(Unaudited)
Common Stock Equivalents:
Stock Warrants	3,095,983	3,095,983
Convertible Preferred Stock	31,791,382	16,735,086
Convertible Notes	164,314,465	24,384,615
Total	199,201,830	44,215,684

Note 6 - Convertible Notes Payable

As of June 30, 2023 and December 31, 2022, convertible notes payable consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Principal amount	$245,873	$79,250
Less: unamortized debt discount	(75,615)	(59,926)
Convertible notes payable, net	$170,258	$19,324

Boot Capital, LLC

On October 3, 2022, the Company entered into an 8% convertible note in the amount of $79,250 less legal and financing costs of $4,250 for net proceeds of $75,000 with Boot Capital LLC. The principal and accrued interest is

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

payable on or before October 3, 2023. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 120% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note. During the six months ended June 30, 2023, principal of $9,815 were converted into 4,775,000 shares of common stock. The outstanding balance at June 30, 2023 and December 31, 2022 was $69,435 and $79,250, respectively. Accrued interest at June 30, 2023 and December 31, 2022 was $4,557 and $1,546, respectively.

Trillium Partners LP

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrued at the rate of 3% per annum. During the six months ended June 30, 2023, the Company reclassed this from a loan to a convertible note payable upon the receipt of a secured promissory note. Accordingly, the Company entered into Secured Promissory Note (the “Secured Note”) in amount of $118,000 and original issue discount of $18,000 for net proceeds of $100,000. The Secured Note was due on February 4, 2023. Such Secured Note is secured by a security interest in the borrower’s existing and future assets, including all rights to received payments (including credit card payments) from the sale of goods or services, inventory, property and equipment, and general intangibles.

The Secured Note was issued in connection with the Advance Agreement dated October 27, 2021. On April 21, 2023, the Company, together with its majority owned subsidiaries, Aphrodite Marketing and GearBubble Tech (collectively the “Borrower”), entered into an Amendment Agreement (the “First Amendment”) with Trillium Partners L.P. to amend the Advance Agreement dated October 27, 2021 (the “Agreement”). Both parties agreed to amend the Agreement in section 10 of the Agreement including among others, a default interest rate of 22% per annum, conversion right to convert all or any part of the outstanding and unpaid amounts of the promissory notes, a provision that in no event shall the lender be entitled to convert into common stock that would result to beneficial ownership by lender and its affiliates of more than 4.99% of the outstanding shares of common stock (the “Beneficial Ownership Limitation”), and variable conversion price of 50% of the lowest trading price during the 30-trading day period prior to conversion date.

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

On May 31, 2023, the Company, together with its majority owned subsidiaries, and Trillium Partners L.P. entered into a Second Amendment to the Advance Agreement whereby both parties agreed to amend under section 10(b) to increase the Beneficial Ownership Limitation from 4.99% into 9.99%.

Principal and interest shall be paid with 16 weekly payments of $7,375 shall be paid to the lender on each Friday starting in the month of July 2022; Upon the occurrence of an event of default, the principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum. The Company did not pay the required payments and accordingly, has been accruing interest at 22%. During the six months ended June 30, 2023, principal of $12,043 were converted into 6,976,753 shares of common stock. As of June 30, 2023, the principal balance is $105,957 and accrued interest amounted to $8,522 at June 30, 2023.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

1800 Diagonal Lending LLC

On April 24, 2023, the Company entered into an 8% convertible note in the amount of $70,481 less legal and financing costs of $5,481 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest are payable on or before April 24, 2024. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 65% multiplied by the average three lowest trading price (representing a discount rate of 35%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding principal and accrued interest balance at June 30, 2023 was $70,481 and $1,035, respectively.

During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the above note together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 120% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such notes.

Amortization of debt discounts and financing cost

For the six months ended June 30, 2023 and 2022, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $172,792 and $337,701, respectively, and for the three months ended June 30, 2023 and 2022, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $153,251 and $80,936, respectively, which has been amortized and included in amortization of debt discount and deferred financing cost on the accompanying unaudited condensed consolidated statements of operations.

Note 7 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock are recorded as a liability and are revalued at fair value at each reporting date. As of June 30, 2023 and December 31, 2022, total derivative liabilities amounted $663,682 (consist of derivative liability from convertible debt of $591,251 and derivative liability related to acquisition of Aphrodite’s Marketing $72,431) and $116,508 (consist of derivative liability from convertible debt of $108,594 and derivative liability related to acquisition of Aphrodite’s Marketing $7,914), respectively.

The following is a roll forward for the six months ended June 30, 2023 and for the year ended December 31, 2022 of the fair value liability of price adjustable derivative instruments:

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

Fair Value of Liability for Derivative Instruments

Balance at December 31, 2022	$116,508
Initial valuation of derivative liabilities included in debt discount	183,000
Initial valuation of derivative liabilities included in derivative expense	351,712
Reclassification of derivative liabilities to gain from extinguishment of debt	(40,304)
Change in fair value of derivative liabilities	52,766
Balance at June 30, 2023	$663,682

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at June 30, 2023 and December 31, 2022 was $0.0043 for both periods. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at June 30, 2023 are indicated in the table that follows. The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

	Initial Valuations (on new derivative instruments entered into during the six months ended June 30, 2023)	June 30, 2023
Volatility	662%	628% to 675%
Expected Remaining Term (in years)	0.15 to 1.00	0.08 to 1.00
Risk Free Interest Rate	4.76 to 4.98%	4.74 to 5.55%
Expected dividend yield	None	None

Note 8 - Loans and Advances Payable

Loans and advances payable consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Principal amount of loans and advances	$880,722	$839,613
Accrued interest	498,845	232,476
Loans and advances payable	$1,379,567	$1,072,089

Trillium Partners LP

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrued at the rate of 3% per annum. As of December 31, 2022, the principal balance was $100,000. Accrued interest amounted to $4,340 at December 31, 2022. During the six months ended June 30, 2023, the Company reclassed such loan to convertible note payable upon the receipt of a secured promissory note and an amendment to an advance agreement (see Note 7).

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $75,500 with Jonathan Foltz. During the year ended December 31, 2022, the Company received $90,150 and repaid back $25,239 related to this loan. Additionally, during the year ended

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

December 31, 2022, Nationwide has assumed $65,513 of this loan. As of December 31, 2022, the outstanding balance is $81,534. During the six months ended June 30, 2023, the Company has received $67,916 and repaid back $22,244 related to this loan. As of June 30, 2023 and December 31, 2022, the outstanding balance is $127,206 and $81,534, respectively.

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $545,720 with Nationwide. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. During the year ended December 31, 2022, the Company repaid back $150,000 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide assumed a total of $106,000 of loans related to Digital Age Business and Jonathan Foltz. As of December 31, 2022, the outstanding balance is $608,500 including accrued interest of $77,718. As of June 30, 2023, the outstanding balance is $647,875 including accrued interest of $117,093.

Amazon Capital Services, Inc.

In July 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a loan agreement with Amazon Capital Services, Inc. (“Amazon”) for a loan amount of $64,000. The loan bears an annual interest rate of 12% and has a loan term of 6 months from date of the loan. During the year ended December 31, 2022, the Company repaid back $55,531 related to this loan. As of December 31, 2022, the outstanding balance is $11,001 including accrued interest of $2,532. During the six months ended June 30, 2023, the Company has repaid back $11,085 related to this loan. As of June 30, 2023, the outstanding balance is $0.

Bluevine Capital, Inc.

In August 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Bluevine Capital, Inc. (“Bluevine”) for up to a loan amount of $200,000. The loan bears weekly interest rate of 0.54% and an upfront fee of 1.6% which were deducted from the loan amount. The loans are repaid in 26 weekly installments from the date of the loan.  During the year ended December 31, 2022, the Company has drawn a total loan of $200,000 and repaid back $112,412. As of December 31, 2022, the outstanding balance is $87,588. During the six months ended June 30, 2023, the Company has drawn a total loan of $75,000 and repaid back $93,606. As of June 30, 2023, the outstanding balance is $85,631.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

During the six months ended June 30, 2023, interest expense incurred related to these advances amounted to $90,902 and repaid back $29,000. As of June 30, 2023 and December 31, 2022, the outstanding balance is $152,472 and $58,533, respectively.

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

During the six months ended June 30, 2023, repaid back $100,998 related to this loan. During the six months ended June 30, 2023, interest expense incurred related to this advance amounted to $45,308. As of June 30, 2023, the outstanding balance is $69,243.

Parkside Funding Group LLC

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a purchase and sale of future receipt agreement with Parkside Funding Group LLC. Under the agreement, the Company sold an aggregate of $217,500 in future receipt or receivables for a purchase amount of $150,000. The aggregate principal amount is payable in daily instalments of $1,977 until such time that the obligation is fully satisfied for approximately 4 months. This loan is guaranteed by the CEO of the Company and Jonathan Foltz. During the six months ended June 30, 2023, the Company received $142,500 (net of debt cost fee of $7,500 which was amortized immediately to interest expense) and repaid back $68,046 related to this loan. During the six months ended June 30, 2023, interest expense incurred related to this loan amounted to $57,116. As of June 30, 2023, the outstanding balance is $139,070.

Marcus by Goldman Sachs

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Marcus by Goldman Sachs (“Marcus”) for up to a loan amount of $125,000. The loan bears an annual interest rate of 9.99%. The amount due is 2% of the principal balance plus any fees and amounts that weren’t paid during the prior statement periods. During the repayment period, the amount due is the total outstanding balance at the end of the draw period divided into 26 equal payments that, if made in-full and on-time, bring the balance to zero over the next year.  During the six months ended June 30, 2023, the Company has drawn a total loan of $136,049 and repaid back $16,517. During the six months ended June 30, 2023, interest expense incurred related to this loan amounted to $4,077. As of June 30, 2023, the outstanding balance is $123,609.

Shopify

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a merchant loan agreement with Shopify, an e-commerce platform provider with a daily remittance rate of 17% for a loan amount of $36,160. During the six months ended June 30, 2023, the Company has received $32,000 (net of debt cost of $4,160 which was amortized immediately to interest expense) and repaid back $1,698 related to this merchant loan agreement. The loan or advance is non-interest bearing, due on demand and are secured by all of the assets of Aphrodite’s Marketing. As of June 30, 2023, the outstanding balance is $34,462.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

Note 9 - Notes Payable

Notes payable is summarized below:

	June 30, 2023	December 31, 2022
	(Unaudited)
Principal amount	$1,037,180	$962,000
Less: current portion	(768,717)	(702,504)
Less: unamortized debt discount	(8,310)	-
Notes payable - long term portion	$260,153	$259,496

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2023 - remainder	$786,192
Year ended December 31, 2024	15,492
Year ended December 31, 2025	15,492
Year ended December 31, 2026	15,492
Year ended December 31, 2027	15,492
Year ended December 31, 2028 and thereafter	189,020
Total principal payments	$1,037,180

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advance of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but were extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at December 31, 2022 was $114,800 with accrued interest of $11,195. During the six months ended June 30, 2023, a total of $3,360 of installment payments were paid. The outstanding balances at June 30, 2023 was $114,800 with accrued interest of $9,921.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $150,000 related to this SBA Loan. Pursuant to the SBA Loan Agreement, the Company received an advance of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrues from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. The outstanding balance at December 31, 2022 was $150,000 with accrued interest of $14,627. During the six months ended June 30, 2023, the Company did not pay the installment payments. The outstanding balance at June 30, 2023 was $150,000 with accrued interest of $17,388.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble and is payable to Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. Between October 2021 and November 2021, the Company paid a total of $309,867

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

towards this promissory note. During the six months ended June 30, 2023, the Company has repaid back $154,933 related to promissory note. As of June 30, 2023 and December 31, 2022, the outstanding balance is $697,200 for both periods. The Company negotiated with Mr. Donald Wilson to defer the installment payments in the future.

On April 24, 2023, the Company entered into a 13% promissory note in the amount of $75,180 less original issue discount of $8,055 and legal and financing costs of $2,125 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest is payable on or before April 24, 2024. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in 9 payments each in the amount of $9,550 (a total payback to the Holder of $85,953). The first payment shall be due June 15, 2023 with 8 subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into shares of Common Stock. The conversion price shall mean 60% multiplied by the lowest Trading Price for the Common Stock during the 20 Trading Days prior to the Conversion Date (representing a discount rate of 40%). Upon the occurrence of any event of defaults,  the note shall be immediately due and payable in an amount equal to 150% default percentage multiplied by the sum of the outstanding principal balance plus accrued interest and default interest. Any failure to deliver the shares upon conversion following a default will result in a unilateral increase of the default percentage to 200%.

For the six months ended June 30, 2023, amortization of debt discounts related to this promissory note amounted to $1,869 which was amortized and included in amortization of debt discount and deferred financing cost on the accompanying consolidated statements of operations. During the six months ended June 30, 2023, the Company has not paid any of the required installment payments. The outstanding principal balance and accrued interest at June 30, 2023 was $75,180 and $1,104, respectively.

Note 10 - Related Party Transactions

Advances from Chief Executive Officer and Accrued Interest

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At June 30, 2023 and December 31, 2022, $260,861 and $142,854 was due to such officer, respectively. Interest expense was accrued at an interest rate of 5% at June 30, 2023. Interest expense incurred was $2,845 for the year ended December 31, 2022. Interest expense incurred was $14,058 for the six months ended June 30, 2023. During the year ended December 31, 2022, the CEO provided advances to the Company for working capital purposes of $190,000 and the Company repaid $192,493 of these advances. During the six months ended June 30, 2023, the CEO provided advances to the Company for working capital purposes of $310,953 and the Company repaid $207,004 of these advances.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

In April 2022, the Company accrued bonus compensation of $100,000 to the CEO. During the year ended December 31, 2022, the Company repaid back $126,523 of accrued compensation to CEO. During the six months ended June 30, 2023, the Company issued 50,000,000 shares of common stock for accrued compensation - CEO of $100,000. As of June 30, 2023 and December 31, 2022, accrued compensation - CEO amounted $308,572 and $319,640, respectively, as reflected in the unaudited condensed consolidated balance sheets.

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

Loans Payable

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. Jonathan Foltz is one of the majority owners of the 49% in Acquisition Sub, Aphrodite’s Marketing. As of June 30, 2023 and December 31, 2022, the outstanding balance is $127,206 and $81,534, respectively.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz (see Note 8). As of December 31, 2022, the outstanding balance is $608,500 including accrued interest of $77,718. As of June 30, 2023, the outstanding balance is $647,875 including accrued interest of $117,093.

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

JUNE 30, 2023 AND 2022

(UNAUDITED)

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

In March 2023, the Company leases retail space at their 3rd location. The term of the first lease is for a five-year period from March 2023 to February 2028 starting with a monthly base rent of $1,900. The base rent is subject to an annual increase as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. The Company recorded right-of-use assets and operating lease liabilities of $89,830 related to this lease agreement. The Company used an incremental borrowing rate of 8% during the six months ended June 30, 2023. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the unaudited consolidated balance sheet as of June 30, 2023:

Year 2023 - remainder	$28,050
Year 2024	22,800
Year 2025	23,370
Year 2026	23,484
Year 2027	20,841
Year 2028	4,032
Total minimum lease payments	122,577
Less amounts representing interest	(18,145)
Present value of net minimum lease payments	104,432
Less current portion	(32,325)
Long-term capital lease obligation	$72,107

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

JUNE 30, 2023 AND 2022

(UNAUDITED)

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 1,000,000 post-split shares (500,000,000 pre-split shares) of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. As of December 31, 2021, the Company did not meet the prerequisite related to the effectiveness of an S-8 Registration Statement. As of September 30, 2022, the Company met the prerequisite related to the effectiveness of an S-8 Registration Statement. The 1,000,000 post-split shares (500,000,000 pre-split shares) of common stock have not been issued to the CEO and have been recorded as common stock issuable as of June 30, 2023 and December 31, 2022.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

Conversion. The Series A Preferred stock in non-convertible.

As of June 30, 2023 and December 31, 2022, there were 75 shares of Series A Preferred Stock issued and outstanding. The Company’s CEO owns 75 shares of shares of the Series A Preferred Stock.

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

Dividends. Holders of Series B Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on June 30, June 30, September 30, and December 31 of each year, commencing on the Issuance Date, cumulative dividends on the Series B Preferred Stock at the rate per share (as a percentage of the Stated Value per share) equal to two percent (2%) per annum on the Stated Value., payable in additional shares of Series B Preferred Stock. So long as any shares of Series B Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of eighty percent (80%) of the shares of Series B Preferred Stock then outstanding (the “Requisite Holders), redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities (as defined in Section 7), nor shall the Company directly or indirectly pay or declare any dividend or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption (through a sinking fund or otherwise) of any Junior Securities.

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

As of June 30, 2023 and December 31, 2022, there were 3,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

JUNE 30, 2023 AND 2022

(UNAUDITED)

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

Dividends. Holders of Series C Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on June 30, June 30, September 30, and December 31 of each year, commencing on the Issuance Date, cumulative dividends on the Series C Preferred Stock at the rate per share (as a percentage of the Stated Value per share) equal to two percent (2%) per annum on the Stated Value., payable in additional shares of Series C Preferred Stock. So long as any shares of Series C Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of eighty percent (80%) of the shares of Series C Preferred Stock then outstanding, redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities, nor shall the Company directly or indirectly pay or declare any dividend or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption of any Junior Securities.

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

JUNE 30, 2023 AND 2022

(UNAUDITED)

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

As of June 30, 2023 and December 31, 2022, there were no shares of Series C Convertible Preferred Stock issued and outstanding.

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

JUNE 30, 2023 AND 2022

(UNAUDITED)

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

As of June 30, 2023 and December 31, 2022, there were 957,000 and 1,274,000 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

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

JUNE 30, 2023 AND 2022

(UNAUDITED)

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

As of June 30, 2023, there were 317,000 shares of Series E Preferred Stock issued and outstanding. The Series E preferred shares are mandatorily redeemable by the Company and are therefore classified as mezzanine debt for $317,000 as reflected in the unaudited condensed consolidated balance sheet.

Dividends on Preferred Stock

As of June 30, 2023 and December 31, 2022, accrued and unpaid dividends related to the Series B, C, D and E Preferred Stock amounted $54,126 and $32,198, respectively and was included in accounts payable and accrued liabilities as reflected in the unaudited condensed consolidated balance sheets. During the six months ended June 30, 2023 and 2022, total dividends recorded amounted to $21,928 and $14,232, respectively as reflected in the unaudited condensed consolidated statements of stockholders’ equity.

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

Between April 2023 and June 2023, the Company issued 11,751,753 shares of its common stock at an average contractual conversion price of approximately $0.0018 as a result of the conversion of principal of $21,858 underlying certain outstanding convertible notes converted during such period.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

In June 2023, the Company issued 50,000,000 shares of its common stock to the CEO for accrued compensation. The Company issued 50,000,000 shares of the Company’s common stock valued at approximately $0.002 per share or $100,000 being the closing price of the stock on the date of grant.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2021	1,596,483	$1.00	4.26
Granted	1,500,000	0.25	7.00
Exercised	(500)	0.50	2.40
Balance at December 31, 2022	3,095,983	$0.70	4.71
Granted	-	-	-
Exercised	-	-	-
Balance at June 30, 2023	3,095,983	$0.70	4.21
Warrants exercisable at June 30, 2023	3,095,983	$0.70	4.46

At June 30, 2023, the aggregate intrinsic value of warrants outstanding was $0.

Note 13 - Subsequent Events

Common Stock for Debt Conversion

Between July 2023 and August 2023, the Company issued an aggregate of 19,356,071 shares of its common stock at an average contractual conversion price of approximately $0.0004 as a result of the conversion of principal of $8,825 underlying certain outstanding convertible notes converted during such period.

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

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Six Months Ended
	June 30, 2023	June 30, 2022	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$2,797,785	$4,415,032	$(1,617,247)	(36.63)%
Net revenues – related parties	-	139,716	(139,716)	(100)%
Total net revenues	2,797,785	4,554,748	(1,756,963)	(38.57)%

Cost of revenues	1,377,988	2,237,387	(859,399)	(38.41)%

Gross profit	$1,419,797	$2,317,361	$(897,564)	(38.73)%

Gross profit as a % of sales	50.74%	50.87%

	Three Months Ended
	June 30, 2023	June 30, 2022	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$1,409,422	$2,458,531	$(1,049,109)	(42.67)%
Net revenues – related parties	-	666	(666)	(100)%
Total net revenues	1,409,422	2,459,197	(1,049,775)	(42.69)%

Cost of revenues	609,327	990,650	(381,323)	(38.49)%

Gross profit	$800,095	$1,468,547	$(668,452)	(45.52)%

Gross profit as a % of sales	56.76%	59.71%

Net Revenues

Total net revenues for the six months ended June 30, 2023 which amounted to $2,797,785 decreased by $1,756,963 as compared to $4,554,748 which included net revenues - related parties for the six months ended June 30, 2022. Total net revenues for the three months ended June 30, 2023 which amounted to $1,409,422 decreased by $1,049,109 as compared to $2,459,197. The decrease in total net revenues during the three and six months ended June 30, 2023, was primarily attributable to the decrease in revenues of our majority owned subsidiary, Aphrodite’s Marketing, as a result of the decrease in marketing and advertising expenses through social media, digital marketing, and promotional campaigns.

Cost of Revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out; costs associated with operation and maintenance of the Company’s platform. Cost of revenues for the six months ended June 30, 2023 decreased by $859,399 to $1,377,988 as compared to $2,237,387 for the six months ended June 30, 2022. Cost of revenues for the three months ended June 30, 2023 decreased by $381,323 to $609,327 as compared to $990,650 for the three months ended June 30, 2022.These decreases are primarily attributable to the decrease in net revenues as discussed above.

Gross Profit

Gross profit decreased by $897,564 to $1,419,797 for the six months ended June 30, 2023 as compared to $2,317,361 for the six months ended June 30, 2022. Gross profit decreased by $668,452 to $1,468,547 for the three months ended June 30, 2023 as compared to $1,468,547 for the three months ended June 30, 2022. These decreases are primarily attributable to the decrease in revenues as discussed above.

Operating Expenses

Operating expenses decreased by $1,613,377 to $2,289,258 for the six months ended June 30, 2023 as compared to $3,902,635 for the six months ended June 30, 2022. The decrease was primarily attributable to i) decrease in selling and marketing expenses of $1,101,322 primarily attributable to decrease in advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) decrease professional and consulting expenses of $141,801 primarily related to decrease in consulting and contractor fees iii) decrease in compensation and related taxes of $324,564 primarily related to the decrease in number of employees of our majority owned subsidiary, Aphrodite’s Marketing iv) decrease in general and administrative expenses of $45,690 primarily attributable to decrease in rent and office expenses.

Operating expenses decreased by $1,087,389 to $1,002,475 for the three months ended June 30, 2023 as compared to $2,089,864 for the three months ended June 30, 2022. The decrease was primarily attributable to i) decrease in selling and marketing expenses of $740,398 primarily attributable to decrease in advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) decrease professional and consulting expenses of $120,123 primarily related to decrease in consulting and contractor fees iii) decrease in compensation and related taxes of $212,748 primarily related to the decrease in number of employees of our majority owned subsidiary, Aphrodite’s Marketing iv) decrease in general and administrative expenses of $14,120 primarily attributable to decrease in rent and office expenses.

The overall decrease in operating expenses reflect were due to the cost-cutting measures made during the three and six months ended June 30, 2023.

Loss from Operations

As a result of the above, we had a loss from operations of $869,461 for the six months ended June 30, 2023 as compared to a loss from operations of $1,585,274 for the six months ended June 30, 2022 and loss from operations of $202,380 for the three months ended June 30, 2023 as compared to a loss from operations of $621,317 for the three months ended June 30, 2022.

Other Income (Expenses), net

For the six months ended June 30, 2023, the Company had other (expenses), net of ($641,040) as compared to other (expenses), net of ($678,417) for the six months ended June 30, 2022, a decrease of $37,377 in other expenses, net. The decrease in other expenses, net is primarily attributed to the decrease in amortization of debt discount of $227,833 and decrease in interest expense of $737,723 due to decrease in number of convertible notes, increase in gain from forgiveness of accounts payable of $231,806 that management deemed forgiven, offset by decrease in change in fair value of derivative liabilities of $609,320, increase in derivative expense of $334,812, and decrease in gain from extinguishment of debt of $221,100.

For the three months ended June 30, 2023, the Company had other (expenses), net of ($326,146) as compared to other income, net of $435,937 for the three months ended June 30, 2022, an increase of $762,083 in other expenses, net. The increase in other expenses, net is primarily attributed to the increase in amortization of debt discount of $70,466 and increase in interest expense of $200,052 related to our loans and advances payable, increase in derivative expense of $351,712, offset by decrease in change in fair value of derivative liabilities of $295,953, increase in gain from forgiveness of accounts payable of $231,806 that management deemed forgiven, and decrease in gain from extinguishment of debt of $71,345.

Net Income (Loss) Attributable to Bergio International, Inc.

As a result of the above, we had net loss attributable to Bergio International, Inc. ($1,216,854) for the six months ended June 30, 2023 as compared to ($1,565,075) for the six months ended June 30, 2022. As a result of the above, we had net loss attributable to Bergio International, Inc. ($549,799) for the three months ended June 30, 2023 as compared to $20,511 for the three months ended June 30, 2022.

Net Loss Available to Bergio International, Inc. Common Stockholders

As a result of the above, we had net loss available to Bergio International, Inc. common stockholders of $1,216,854, for the six months ended June 30, 2023 as compared to $1,565,075 for the six months ended June 30, 2022 after the recognition of deemed dividend of $1,555,878 upon the issuance of the Series D Preferred Stock. We had net loss available to Bergio International, Inc. common stockholders of $549,799 for the three months ended June 30, 2023 as compared to $720,367 for the three months ended June 30, 2022 after the recognition of deemed dividend of $740,878 upon the issuance of the Series D Preferred Stock.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2023, compared to December 31, 2022:

	June 30, 2023	December 31, 2022	Increase/ (Decrease)
Current Assets	$3,162,839	$3,440,464	$(277,625)

Current Liabilities	$5,265,518	$4,254,005	$1,011,513

Working Capital Deficit	$(2,102,679)	$(813,541)	$1,289,138

At June 30, 2023 the Company had working capital deficit of $2,102,679 as compared to $813,541 at December 31, 2022. This increase in working capital deficit is primarily attributed to the increase in liabilities.

During the six months ended June 30, 2023, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the six months ended June 30, 2023, the Company used $687,567 in cash for operations as compared to $1,577,894 in cash used for operations for the six months ended June 30, 2022. This decrease in cash used in operations is primarily attributed to net loss of $1,216,854, amortization expense of $120,978, amortization of debt discount and deferred financing cost of $174,661, depreciation of $18,952, change in fair value of derivative liabilities of $52,766, derivative expense of $351,712 and increase in changes in operating assets and liabilities of $365,982 primarily attributable to increase in accounts payable and accrued liabilities of $338,411 and increase in accrued compensation of $11,582 offset by non-controlling interest of $293,647, gain from forgiveness of accounts payable of $231,806 and gain from extinguishment of debt of $40,304.

For the six months ended June 30, 2022, the Company used $1,577,894 in cash for operations. This increase in cash used in operations is primarily attributed to net loss of $1,565,075, amortization expense of $120,978, non-cash interest upon conversion of debt of $1,025,660, amortization of debt discount and deferred financing cost of $402,494, offset by non-controlling interest of $698,616, change in fair value of derivative liabilities of $556,554, gain from extinguishment of debt $261,404, and decrease in changes in operating assets and liabilities of $66,478 primarily attributable to increase in accounts receivable of $90,062, increase in accrued compensation – CEO of $403,460, decrease in inventory of $205,297, decrease in accounts payable and accrued liabilities of $234,034, and decrease in deferred compensation – CEO $346,163.

Cash used in investing activities: For the six months ended June 30, 2023, the Company used $4,900 in cash for investing activities for purchase of property and equipment as compared to $0 of cash in investing activities for the six months ended June 30, 2022.

Cash provided by financing activities: Cash provided by financing activities for the six months ended June 30, 2023 was $375,057 as compared to $979,172 for the six months ended June 30, 2022. This decrease is primarily the result of net proceeds received from loans and advances payable of $560,516, net proceeds from convertible note and note payable of $130,000, advances from CEO, net of $103,949 offset by repayments of loans and advances payable of $419,408.

Cash provided by financing activities for the six months ended June 30, 2022 was $979,172 and was primarily the result of net proceeds received from convertible notes of $76,250, sale of preferred stock of $1,555,000, proceeds from loans $595,600, proceeds from a note of $110,000 offset by repayments of loans payable of $641,606, repayment of secured notes of $400,000, repayment of note of $180,414 and repayment of advances to CEO of $135,858.

Our indebtedness is comprised of loans and advances payable, notes payable, convertible notes, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of June 30, 2023, principal amounts under the convertible note payable was $245,873, net of debt discount of $75,615 at June 30, 2023.

Notes Payable

The Company has total notes payable of $768,717 classified as current portion and total notes payable – long term portion of $260,153 at June 30, 2023.

Loans and Advances Payable

The Company has loans and advances payable and accrued interest of $1,379,567 at June 30, 2023.

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

The Company has suffered recurring losses and has an accumulated deficit of $20,844,140 as of June 30, 2023. As of June 30, 2023, the Company has $245,873 in principal amounts of convertible notes, notes payable (current and long-term portion) of $1,028,870, loans and advances payable of $1,379,567, and advances from CEO including interest of $260,861. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

BERGIO INTERNATIONAL, INC.

Date: August 14, 2023	By:	/s/ Berge Abajian
	Name:	Berge Abajian
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)