Form 10-Q
period 2023-09-30
Bergio International, Inc.
filed 2023-11-17
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 13, 2023 there were 568,443,365 shares outstanding of the registrant’s common stock.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS:

Current assets:
Cash	$47,183	$464,248
Accounts receivable	131,475	119,931
Inventory	2,824,830	2,855,585
Prepaid expenses and other current assets	13,545	700
Total current assets	3,017,033	3,440,464

Property and equipment, net	26,579	50,164
Goodwill	5,681,167	5,681,167
Intangible assets, net	87,852	269,319
Operating lease right of use assets	95,815	24,595
Investment in unconsolidated affiliate	6,603	6,603

Total Assets	$8,915,049	$9,472,312

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued liabilities	$1,768,519	$1,851,432
Bank overdraft	3,945	11,582
Accrued compensation - CEO	467,879	319,640
Notes payable - current portion, net of debt discount	701,862	702,504
Convertible notes payable, net of debt discount	202,159	19,324
Mandatorily redeemable Preferred Stock Series E - $1.00 stated value, 2,500,000 shares designated and authorized, 317,000 issued and outstanding at September 30, 2023	317,000	-
Loans and advances payable including accrued interest	1,415,844	1,072,089
Advances from CEO and accrued interest	357,571	142,854
Derivative liability - convertible debt	639,154	108,594
Derivative liability - acquisition	21,426	7,914
Operating lease liabilities - current	28,020	18,072
Total current liabilities	5,923,379	4,254,005

Long-term liabilities:
Notes payable - long-term	260,138	259,496
Operating lease liabilities - long-term	67,795	6,524
Total long term liabilities	327,933	266,020

Total Liabilities	6,251,312	4,520,025

Commitments and contingencies	-	-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- CONTINUED -

	September 30, 2023	December 31, 2022
	(Unaudited)
Stockholders’ equity
Preferred stock 10,000,000 shares authorized Series A preferred stock - $0.001 par value, 75 shares authorized, 75 and 75 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and 3,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively ($100 per share liquidation value)	-	-
Convertible Series D preferred stock - $0.00001 par value, 2,500,000 shares authorized, 957,000 and 1,274,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively ($1.00 per share liquidation value)	10	13
Common stock, $0.00001 par value; 25,000,000,000 shares authorized, 153,160,405 and 12,316,954 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,531	123
Common stock issuable (12,300,000 and 1,000,000 shares as of September 30, 2023 and December 31, 2022, respectively)	123	10
Additional paid-in capital	25,858,268	26,102,888
Accumulated deficit	(21,188,783)	(19,605,358)
Total Bergio International, Inc. stockholders’ equity	4,671,149	6,497,676

Non-controlling interest in subsidiaries	(2,007,412)	(1,545,389)

Total Stockholders’ equity	2,663,737	4,952,287

Total Liabilities and Stockholders’ Equity	$8,915,049	$9,472,312

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net revenues	$869,472	$1,318,851	$3,667,257	$5,733,883
Net revenues - related parties	-	-	-	139,716
Total net revenues	869,472	1,318,851	3,667,257	5,873,599

Cost of revenues	499,409	595,063	1,877,397	2,832,043

Gross profit	370,063	723,788	1,789,860	3,041,556

Operating expenses:
Selling and marketing expenses	115,834	405,422	649,669	2,040,986
Professional and consulting expenses	331,476	495,737	1,301,289	1,607,351
Compensation and related expenses	168,757	385,006	501,467	1,042,280
General and administrative expenses	196,599	248,911	649,499	747,501

Total operating expenses	812,666	1,535,076	3,101,924	5,438,118

Loss from operations	(442,603)	(811,288)	(1,312,064)	(2,396,562)

Other income (expenses)
Interest expense	(59,662)	(61,070)	(390,891)	(1,130,022)
Derivative expense	(174,190)	(7,403)	(525,902)	(24,303)
Amortization of debt discount and deferred financing cost	(67,663)	(73,073)	(242,324)	(475,567)
Loss from foreign currency transactions	(316)	(3,530)	(3,098)	(9,018)
Fraud loss caused by computer hackers	-	(481)	-	(21,288)
Change in fair value of derivative liabilities	171,852	12,554	119,086	569,108
Interest income	2	66	2	427
Other income	2,127	1,160	2,127	19,065
Gain from forgiveness of accounts payable	-	-	231,806	-
Gain from extinguishment of debt, net	74,928	87,910	115,232	349,314
Total other expenses, net	(52,922)	(43,867)	(693,962)	(722,284)

Loss before provision for income taxes	(495,525)	(855,155)	(2,006,026)	(3,118,846)

Provision for income taxes	-	-	-	-

Net loss	(495,525)	(855,155)	(2,006,026)	(3,118,846)

Losses attributable to non-controlling interest	168,376	273,451	462,023	972,067

Net loss attributable to Bergio International, Inc.	$(327,149)	$(581,704)	$(1,544,003)	$(2,146,779)

Deemed dividend	(7,623)	-	(7,623)	(1,555,878)

Net loss available to Bergio International, Inc. common stockholders	$(334,772)	$(581,704)	$(1,551,626)	$(3,702,657)

Net loss per common share:
Basic and diluted	(0.00)	(0.08)	(0.03)	(0.65)

Weighted average common shares outstanding:
Basic and diluted	105,885,217	7,139,646	49,462,273	5,704,362

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

Nine Months Ended September 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	75	$-	3,000	$-	1,274,000	$13	12,316,954	$123	1,000,000	$10	$26,102,888	$(19,605,358)	$(1,545,389)	$4,952,287

Series D preferred stock exchange for Series E preferred stock	-	-	-	-	(317,000)	(3)	-	-	-	-	3	-	-	-
Reclassification of Series E preferred stock to mezzanine debt	-	-	-	-	-	-	-	-	-	-	(317,000)	-	-	(317,000)
Fractional shares due to 1:500 reverse stock split	-	-	-	-	-	-	2,568	-	-	-	-	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(10,903)	-	(10,903)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(667,055)	(314,920)	(981,975)
Balance, March 31, 2023	75	-	3,000	-	957,000	10	12,319,522	123	1,000,000	10	25,785,891	(20,283,316)	(1,860,309)	3,642,409

Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	11,751,753	118	-	-	21,740	-	-	21,858
Issuance of common stock for accrued compensation - CEO	-	-	-	-	-	-	50,000,000	500	-	-	99,500	-	-	100,000
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(11,025)	-	(11,025)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(549,799)	21,273	(528,526)
Balance, June 30, 2023	75	-	3,000	-	957,000	10	74,071,275	741	1,000,000	10	25,907,131	(20,844,140)	(1,839,036)	3,224,716

Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	125,446,273	1,254	11,300,000	113	36,263	-	-	37,630
Return of common stock previously issued for accrued compensation - CEO	-	-	-	-	-	-	(50,000,000)	(500)	-	-	(99,500)	-	-	(100,000)
Issuance of common stock for conversion of Series D preferred stock accrued dividends	-	-	-	-	-	-	3,642,857	36	-	-	8,862	(7,623)	-	1,275
Stock warrants granted in connection with convertible notes	-	-	-	-	-	-	-	-	-	-	5,512	-	-	5,512
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(9,871)	-	(9,871)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(327,149)	(168,376)	(495,525)
Balance, September 30, 2023	75	$-	3,000	$-	957,000	$10	153,160,405	$1,531	12,300,000	$123	$25,858,268	$(21,188,783)	$(2,007,412)	$2,663,737

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

Nine Months Ended September 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021	75	$-	3,000	$-	5	$-	-	$-	2,433,039	$24	32,044	$-	$18,646,446	$103,700	$(14,452,396)	$(557,472)	$3,740,303

Series D preferred stock issued for cash, net of offering cost	-	-	-	-	-	-	855,000	9	-	-	-	-	814,991	-	-	-	815,000
Deemed dividend upon issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	815,000	-	(815,000)	-	-
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	2,825,354	28	-	-	2,285,628	-	-	-	2,285,656
Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	15,621	-	-	-	15,621
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,563)	-	(6,563)
Cancellation of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	103,700	(103,700)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-		-	(1,585,586)	(492,725)	(2,078,311)
Balance, March 31, 2022	75	-	3,000	-	5	-	855,000	9	5,258,393	53	32,044	-	22,681,386	-	(16,859,545)	(1,050,197)	4,771,706

Series D preferred stock issued for cash, net of offering cost	-	-	-	-	-	-	825,000	8	-	-	-	-	739,992	-	-	-	740,000
Deemed dividend upon issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	740,000	-	(740,000)	-	-
Issuance of common stock for conversion of Series C preferred stock	-	-	-	-	(5)	-	-	-	271,793	3	-	-	(3)	-	-	-	-
Reclassification of derivative liability to equity upon conversion of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	67,284	-	-	-	67,284
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	464,159	5	-	-	113,095	-	-	-	113,100
Issuance of common stock for common stock issuable	-	-	-	-	-	-	-	-	32,044	-	(32,044)	-	-	-	-	-	-
Cashless exercise of stock warrants	-	-	-	-	-	-	-	-	109,000	1	-	-	877	-	(878)	-	-
Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	15,621	-	-	-	15,621
Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,669)	-	(7,669)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-		-	20,511	(205,891)	(185,380)
Balance, June 30, 2022	75	-	3,000	-	-	-	1,680,000	17	6,135,389	62	-		24,358,252	-	(17,587,581)	(1,256,088)	5,514,662

Reclassification of derivative liability to equity upon conversion of Series C preferred stock	-	-	-	-	-	-	-	-	832,000	8	-	-	83,192	-	-	-	83,200
Issuance of common stock for conversion of Series D preferred stock accrued dividends	-	-	-	-	-	-	(245,000)	(3)	1,002,440	10	-	-	5,603	-	-	-	5,610
Common stock issuable for services to CEO	-	-	-	-	-	-	-	-	-	-	1,000,000	10	149,990	-	-	-	150,000
Common stock issuable for services	-	-	-	-	-	-	-	-	25,714	0	-	-	9,000	-	-	-	9,000
Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	23,432	-	-	-	23,432
Accrued dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,706)	-	(13,706)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(581,704)	(273,451)	(855,155)
Balance, September 30, 2022	75	$-	3,000	$-	-	$-	1,435,000	$14	7,955,543	$80	1,000,000	$10	$24,629,469	$-	$(18,182,991)	$(1,529,539)	$4,917,043

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Bergio International, Inc.	$(1,544,003)		$(2,146,779)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest in subsidiaries	(462,023)		(972,067)
Amortization expense	181,467		181,467
Depreciation expense	28,485		30,448
Stock-based compensation	-		213,674
Amortization of debt discount and deferred financing costs	242,324		475,567
Derivative expense	525,902		24,303
Change in fair value of derivative liabilities	(119,086)		(569,108)
Gain from forgiveness of accounts payable	(231,806)		-
Gain from extinguishment of debt	(115,232)		(349,314)
Non-cash interest upon conversion of debt	-		1,025,660
Amortization of right of use assets	9,993		(72,373)
Change in operating assets and liabilities:
Accounts receivable	(11,544)		(26,998)
Inventory	30,755		226,252
Prepaid expenses and other current assets	(12,845)		(34,457)
Accounts payable and accrued liabilities	460,849		(227,296)
Bank overdraft	(7,637)		-
Accrued compensation - CEO	148,239		319,765
Operating lease obligations	(9,994)		72,372
Deferred compensation - CEO	-		(346,163)
NET CASH USED IN OPERATING ACTIVITIES	(886,156)		(2,175,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,900)		-
NET CASH USED IN INVESTING ACTIVITIES	(4,900)		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net of offering cost	-		1,555,000
Proceeds from note payable	65,000		110,000
Proceeds from loans and advances payable	560,616		1,003,140
Proceeds from convertible notes, net of debt issuance cost	75,000		126,250
Repayment on note payable	-		(218,634)
Repayment on loans and advances payable	(419,408)		(776,804)
Repayment on secured notes payable	-		(400,000)
Advance from (payments to) Chief Executive Officer, net	192,783		(129,858)
NET CASH PROVIDED BY FINANCING ACTIVITIES	473,991		1,269,094

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(417,065)		(905,953)
CASH AND CASH EQUIVALENTS – beginning of period	464,248		1,093,195
CASH AND CASH EQUIVALENTS – end of period	$47,183		$187,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-		$14,610
Income taxes	$-		$-

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt, loans payable, and accrued interest	$59,488		$1,456,296
Issuance of common stock issued for accrued dividends	$1,275		$-
Debt discount in connection with the issuance of stock warrants	$5,512		$-
Deemed dividend upon issuance of Series D preferred stock	$-		$1,555,878
Deemed dividend upon conversion of Series D preferred stock and accrued dividends	$7,623	$
Initial amount of ROU asset and related liability	$81,213		$-
Initial derivative liability recorded in connection with convertible notes payable	$252,488		$126,250
Reclassification of derivative liability to equity upon conversion of Series C preferred stock	$-		$67,284

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of September 30, 2023. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and footnotes thereto included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023 (the “Annual Report”). The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of September 30, 2023 and December 31, 2022, the Company recorded a non-controlling interest balance of $(2,007,412) and $(1,545,389), respectively, in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying unaudited condensed consolidated balance sheet and losses

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

attributable to non-controlling interest of $462,023 and $972,067 during the nine months ended September 30, 2023 and 2022, respectively as reflected in the accompanying unaudited condensed consolidated statements of operations.

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Bergio International, Inc. and cash used in operations of $1,544,003 and $886,156, respectively, for the nine months ended September 30, 2023. Additionally, the Company had an accumulated deficit of approximately $21.2 million and working capital deficit of approximately $2.9 million at September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations.

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly-owned and majority owned subsidiaries as of September 30, 2023. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2023 and 2022 include the estimates of useful lives of property and equipment and intangible assets, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the fair value of warrants issued with debt, the valuation allowance on deferred tax assets, and stock-based compensation.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

SEPTEMBER 30, 2023 AND 2022

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

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions, and third-party e-commerce platform fees and selling fees. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $649,669 and $2,040,986 for the nine months ended September 30, 2023 and 2022, respectively, and marketing costs were $115,834 and $405,422 for the three months ended September 30, 2023 and 2022, respectively are included in selling and marketing expenses on the unaudited condensed consolidated statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in selling and marketing expenses as incurred.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1:Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at:

	September 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$-	$-	$660,580	$-	$-	$116,508

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at September 30, 2023 and December 31, 2022. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At September 30, 2023 and December 31, 2022, the Company did not have cash in excess of FDIC limits.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts was $0 for both periods.

Inventory

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale. Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the nine months ended September 30, 2023 and 2022.

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

Derivative Liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises and acquisition. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 - Derivative and Hedging - Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

Concentration Risk

Concentration of Revenues

For the nine months ended September 30, 2023 and 2022, no customer accounted for over 10% of total revenues.

Concentration of Purchases

The Company purchased approximately 37% of its finished products from two vendors (10% and 27%) during the nine months ended September 30, 2023. The Company purchased approximately 35% of its finished products from two vendors (15% and 20%) during the nine months ended September 30, 2022.

Concentration of Accounts Receivable

As of September 30, 2023, accounts receivable amounted to $131,475 and two customers represented 59% (43% and 16%) of this balance. As of December 31, 2022, total accounts receivable amounted to $119,931 and two customers represented 90% (60% and 30%) of this balance.

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

Note 4 - Property and Equipment

Property and equipment consist of the following:

	September 30, 2023	December 31, 2022

Leasehold improvements	$391,722	$391,722
Office and computer equipment	581,352	581,352
Selling equipment	8,354	8,354
Furniture and fixtures	25,411	20,511

Total at cost	1,006,839	1,001,939
Less: Accumulated depreciation	(980,260)	(951,775)

	$26,579	$50,164

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $28,485 and $30,448, respectively. Depreciation expense for the three months ended September 30, 2023 and 2022 was $9,533 and $9,806, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

The potentially dilutive common stock equivalents as of September 30, 2023 and December 31, 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

	September 30, 2023	December 31, 2022
	(Unaudited)
Common Stock Equivalents:
Stock Warrants	11,595,983	3,095,983
Convertible Preferred Stock	59,208,121	16,735,086
Convertible Notes	1,294,719,875	24,384,615
Total	1,365,523,979	44,215,684

Note 6 - Convertible Notes Payable

As of September 30, 2023 and December 31, 2022, convertible notes payable consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Principal amount	$294,422	$79,250
Less: unamortized debt discount	(92,263)	(59,926)
Convertible notes payable, net	$202,159	$19,324

Boot Capital, LLC

On October 3, 2022, the Company entered into an 8% convertible note in the amount of $79,250 less legal and financing costs of $4,250 for net proceeds of $75,000 with Boot Capital LLC. The principal and accrued interest is payable on or before October 3, 2023. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price shall mean 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 120% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note. During the nine months ended September 30, 2023, principal of $28,330 were converted into 61,549,539 shares of common stock. The outstanding balance at September 30, 2023 and December 31, 2022 was $50,920 and $79,250, respectively. Accrued interest at September 30, 2023 and December 31, 2022 was $5,779 and $1,546, respectively.

Trillium Partners LP

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrued at the rate of 3% per annum. During

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

the nine months ended September 30, 2023, the Company reclassed this from a loan to a convertible note payable upon the receipt of a secured promissory note. Accordingly, the Company entered into Secured Promissory Note (the “Secured Note”) in amount of $118,000 and original issue discount of $18,000 for net proceeds of $100,000. The Secured Note was due on February 4, 2023. Such Secured Note is secured by a security interest in the borrower’s existing and future assets, including all rights to received payments (including credit card payments) from the sale of goods or services, inventory, property and equipment, and general intangibles.

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

Principal and interest shall be paid with 16 weekly payments of $7,375 shall be paid to the lender on each Friday starting in the month of July 2022; Upon the occurrence of an event of default, the principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum. The Company did not pay the required payments and accordingly, has been accruing interest at 22%. During the nine months ended September 30, 2023, principal of $31,158 were converted into 75,648,487 shares of common stock. As of September 30, 2023, the principal balance is $86,842 and accrued interest amounted to $13,855 at September 30, 2023.

August 10, 2023 Securities Purchase Agreement

On August 10, 2023, the Company entered into a securities purchase agreement with Trillium Partners LP (“Trillium”), which closed on August 15, 2023, pursuant to which Trillium purchased a convertible promissory note (the “August 10, 2023 Trillium Note”) from the Company in the aggregate principal amount of $5,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Trillium any time after 180 days of the August 10, 2023 Trillium Note. The August 10, 2023 Trillium Note contains debt issue costs of $500. The Company intends to use the net proceeds for general working capital purposes. The maturity date is August 10, 2024.

In connection with such note, the Company issued 4,250,000 warrants to purchase common stock to such lender immediately exercisable at an initial exercise price of $0.0013 per share (subject to certain adjustments such as stock split, dividend, subsequent issuance of rights or options, subsequent convertible securities offering, consolidation or merger and pro-rata distribution) with an expiry date of August 10, 2030. The Company accounted for the 4,250,000 warrants issued with this note by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $2,756 using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.0013 based on the closing price of common stock at date of grant, exercise price of $0.0013, dividend yield of zero, expected term of 7.00, a risk-free rate of 4.17%, and expected volatility of 697%.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

J.P. Carey Limited Partners LP

August 10, 2023 Securities Purchase Agreement

On August 10, 2023, the Company entered into a securities purchase agreement with J.P. Carey Limited Partners LP (“JP Carey”), which closed on August 15, 2023, pursuant to which J.P. Carey purchased a convertible promissory note (the “August 10, 2023 JP Carey Note”) from the Company in the aggregate principal amount of $5,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of JP Carey any time after 180 days of the August 10, 2023 JP Carey Note. The August 10, 2023 JP Carey Note contains debt issue costs of $500. The Company intends to use the net proceeds for general working capital purposes. The maturity date is August 10, 2024.

In connection with such note, the Company issued 4,250,000 warrants to purchase common stock to such lender immediately exercisable at an initial exercise price of $0.0013 per share (subject to certain adjustments such as stock split, dividend, subsequent issuance of rights or options, subsequent convertible securities offering, consolidation or merger and pro-rata distribution) with an expiry date of August 10, 2030. The Company accounted for the 4,250,000 warrants issued with this note by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $2,756 using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.0013 based on the closing price of common stock at date of grant, exercise price of $0.0013, dividend yield of zero, expected term of 7.00, a risk-free rate of 4.17%, and expected volatility of 697%.

The following terms shall apply to the above August 10, 2023 Trillium Note and August 10, 2023 JP Carey Note (the “August 10, 2023 Notes”):

The August 10, 2023 Notes bear interest at a rate of 12% per annum, which interest may be paid by the Company to the lenders in shares of the Company’s common stock; but shall not be payable until the August 10, 2023 Notes become payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 180 days following the date of the August 10, 2023 Notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150% as defined in the note agreement. After this initial 180-day period, after the expiration of the prepayment periods set forth above, the Company may submit an optional prepayment notice to the lenders.

The conversion price for the above notes shall be equal to a 50% discount of the market price which means the lowest 10 trading prices of the Common Stock immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, the lenders shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by lenders and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. Notwithstanding the foregoing, such conversion price and lookback periods are subject to adjustment in favor of the Investor in the event the Company issues securities to another party with more favorable conversion terms (“Most Favored Nation”). During the period where any monies are owed to the lender pursuant to the August 10, 2023 Notes, if the Company engages in any future financing transactions with a third party investor, the Company will provide the lender with written notice (the “MFN Notice”) thereof promptly but in no event less than 10 days prior to closing any financing transactions except for exempt issuance as defined in related the note agreements.

The above notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Upon certain events of default, the above the August 10, 2023 Notes will become immediately due and payable and the Company must pay the lenders 200% of the then-outstanding principal amount of the above August 10, 2023 Notes, plus any interest accrued upon such event of default or prior events of default (the “Default Amount”). Further,

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

upon any event of default relating to the failure to issue shares of common stock upon the conversion of such notes, such notes become immediately due and payable in an amount equal to twice the Default Amount.

The total principal amount outstanding under the above Trillium financing agreement was $5,500 and accrued interest of $92 as of September 30, 2023. The total principal amount outstanding under the above JP Carey financing agreement was $5,500 and accrued interest of $92 as of September 30, 2023.

1800 Diagonal Lending LLC

On April 24, 2023, the Company entered into an 8% convertible note in the amount of $70,481 less legal and financing costs of $5,481 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest are payable on or before April 24, 2024. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 65% multiplied by the average three lowest trading price (representing a discount rate of 35%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding principal and accrued interest balance at September 30, 2023 was $70,481 and $1,035, respectively.

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

On April 24, 2023, the Company entered into a 13% promissory note in the amount of $75,180 less original issue discount of $8,055 and legal and financing costs of $2,125 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC. The Company failed to make the first installment payment due in June 2023 which was considered an event of default and accordingly such promissory note became a convertible note. Consequently, during the nine months ended September 30, 2023, the Company reclassed the remaining principal balance of $75,180 and the related unamortized debt discount of $8,311 from notes payable to a convertible notes payable (see Note 9). The outstanding principal and accrued interest balance at September 30, 2023 was $75,180 and $5,273, respectively.

Amortization of debt discounts and financing cost

For the nine months ended September 30, 2023 and 2022, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $240,455 and $396,365, respectively, and for the three months ended September 30, 2023 and 2022, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $67,663 and $68,687, respectively, which has been amortized and included in amortization of debt discount and deferred financing cost on the accompanying unaudited condensed consolidated statements of operations.

Note 7 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock are recorded as a liability and are revalued at fair value at each reporting date. As of September 30, 2023 and December 31, 2022, total derivative liabilities amounted $660,580 (consist of derivative liability from convertible debt of $639,154 and derivative liability related to acquisition of Aphrodite’s Marketing $21,426) and $116,508 (consist of derivative liability from convertible debt of $108,594 and derivative liability related to acquisition of Aphrodite’s Marketing $7,914), respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

The following is a roll forward for the nine months ended September 30, 2023 and for the year ended December 31, 2022 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments

Balance at December 31, 2021	$978,232
Initial valuation of derivative liabilities included in debt discount	201,250
Initial valuation of derivative liabilities related to issuance of Series B and C Preferred Stock	37,706
Initial valuation of derivative liabilities included in derivative expense	(405,700)
Reclassification of derivative liabilities to gain from extinguishment of debt	(67,284)
Change in fair value of derivative liabilities	(627,696)
Balance at December 31, 2022	$116,508

Initial valuation of derivative liabilities included in debt discount	252,488
Initial valuation of derivative liabilities included in derivative expense	525,902
Reclassification of derivative liabilities to gain from extinguishment of debt	(115,232)
Change in fair value of derivative liabilities	(119,086)
Balance at September 30, 2023	$660,580

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at September 30, 2023 and December 31, 2022 was $0.0006 and $0.005, respectively. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at September 30, 2023 are indicated in the table that follows.

The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

	Initial Valuations (on new derivative instruments entered into during the three months ended September 30, 2023)	September 30, 2023
Volatility	692% to 697%	697%
Expected Remaining Term (in years)	0.82 to 1.00	0.01 to 0.86
Risk Free Interest Rate	5.33 to 5.37%	5.46%
Expected dividend yield	None	None

Note 8 - Loans and Advances Payable

Loans and advances payable consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Principal amount of loans and advances	$880,822	$839,613
Accrued interest	535,022	232,476
Loans and advances payable	$1,415,844	$1,072,089

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Trillium Partners LP

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrued at the rate of 3% per annum. As of December 31, 2022, the principal balance was $100,000. Accrued interest amounted to $4,340 at December 31, 2022. During the nine months ended September 30, 2023, the Company reclassed such loan to convertible note payable upon the receipt of a secured promissory note and an amendment to an advance agreement (see Note 6).

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $75,500 with Jonathan Foltz. During the year ended December 31, 2022, the Company received $90,150 and repaid back $25,239 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide has assumed $65,513 of this loan. As of December 31, 2022, the outstanding balance is $81,534. During the nine months ended September 30, 2023, the Company has received $68,016 and repaid back $22,244 related to this loan. As of September 30, 2023 and December 31, 2022, the outstanding balance is $127,306 and $81,534, respectively.

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $545,720 with Nationwide. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. During the year ended December 31, 2022, the Company repaid back $150,000 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide assumed a total of $106,000 of loans related to Digital Age Business and Jonathan Foltz. As of December 31, 2022, the outstanding balance is $608,500 including accrued interest of $77,718. As of September 30, 2023, the outstanding balance is $667,562 including accrued interest of $136,781.

Amazon Capital Services, Inc.

In July 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a loan agreement with Amazon Capital Services, Inc. (“Amazon”) for a loan amount of $64,000. The loan bears an annual interest rate of 12% and has a loan term of 6 months from date of the loan. During the year ended December 31, 2022, the Company repaid back $55,531 related to this loan. As of December 31, 2022, the outstanding balance is $11,001 including accrued interest of $2,532. During the nine months ended September 30, 2023, the Company has repaid back $11,085 related to this loan. As of September 30, 2023, the outstanding balance is $0.

Bluevine Capital, Inc.

In August 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Bluevine Capital, Inc. (“Bluevine”) for up to a loan amount of $200,000. The loan bears weekly interest rate of 0.54% and an upfront fee of 1.6% which were deducted from the loan amount. The loans are repaid in 26 weekly installments from the date of the loan.  During the year ended December 31, 2022, the Company has drawn a total loan of $200,000 and repaid back $112,412. As of December 31, 2022, the outstanding balance is $87,588. During the nine months ended September 30, 2023, the Company has drawn a total loan of $75,000 and repaid back $93,606. As of September 30, 2023, the outstanding balance is $85,631.

Square Advance

In September 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a merchant cash advance agreement (the “First Advance”) with Square Advance. Under the agreement, the Company sold an aggregate

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

During the nine months ended September 30, 2023, interest expense incurred related to these advances amounted to $95,703 and repaid back $29,000. As of September 30, 2023 and December 31, 2022, the outstanding balance is $157,274 and $58,533, respectively.

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

During the nine months ended September 30, 2023, repaid back $100,998 related to this loan. During the nine months ended September 30, 2023, interest expense incurred related to this advance amounted to $45,308. As of September 30, 2023, the outstanding balance is $69,243.

Parkside Funding Group LLC

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a purchase and sale of future receipt agreement with Parkside Funding Group LLC. Under the agreement, the Company sold an aggregate of $217,500 in future receipt or receivables for a purchase amount of $150,000. The aggregate principal amount is payable in daily instalments of $1,977 until such time that the obligation is fully satisfied for approximately 4 months. This loan is guaranteed by the CEO of the Company and Jonathan Foltz. During the nine months ended September 30, 2023, the Company received $142,500 (net of debt cost fee of $7,500 which was amortized immediately to interest expense) and repaid back $68,046 related to this loan. During the nine months ended September 30, 2023, interest expense incurred related to this loan amounted to $67,501. As of September 30, 2023, the outstanding balance is $149,455.

Marcus by Goldman Sachs

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Marcus by Goldman Sachs (“Marcus”) for up to a loan amount of $125,000. The loan bears an annual interest rate of 9.99%. The amount due is 2% of the principal balance plus any fees and amounts that weren’t paid during the prior statement periods. During the repayment period, the amount due is the total outstanding balance at the end of the draw period divided into 26 equal payments that, if made in-full and on-time, bring the balance to zero over the next year. During the nine months ended September 30, 2023, the Company has drawn a total loan of $136,049

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

and repaid back $16,517. During the nine months ended September 30, 2023, interest expense incurred related to this loan amounted to $5,380. As of September 30, 2023, the outstanding balance is $124,912.

Shopify

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a merchant loan agreement with Shopify, an e-commerce platform provider with a daily remittance rate of 17% for a loan amount of $36,160. During the nine months ended September 30, 2023, the Company has received $32,000 (net of debt cost of $4,160 which was amortized immediately to interest expense) and repaid back $1,698 related to this merchant loan agreement. The loan or advance is non-interest bearing, due on demand and are secured by all of the assets of Aphrodite’s Marketing. As of September 30, 2023, the outstanding balance is $34,462.

Note 9 - Notes Payable

Notes payable is summarized below:

	September 30, 2023	December 31, 2022
	(Unaudited)
Principal amount	$962,000	$962,000
Less: current portion	(701,862)	(702,504)
Notes payable - long term portion	$260,138	$259,496

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2023 - remainder	$707,652
Year ended December 31, 2024	15,492
Year ended December 31, 2025	15,492
Year ended December 31, 2026	15,492
Year ended December 31, 2027	15,492
Year ended December 31, 2028 and thereafter	192,380
Total principal payments	$962,000

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advance of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but were extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at December 31, 2022 was $114,800 with accrued interest of $11,195. During the nine months ended September 30, 2023, a total of $5,040 of installment payments were paid and applied against accrued interest. The outstanding balances at September 30, 2023 was $114,800 with accrued interest of $9,409.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $150,000 related to this SBA Loan. Pursuant to the SBA Loan Agreement, the Company received an advance of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrues from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. The outstanding balance at December 31, 2022 was $150,000 with accrued interest of $14,627. During the nine months ended September 30, 2023, the Company did not pay the installment payments. The outstanding balance at September 30, 2023 was $150,000 with accrued interest of $18,962.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble and is payable to Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. Between October 2021 and November 2021, the Company paid a total of $309,867 towards this promissory note. During the nine months ended September 30, 2023, the Company has repaid back $154,933 related to promissory note. As of September 30, 2023 and December 31, 2022, the outstanding balance is $697,200 for both periods. The Company negotiated with Mr. Donald Wilson to defer the installment payments in the future.

On April 24, 2023, the Company entered into a 13% promissory note in the amount of $75,180 less original issue discount of $8,055 and legal and financing costs of $2,125 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest is payable on or before April 24, 2024. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in 9 payments each in the amount of $9,550 (a total payback to the Holder of $85,953). The first payment shall be due June 15, 2023 with 8 subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into shares of Common Stock. The conversion price shall mean 60% multiplied by the lowest Trading Price for the Common Stock during the 20 Trading Days prior to the Conversion Date (representing a discount rate of 40%). Upon the occurrence of any event of defaults, the note shall be immediately due and payable in an amount equal to 150% default percentage multiplied by the sum of the outstanding principal balance plus accrued interest and default interest. Any failure to deliver the shares upon conversion following a default will result in a unilateral increase of the default percentage to 200%. The Company failed to make the first installment payment due in June 2023 which was considered an event of default and accordingly such promissory note became a convertible note. Consequently, during the nine months ended September 30, 2023, the Company reclassed the remaining principal balance of $75,180 and the related unamortized debt discount of $8,311 from note payable to a convertible note payable (see Note 6).

For the nine months ended September 30, 2023, amortization of debt discounts related to this promissory note amounted to $1,869 which was amortized and included in amortization of debt discount and deferred financing cost on the accompanying consolidated statements of operations.

Note 10 - Related Party Transactions

Advances from Chief Executive Officer and Accrued Interest

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At September 30, 2023 and December 31, 2022, $357,571 and $142,854 was due to such officer, respectively. Interest expense was accrued at an interest rate of 5% at September 30, 2023. Interest expense incurred was $2,845 for the year ended December 31, 2022. Interest expense incurred was $21,934 for the nine months ended September 30, 2023. During the year ended December 31, 2022, the CEO provided advances to the Company for working capital purposes of $190,000 and the Company repaid $192,493 of these advances. During the nine months ended September 30, 2023, the CEO provided advances to the Company for working capital purposes of $440,827 and the Company repaid $248,044 of these advances.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

In April 2022, the Company accrued bonus compensation of $100,000 to the CEO. During the year ended December 31, 2022, the Company repaid back $126,523 of accrued compensation to CEO. In June 2023, the Company issued 50,000,000 shares of common stock for accrued compensation - CEO and such 50,000,000 shares were subsequently returned to the Company by the CEO in September 2023. As of September 30, 2023 and December 31, 2022, accrued compensation - CEO amounted $467,879 and $319,640, respectively, as reflected in the unaudited condensed consolidated balance sheets.

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

Loans Payable

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. Jonathan Foltz is one of the majority owners of the 49% in Acquisition Sub, Aphrodite’s Marketing (see Note 8). As of September 30, 2023 and December 31, 2022, the outstanding balance is $127,306 and $81,534, respectively.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz (see Note 8). As of December 31, 2022, the outstanding balance is $608,500 including accrued interest of $77,718. As of September 30, 2023, the outstanding balance is $667,562 including accrued interest of $136,781.

Note 11 - Commitments and Contingencies

Litigation

The Company is currently not involved in any litigation that we believe could have a material adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

In March 2023, the Company leases retail space at their 3rd location. The term of the first lease is for a five-year period from March 2023 to February 2028 starting with a monthly base rent of $1,900. The base rent is subject to an annual increase as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. The Company recorded right-of-use assets and operating lease liabilities of $89,830 related to this lease agreement. The Company used an incremental borrowing rate of 8% during the nine months ended September 30, 2023. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings.

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the unaudited consolidated balance sheet as of September 30, 2023:

Year 2023 - remainder	$17,355
Year 2024	22,800
Year 2025	23,370
Year 2026	23,484
Year 2027	20,841
Year 2028	4,032
Total minimum lease payments	111,882
Less amounts representing interest	(16,067)
Present value of net minimum lease payments	95,815
Less current portion	(28,020)
Long-term capital lease obligation	$67,795

Amended Employment Agreement

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 1,000,000 post-split shares (500,000,000 pre-split shares) of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. As of December 31, 2021, the Company did not meet the prerequisite related to the effectiveness of an S-8 Registration Statement. As of September 30, 2022, the Company met the prerequisite related to the effectiveness of an S-8 Registration Statement. The 1,000,000 post-split shares (500,000,000 pre-split shares) of common stock have not been issued to the CEO and have been recorded as common stock issuable as of September 30, 2023 and December 31, 2022.

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

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

Conversion. The Series A Preferred stock in non-convertible.

As of September 30, 2023 and December 31, 2022, there were 75 shares of Series A Preferred Stock issued and outstanding. The Company’s CEO owns 75 shares of shares of the Series A Preferred Stock.

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

SEPTEMBER 30, 2023 AND 2022

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

As of September 30, 2023 and December 31, 2022, there were 3,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

As of September 30, 2023 and December 31, 2022, there were no shares of Series C Convertible Preferred Stock issued and outstanding.

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

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

Most Favored Nation. During the period where any shares of Series D Preferred Stock are issued and outstanding, if the Company engages in any future financing transactions with a third party investor, the Company will provide the Holder with written notice (the “MFN Notice”) thereof promptly but in no event less than 10 days prior to closing any financing transactions. Included with the MFN Notice shall be a copy of all documentation relating to such financing transaction and shall include, upon written request of the Holder, any additional information related to such subsequent investment as may be reasonably requested by the Holder. In the event the Holder determines that the terms of the subsequent investment are preferable to the terms of the securities of the Company issued to the Holder pursuant to the terms of this Designation, the Holder will notify the Company in writing. Promptly after receipt of such written notice from the Holder, the Company agrees to amend and restate the terms of this Designation, to be identical to the instruments evidencing the subsequent investment.

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

In July 2023, the Company received a notice of conversion from a Series D Preferred Stockholder related to accrued dividends of $1,275 converting into 3,642,857 shares of the Company’s common stock. In connection with the decrease in conversion price of the Series D Convertible Preferred Stock, the Company recognized deemed dividend of 7,623 during the nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, there were 957,000 and 1,274,000 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

As of September 30, 2023, there were 317,000 shares of Series E Preferred Stock issued and outstanding. The Series E preferred shares are mandatorily redeemable by the Company and are therefore classified as a liability for $317,000 as reflected in the unaudited condensed consolidated balance sheet.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Dividends on Preferred Stock

As of September 30, 2023 and December 31, 2022, accrued and unpaid dividends related to the Series B, C, D and E Preferred Stock amounted $62,722 and $32,198, respectively and was included in accounts payable and accrued liabilities as reflected in the unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2023 and 2022, total dividends recorded amounted to $21,928 and $14,232, respectively as reflected in the unaudited condensed consolidated statements of stockholders’ equity.

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

In June 2023, the Company issued 50,000,000 shares of its common stock to the CEO for accrued compensation and such 50,000,000 shares were subsequently returned to the Company by the CEO in September 2023. Accordingly, no value was recorded due to the return of the shares during the nine months ended September 30, 2023.

Between July 2023 and September 2023, the Company issued 125,446,273 shares of its common stock and 11,300,000 common stock issuable at an average contractual conversion price of approximately $0.0004 as a result of the conversion of principal of $37,630 underlying certain outstanding convertible notes converted during such period.

In July 2023, the Company received a notice of conversion from a Series D Preferred Stockholder related to accrued dividends of $1,275 converting into 3,642,857 shares of the Company’s common stock. In connection with the decrease in conversion price of the Series D Convertible Preferred Stock, the Company recognized deemed dividend of 7,623 during the nine months ended September 30, 2023.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2021	1,596,483	$1.00	4.26
Granted	1,500,000	0.25	7.00
Exercised	(500)	0.50	2.40
Balance at December 31, 2022	3,095,983	$0.70	4.71
Granted	8,500,000	0.0013	7.00
Exercised	-	-	-
Balance at September 30, 2023	11,595,983	$0.19	6.09
Warrants exercisable at September 30, 2023	11,595,983	$0.19	6.09

At September 30, 2023, the aggregate intrinsic value of warrants outstanding was $0.

In connection with a convertible note dated August 10, 2023, the Company issued an aggregate of 8,500,000 warrants to purchase common stock to such lender immediately exercisable at an initial exercise price of $0.0013 per share (subject to certain adjustments such as stock split, dividend, subsequent issuance of rights or options, subsequent convertible securities offering, consolidation or merger and pro-rata distribution) with an expiry date of August 10, 2030. The Company accounted for the 8,500,000 warrants issued with this note by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $5,512 using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.0013 based on the closing price of common stock at date of grant, exercise price of $0.0013, dividend yield of zero, expected term of 7.00, a risk-free rate of 4.17%, and expected volatility of 697%.

Note 13 - Subsequent Events

Common Stock for Debt Conversion

Between October 2023 and November 2023, the Company issued an aggregate of 352,181,474 shares of its common stock at an average contractual conversion price of approximately $0.0002 as a result of the conversion of principal of $73,355 and $500 fees underlying certain outstanding convertible notes converted during such period.

Common Stock for Series D Preferred Shares Conversion

Between October 2023 and November 2023, the Company received a notice of conversion from a Series D Preferred Stockholder for 7,771 Series D Preferred shares converting into 51,801,486 shares of the Company’s common stock.

Issuance of Convertible Note

October 26, 2023 Securities Purchase Agreement

On October 26, 2023, the Company entered into a securities purchase agreement with Trillium Partners LP (“Trillium”), which closed on November 6, 2023, pursuant to which Trillium purchased a convertible promissory note (the “October 26, 2023 Trillium Note”) from the Company in the aggregate principal amount of $8,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Trillium any time after 180 days of the October 26, 2023 Trillium Note. The October 26, 2023 Trillium Note contains debt issue costs of $1,000. The Company intends to use the net proceeds for general working capital purposes. The maturity date is October 31, 2024.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

In connection with such note, the Company issued 8,500,000 warrants to purchase common stock to such lender immediately exercisable at an initial exercise price of $0.0003 per share (subject to certain adjustments such as stock split, dividend, consolidation or merger and pro-rata distribution) with an expiry date of October 26, 2030.

The following terms shall apply to the above note:

The October 26, 2023 Note bears interest at a rate of 12% per annum, which interest may be paid by the Company to the lenders in shares of the Company’s common stock; but shall not be payable until the October 26, 2023 Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 180 days following the date of the October 26, 2023 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150% as defined in the note agreement. After this initial 180-day period, after the expiration of the prepayment periods set forth above, the Company may submit an optional prepayment notice to the lenders.

The conversion price for the above notes shall be equal to a 50% discount of the market price which means the lowest 30 trading prices of the Common Stock immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, the lenders shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by lenders and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. Notwithstanding the foregoing, such conversion price and lookback periods are subject to adjustment in favor of the Investor in the event the Company issues securities to another party with more favorable conversion terms (“Most Favored Nation”). During the period where any monies are owed to the lender pursuant to the October 26, 2023 Note, if the Company engages in any future financing transactions with a third party investor, the Company will provide the lender with written notice (the “MFN Notice”) thereof promptly but in no event less than 10 days prior to closing any financing transactions except for exempt issuances as defined in related the note agreement.

The above notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Upon certain events of default, the above the October 26, 2023 Note will become immediately due and payable and the Company must pay the lenders 150% of the then-outstanding principal amount of the above October 26, 2023 Note, plus any interest accrued upon such event of default or prior events of default (the “Default Amount”). Further, upon any event of default relating to the failure to issue shares of common stock upon the conversion of such notes, such notes become immediately due and payable in an amount equal to twice the Default Amount.

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

The funding for these acquisitions were a combination of proceeds from the issuance of common stock from our S-1 Registration Statement and debt in fiscal year 2021.

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

Recent Developments

October 26, 2023 Securities Purchase Agreement

On October 26, 2023, the Company entered into a securities purchase agreement with Trillium Partners LP (“Trillium”), which closed on November 6, 2023, pursuant to which Trillium purchased a convertible promissory note (the “October 26, 2023 Trillium Note”) from the Company in the aggregate principal amount of $8,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Trillium any time after 180 days of the October 26, 2023 Trillium Note. The October 26, 2023 Trillium Note contains debt issue costs of $1,000. The Company intends to use the net proceeds for general working capital purposes. The maturity date is October 31, 2024.

In connection with such note, the Company issued 8,500,000 warrants to purchase common stock to such lender immediately exercisable at an initial exercise price of $0.0003 per share (subject to certain adjustments such as stock split, dividend, consolidation or merger and pro-rata distribution) with an expiry date of October 26, 2030.

Results of Operations

Overview

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Nine Months Ended
	September 30, 2023	September 30, 2022	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$3,667,257	$5,733,883	$(2,066,626)	(36.04)%
Net revenues - related parties	-	139,716	(139,716)	(100)%
Total net revenues	3,667,257	5,873,599	(2,206,342)	(37.56)%

Cost of revenues	1,877,397	2,832,043	(954,646)	(33.71)%

Gross profit	$1,789,860	$3,041,556	$(1,251,696)	(41.15)%

Gross profit as a % of sales	48.81%	51.78%

	Three Months Ended
	September 30, 2023	September 30, 2022	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$869,472	$1,318,851	$(449,379)	(34.07)%
Net revenues - related parties	-	-	-	-%
Total net revenues	869,472	1,318,851	(449,379)	(34.07)%

Cost of revenues	499,409	595,063	(95,654)	(16.07)%

Gross profit	$370,063	$723,788	$(353,725)	(48.87)%

Gross profit as a % of sales	42.56%	54.88%

Net Revenues

Total net revenues for the nine months ended September 30, 2023 which amounted to $3,667,257 decreased by $2,066,626 as compared to $5,873,599 which included net revenues - related parties for the nine months ended September 30, 2022. Total net revenues for the three months ended September 30, 2023 which amounted to $869,472 decreased by $449,379 as compared to $1,318,851 for the three months ended September 30, 2022. The decrease in total net revenues during the three and nine months ended September 30, 2023, was primarily attributable to the decrease in revenues of our majority owned subsidiary, Aphrodite’s Marketing, as a result of the decrease in marketing and advertising expenses through social media, digital marketing, and promotional campaigns.

Cost of Revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out; costs associated with operation and maintenance of the Company’s platform. Cost of revenues for the nine months ended September 30, 2023 decreased by $954,646 to $1,877,397 as compared to $2,832,043 for the nine months ended September 30, 2022. Cost of revenues for the three months ended September 30, 2023 decreased by $95,654 to $499,409 as compared to 595,063 for the three months ended September 30, 2022.These decreases are primarily attributable to the decrease in net revenues as discussed above.

Gross Profit

Gross profit decreased by $1,251,696 to $1,789,860 for the nine months ended September 30, 2023 as compared to $3,041,556 for the nine months ended September 30, 2022. Gross profit decreased by $353,725 to $370,063 for the three months ended September 30, 2023 as compared to $723,788 for the three months ended September 30, 2022. These decreases are primarily attributable to the decrease in revenues as discussed above.

Operating Expenses

Operating expenses decreased by $2,336,194 to $3,101,924 for the nine months ended September 30, 2023 as compared to $5,438,118 for the nine months ended September 30, 2022. The decrease was primarily attributable to i) decrease in selling and marketing expenses of $1,391,317 primarily attributable to decrease in advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) decrease professional and consulting expenses of $306,062 primarily related to decrease in consulting and contractor fees iii) decrease in compensation and related taxes of $540,813 primarily related to the decrease in number of employees of our majority owned subsidiary, Aphrodite’s Marketing iv) decrease in general and administrative expenses of $98,002 primarily attributable to decrease in rent and office expenses.

Operating expenses decreased by $722,410 to $812,666 for the three months ended September 30, 2023 as compared to $1,535,076 for the three months ended September 30, 2022. The decrease was primarily attributable to i) decrease in selling and marketing expenses of $289,588 primarily attributable to decrease in advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) decrease professional and consulting expenses of $164,261 primarily related to decrease in consulting and contractor fees iii) decrease in compensation and related taxes of $216,249 primarily related to the decrease in number of employees of our majority owned subsidiary, Aphrodite’s Marketing iv) decrease in general and administrative expenses of $52,312 primarily attributable to decrease in rent and office expenses.

The overall decrease in operating expenses reflect were due to the cost-cutting measures made during the three and nine months ended September 30, 2023.

Loss from Operations

As a result of the above, we had a loss from operations of $1,312,064 for the nine months ended September 30, 2023 as compared to a loss from operations of $2,396,562 for the nine months ended September 30, 2022 and loss from operations of $442,603 for the three months ended September 30, 2023 as compared to a loss from operations of $811,288 for the three months ended September 30, 2022.

Other Income (Expenses), net

For the nine months ended September 30, 2023, the Company had other (expenses), net of ($2,006,026) as compared to other (expenses), net of ($722,284) for the nine months ended September 30, 2022, a decrease of $28,322 in other expenses, net. The decrease in other expenses, net is primarily attributed to the decrease in amortization of debt discount of $233,243 and decrease in interest expense of $739,131 due to decrease in number of convertible notes, increase in gain from forgiveness of accounts payable of $231,806 that management deemed forgiven, offset by decrease in change in fair value of derivative liabilities of $450,022, increase in derivative expense of $501,599, and decrease in gain from extinguishment of debt of $234,082.

For the three months ended September 30, 2023, the Company had other (expenses), net of ($52,922) as compared to other (expenses), net of ($43,867) for the three months ended September 30, 2022, an increase of $9,055 in other expenses, net. The increase in other expenses, net is primarily attributed to increase in derivative expense of $166,787, offset by the decrease in amortization of debt discount of $5,410, decrease in interest expense of $1,408 related to our notes, loans and advances payable, decrease in change in fair value of derivative liabilities of $159,298, and decrease in gain from extinguishment of debt of $12,982.

Net Loss Attributable to Bergio International, Inc.

As a result of the above, we had net loss attributable to Bergio International, Inc. $1,544,003 for the nine months ended September 30, 2023 as compared to $2,146,779 for the nine months ended September 30, 2022. As a result of the above, we had net loss attributable to Bergio International, Inc. $327,149 for the three months ended September 30, 2023 as compared to $581,704 for the three months ended September 30, 2022.

Net Loss Available to Bergio International, Inc. Common Stockholders

As a result of the above, we had net loss available to Bergio International, Inc. common stockholders of $1,551,626, for the nine months ended September 30, 2023 as compared to $3,702,657 for the nine months ended September 30, 2022 after the recognition of deemed dividend of $7,623 and $1,555,878 related to the Series D Preferred Stock for nine months ended September 30, 2023 and 2022, respectively. We had net loss available to Bergio International, Inc. common stockholders of $334,772 for the three months ended September 30, 2023 as compared to $581,704 for the three months ended September 30, 2022 after the recognition of deemed dividend of $7,623 related to the Series D Preferred Stock.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2023, compared to December 31, 2022:

	September 30, 2023	December 31, 2022	Increase/ (Decrease)
Current Assets	$3,017,033	$3,440,464	$(423,431)

Current Liabilities	$5,923,379	$4,254,005	$1,669,374

Working Capital Deficit	$(2,906,346)	$(813,541)	$2,092,805

At September 30, 2023 the Company had working capital deficit of $2,906,346 as compared to $813,541 at December 31, 2022. This increase in working capital deficit is primarily attributed to the increase in liabilities.

During the nine months ended September 30, 2023, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities: For the nine months ended September 30, 2023, the Company used $886,156 in cash for operations as compared to $2,175,047 in cash used for operations for the nine months ended September 30, 2022. This decrease in cash used in operations is primarily attributed to net loss of $1,544,003, amortization expense of $181,467, amortization of debt discount and deferred financing cost of $242,324, depreciation of $28,485, derivative expense of $525,902 and increase in changes in operating assets and liabilities of $597,823 primarily attributable to increase in accounts payable and accrued liabilities of $460,849 and increase in accrued compensation of $148,239 offset by non-controlling interest of $462,023, gain from forgiveness of accounts payable of $231,806, change in fair value of derivative liabilities of $119,086, and gain from extinguishment of debt of $115,232.

For the nine months ended September 30, 2022, the Company used $2,175,047 in cash for operations as compared to $2,295,489 in cash used for operations for the nine months ended September 30, 2021. This increase in cash used in operations is primarily attributed to net loss of $2,146,779, amortization expense of $181,467, non-cash interest upon conversion of debt of $1,025,660, amortization of debt discount and deferred financing cost of $475,567, stock based compensation of $213,674, offset by non-controlling interest of $972,067, change in fair value of derivative liabilities of $569,108, gain from extinguishment of debt $349,314, and decrease in changes in operating assets and liabilities of $16,525 primarily attributable to increase in accounts receivable of $26,998, increase in accrued compensation – CEO of $319,765, decrease in inventory of $226,252, decrease in accounts payable and accrued liabilities of $227,296, and decrease in deferred compensation – CEO $346,163.

Cash used in investing activities: For the nine months ended September 30, 2023, the Company used $4,900 in cash for investing activities for purchase of property and equipment as compared to $0 of cash in investing activities for the nine months ended September 30, 2022.

Cash provided by financing activities: Cash provided by financing activities for the nine months ended September 30, 2023 was $473,991 as compared to $1,269,094 for the nine months ended September 30, 2022. This decrease is primarily the result of net proceeds received from loans and advances payable of $560,516, net proceeds from convertible note and note payable of $140,000, advances from CEO, net of $192,783 offset by repayments of loans and advances payable of $419,408.

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

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of September 30, 2023, principal amounts under the convertible note payable was $294,422, net of debt discount of $92,263 at September 30, 2023.

Notes Payable

The Company has total notes payable of $701,862 classified as current portion and total notes payable – long term portion of $260,138 at September 30, 2023.

Loans and Advances Payable

The Company has loans and advances payable and accrued interest of $1,415,844 at September 30, 2023.

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

The Company has suffered recurring losses and has an accumulated deficit of approximately $21.2 million as of September 30, 2023. As of September 30, 2023, the Company has $294,422 in principal amounts of convertible notes, notes payable (current and long-term portion) of $962,000, loans and advances payable of $1,415,844, and advances from CEO including interest of $357,571. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between July 2023 and September 2023, the Company issued 125,446,273 shares of its common stock and 11,300,000 common stock issuable at an average contractual conversion price of approximately $0.0004 as a result of the conversion of principal of $37,630 underlying certain outstanding convertible notes converted during such period.

In July 2023, the Company received a notice of conversion from a Series D Preferred Stockholder related to accrued dividends of $1,275 converting into 3,642,857 shares of the Company’s common stock

Except as otherwise noted, the securities in the transactions describe above were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

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

BERGIO INTERNATIONAL, INC.

Date: November 17, 2023	By:	/s/ Berge Abajian
	Name:	Berge Abajian
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)