Form 10-K
period 2023-12-31
Bergio International, Inc.
filed 2024-03-29
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock (par value $0.00001 per share) held by non-affiliates on June 30, 2023 (the last business day of our most recently completed second fiscal quarter) was $103,506 using the closing price on June 30, 2023.

As of March 29, 2024, the registrant had 2,898,329,407 shares of common stock, par value $0.00001 per share, outstanding.

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The COVID-19 pandemic has adversely affected us, our customers, counterparties, employees, and third-party service providers, and, due to continuing uncertainty surrounding the likelihood that future restrictions may be put in place if COVID-19 cases were to increase, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects are uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. The forward-looking statements in this Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

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

During the fall of 2018, we opened our second retail store at the new Ocean Resort Casino in Atlantic City, New Jersey. In September 2023, we closed the retail store located at the Ocean Resort Casino in Atlantic City, New Jersey. We opened a new retail store in March 2023 located in Marmora, New Jersey.

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

The funding for this acquisition was a combination of proceeds from the issuance of common stock from our S-1 Registration Statement and debt.

On February 11, 2021, in connection with the financing detailed in Section 2.2.1 of the Acquisition Agreement with Digital Age Business, Inc. (which was detailed in the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021), Bergio International, Inc. (the “Company” and “BRGO”) entered into a certain Securities Purchase Agreement, Convertible Promissory Note, Warrant, Registration Rights Agreement, Security Agreement, and Guaranty (together, the “BRGO Transaction Documents”), with certain accredited investors (the “Purchasers”).

Under the terms of the Securities Purchase Agreement, the Company completed a private placement offering pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 promulgated thereunder (the “Private Placement Offering”) of $1,512,500.00 in face value of Secured Convertible Promissory Notes (the “Notes”) and Common Stock Purchase Warrants for 1,512,500 post-split shares (756,250,000 pre-split shares) ,of BRGO Common Stock (the “Warrants”) at a purchase price of $1,375,000.00, representing a 10% original issuance discount, (the “Purchase Price”), upon the terms and subject to the conditions set forth in the BRGO Transaction Documents, including the Guaranty, Security Agreement and Registration Rights Agreement.

The Convertible Secured Subordinated Promissory Notes (the “Notes”) issued to the Purchasers each had a One (1) Year term, with a Maturity Date of February 11, 2022, and bore interest at 10%, which was to be paid to the Holders quarterly. The Notes were convertible into BRGO Common Stock at the fixed conversion price of $0.75 post-split shares ($0.0015 pre-split shares), and the Holders thereof may convert all or a portion of the Notes into the Company’s Common Stock at any time, subject only to each Purchaser’s beneficial ownership limitation of up to 9.99% of the issued and outstanding shares of BRGO Common Stock. The Notes are redeemable by the Company, subject to the Redemption Procedure in Section 6 and the formula detailed in Schedule 6(a) thereto.

The Warrants to Purchase Common Stock (the “Warrants”) issued to the Purchasers have an exercise price of $1.00 post-split per share ($0.002 pre-split) (the “Exercise Price”), and such Purchasers may exercise the Warrants for a period of Five (5) Years, until the Expiration Date, and in the manner set forth therein, which includes a Cashless Exercise provision, subject to each Purchaser’s beneficial ownership limitation of up to 9.99% of the total issued and outstanding shares of Common Stock of the Company. The Warrants are not redeemable by the Company.

The Registration Rights Agreement requires the Company to file a Registration Statement within Sixty (60) Days of the Closing Date, and to include the Notes and Warrants (together the “Registerable Securities”) therein.

The Security Agreement provides the Purchasers with a security interest and lien on certain property of the Company and Acquisition Sub as set forth in Sections 2.1 and 2.2 therein (the “Collateral”).

The Guaranty provides the Purchasers the guarantee by the Company and Acquisition Sub of the payments due to such Purchasers under the terms of the Notes and Warrants, subject to the limitations therein.

On July 1, 2021 (“Closing”), we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GearBubble, Inc., a Nevada corporation, (“GearBubble”), pursuant to which the shareholders of GearBubble (the “Equity Recipients”) agreed to sell 100% of the issued and outstanding shares of GearBubble to a recently formed subsidiary of the Company known as GearBubble Tech, Inc. (“GearBubble Tech”), a Wyoming corporation in exchange for $3,162,000 (the “Cash Purchase Price”), which shall be paid as follows: a) $2,000,000 (which was paid in cash at Closing), b) $1,162,000 to be paid in 15 equal installments, and c) 49,000 of the 100,000 authorized shares of the Merger Sub, such that upon the Closing, 51% of the Merger Sub shall be owned by the Company, and 49% of the Merger Sub shall be owned by the GearBubble Shareholders. We own 51% of GearBubble Tech.

The funding for these acquisitions was a combination of proceeds from the issuance of common stock from our S-1 Registration Statement and debt.

Effective March 22, 2023, by filing Articles of Amendment in Wyoming, our authorized shares of common stock was increased from 15,000,000,000 shares to 25,000,000,000 shares of common stock, $0.00001 par value per share.  In the same Articles of Amendment, we filed for a reverse split of our common stock, at the ratio of 1 for 500, which was declared effective by FINRA effective April 17, 2023.

In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. The Company is in negotiation with a potential buyer and has entered into a Letter of Intent in March 2024. Currently, no formal agreement or purchase agreement has been executed.

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

Customers

For the years ended December 31, 2023 and 2022, no customer accounted for over 10% of total revenues.

As of December 31, 2023, total accounts receivable amounted to $19,433 and one customer represented 82% of this balance. As of December 31, 2022, total accounts receivable amounted to $119,931 and two customers represented 90% (60% and 30%) of this balance.

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

Research and Development

There were no expenses incurred for research and development in year 2023 and 2022.

Employees

As of March 28, 2024, Bergio International, Inc, and subsidiaries had 17 full-time employees and 4 part-time employees. Our current employees are administrative, sales and marketing personnel. No personnel are covered by a collective bargaining agreement. We use the services of independent consultants and contractors from time to time when needed.

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

The Company has suffered recurring losses. During the year ended December 31, 2023, the Company had net loss attributable to Bergio International, Inc. of $3,995,101 and total cash used in operations of $705,285. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

THERE IS A RISK ASSOCIATED WITH COVID-19

The Company’s operations were and may continue to be affected by the coronavirus disease (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. Although 4 years have passed since the outbreak of COVID-19, it is uncertain if a future rise in COVID-19 cases could bring back the restrictions put in place by the United States federal or state governments. The ultimate disruption which may be caused COVID-19 is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

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

Berge Abajian, our chief executive officer and sole director has sufficient voting power through his ownership of 75 shares of the Company’s Series A Preferred Stock, to control the vote on substantially all corporate matters. Accordingly, Mr. Abajian will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business. As a result of his ownership and position in the Company, Mr. Abajian is able to influence all matters requiring shareholder action, including significant corporate transactions.

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

We prepare our consolidated financial statements in accordance with accounting and principles generally accepted in the United States, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.  Based on management’s evaluation, as of December 31, 2023, our management concluded that we had several material weaknesses related to our internal controls over financial reporting (See Item 9A).

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

In June 2018, the Company entered into lease agreement Ocean Resort Casino at 500 Boardwalk in Atlantic City, NJ for approximately 1,000 square feet of retail space to open a retail store. The initial term was for five (5) years beginning November 18, 2018. Subject to certain conditions, the lease was renewable for two additional 5-year periods. Percentage rent payments will be based on 10% of gross sales at this location and will be paid monthly. The Company was also responsible for additional rent or common area charges (“CAM”) of approximately $1,100 monthly. The Company did not renew this lease agreement in October 2023.

Our majority owned subsidiary, Aphrodite’s Marketing, entered into an approximate three-year lease agreement on October 1, 2019, for its office facilities starting with a monthly base rent of $6,582. The base rent was subject to an annual increase as defined in the lease agreement. The Company did not renew this lease agreement in October 2022.

In March 2023, the Company leased another retail space which is located in Marmora, New Jersey. The term of the lease is for a five-year period from March 2023 to February 2028 starting with a monthly base rent of $1,900. The base rent is subject to an annual increase as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component.

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

Effective March 22, 2023, by filing Articles of Amendment in Wyoming, our authorized shares of common stock was increased from 15,000,000,000 shares to 25,000,000,000 shares of common stock, $0.00001 par value per share.  In the same Articles of Amendment, we filed for a reverse split of our common stock, at the ratio of 1 for 500, which was declared effective by FINRA effective April 17, 2023.

The following table sets forth the range of the high and low bid quotations of the common stock for the past two years in the over-the-counter market, as reported by the OTC Markets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Years Ended December 31,
2023	High	Low
First Quarter	$0.08	$0.001
Second Quarter	0.05	0.002
Third Quarter	0.004	0.0003
Fourth Quarter	0.001	0.0001

Years Ended December 31,
2022	High	Low
First Quarter	$1.50	$0.50
Second Quarter	0.50	0.50
Third Quarter	0.50	0.10
Fourth Quarter	0.15	0.005

b) Holders

As of December 31, 2023, the Company had approximately 59 shareholders of record of its issued and outstanding common stock and preferred stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023 regarding compensation plans under which equity securities of the Company are authorized for issuance:

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

Note: The table above refers to incentive stock options for the purchase of common stock under the Bergio International, Inc. 2021 Stock Incentive Plan (the “Plan”). There are a total of 1,000,000,000 shares issuable under the Plan, of which 100,000,000 are available for issuance as incentive stock options. No options or shares were issued under the Plan for the year ending December 31, 2023.

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 1,000,000 post-split shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. In September 2022, the Company met the prerequisite related to the effectiveness of an S-8 Registration Statement. The 1,000,000 post-split shares of common stock have not been issued to the CEO and have been recorded as common stock issuable as of December 31, 2023 and 2022.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

Between October 2023 and December 2023, the Company issued 1,625,486,444 shares of its common stock at an average contractual conversion price of approximately $0.0001 as a result of the conversion of principal of $96,325 and accrued interest of $4,150 underlying certain outstanding convertible notes converted during such period.

Between October 2023 and December 2023, the Company received notice of conversions from Series D Preferred Stockholders related to conversion of 36,034 Series D Preferred shares and accrued dividends of $1,103 converting into 311,682,456 shares of the Company’s common stock and common stock issuable of 63,575,052 shares which was issued in February 2024.

In connection with a convertible note dated October 26, 2023, the Company issued an aggregate of 8,500,000 warrants to purchase common stock to such lender immediately exercisable at an initial exercise price of $0.0003 per share (subject to certain adjustments such as stock split, dividend, subsequent issuance of rights or options, subsequent convertible securities offering, consolidation or merger and pro-rata distribution) with an expiry date of October 26, 2030.

In connection with a convertible note dated December 18, 2023, the Company issued an aggregate of 12,500,000 warrants to purchase common stock to such lender immediately exercisable at an initial exercise price of $0.00005 per share (subject to certain adjustments such as stock split, dividend, subsequent issuance of rights or options, subsequent convertible securities offering, consolidation or merger and pro-rata distribution) with an expiry date of December 18, 2030.

Rule 10B-18 Transactions

During the year ended December 31, 2023, there were no repurchases of the Company’s common stock by the Company.

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

During the fall of 2018, we opened our second retail store at the Ocean Resort Casino in Atlantic City, New Jersey. In September 2023, we closed the retail store located at the Ocean Resort Casino in Atlantic City, New Jersey. We opened a new retail store in March 2023 located in Marmora, New Jersey.

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

Aphrodite’s Marketing and GearBubble Tech were expected to increase our online presence and provide for expansion of the Bergio Brand. Aphrodite is a one-stop shop for jewelry, gifts, and surprises for any occasion. The online stores provide for a unique gifting experience in the ecommerce space. With their technological experience in ecommerce, we expect to grow the Bergio Brand in conjunction with Bergio’s design expertise and years of experience in the jewelry industry.

In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. The Company is in negotiation with a potential buyer and has entered into a Letter of Intent in March 2024. Currently, no formal agreement or purchase agreement has been executed.

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

The Company’s retail operations were and may continue to be affected by the COVID-19 which in March 2020, was declared a pandemic by the World Health Organization. Although it has been 4 years since the outbreak of COVID-19, the ultimate disruption which may be caused by a future outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

Results of Operations - For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Overview

Net revenues decreased during the year ended December 31, 2023 as compared to the year ended December 31, 2022. We expanded our online presence through the acquisition of Aphrodite’s Marketing and GearBubble Tech in year 2021. It is also our intention to open elegant stores in “high-end” areas and provide excellent service in our stores which will be staffed with knowledgeable professionals. In March 2023, the Company opened a new retail store in Marmora, New Jersey and closed our store in Atlantic City, New Jersey in September 2023.

In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. The Company is in negotiations with some potential partners, but, at this time, there is nothing concrete, but the Company remains positive about its prospects. However, there is no assurance that the Company will be successful in its endeavors or that it will be able to increase its business.

Currently, no formal agreement or purchase agreement has been executed. Accordingly, Aphrodite’s Marketing’s business are characterized as Discontinued Operations in these consolidated financial statements.  The assets and liabilities of Aphrodite’s Marketing have been presented separately in the Consolidated Balance Sheet as discontinued operations.  Similarly, the operating results and cash flows of discontinued operations are separately stated in those respective consolidated financial statements. All prior year amounts from discontinued operations have been reclassified for consistency with the current year presentation.

	Years ended December 31,
	2023	2022	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$4,087,326	$5,056,648	$(969,322)	(19.17)%
Net revenues - related parties	-	139,716	(139,716)	(100.00)%
Total net revenues	4,087,326	5,196,364	(1,109,038)	(21.34)%

Cost of revenues	2,570,180	3,235,305	(665,125)	(20.56)%

Gross profit	$1,517,146	$1,961,059	$(443,913)	(22.64%)

Gross profit as a % of sales	37.12%	37.74%

Net Revenues

Net revenues for the year ended December 31, 2023 which amounted to $4,087,326 decreased by $1,109,038 as compared to $5,196,364 which included net revenues - related parties for the year ended December 31, 2022. The decrease in total net revenues during the year ended December 31, 2023, was primarily due to the decrease in revenues of our majority owned subsidiary, Aphrodite’s Marketing, as a result of the decrease in marketing and advertising expenses through social media, digital marketing, and promotional campaigns.

Cost of Revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out, costs associated with operation and maintenance of the Company’s platform.  Cost of revenues for the year ended December 31, 2023 which amounted to $2,570,180 decreased by $665,125 as compared to $3,235,305 for the year ended December 31, 2022. This decrease is primarily attributable to the decrease in net revenues as discussed above.

Gross Profit

Gross profit decreased by $443,913 to $1,517,146 for the year ended December 31, 2023 as compared to $1,961,059 for the year ended December 31, 2022. This decrease is primarily attributable to the decrease in net revenues as discussed above.

Operating Expenses

Operating expenses decreased by $406,199 to $2,611,799 for the year ended December 31, 2023 as compared to $3,017,998 for the year ended December 31, 2022. The decrease was primarily attributable to i) decrease in selling and marketing expenses of $40,881 primarily attributable to decrease in advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) decrease professional and consulting expenses of $157,854 primarily related to decrease in consulting and contractor fees iii) decrease in compensation and related taxes of $224,995 primarily related to the decrease in bonus compensation and stock-based compensation to our CEO iv) increase in general and administrative expenses of $17,531.

The overall decrease in operating expenses were due to the cost-cutting measures made during the year ended December 31, 2023.

Loss from Operations

As a result of the above, we had a loss from operations of $1,094,653 for the year ended December 31, 2023 as compared to a loss from operations of $1,056,939 for the year ended December 31, 2022.

Other Expenses, net

For the year ended December 31, 2023, the Company had other expenses, net of $739,040 as compared to other expenses, net of $568,881 for the year ended December 31, 2022, an increase of $170,159 in other expense, net. The increase in other expense, net is primarily attributed to the increase in derivative expense of $554,594, increase in loss on exchange of preferred shares of $317,000, decrease in change in fair value of derivative liabilities of $470,709 offset by decreases in amortization of debt discount of $189,633, decrease in gain from extinguishment of debt of $23,989 and decrease in interest expense of $991,460 due to decrease in number of convertible notes.

Losses before non-controlling interest from continuing operations

As a result of the above, we had a loss from continuing operations of $1,833,693 for the year ended December 31, 2023 as compared to a loss from continuing operations of $1,625,820 for the year ended December 31, 2022.

Loss before non-controlling interest from discontinued operations

As a result of the above, we had a loss from discontinued operations of $4,754,553 for the year ended December 31, 2023 as compared to a loss from discontinued operations of $1,631,788 for the year ended December 31, 2022.

In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. The Company is currently in negotiation with a potential buyer and has entered into a Letter of Intent in March 2024. Currently, no formal agreement or purchase agreement has been executed.  Accordingly, Aphrodite’s Marketing’s business are characterized as discontinued operations in these consolidated financial statements.  The assets and liabilities of Aphrodite’s Marketing has been presented separately in the consolidated balance sheet as discontinued operations and reported in accordance with the applicable accounting standards, ASC 205-20 “Discontinued Operations”.  Similarly, the operating results and cash flows of discontinued operations are separately stated in those respective consolidated financial statements. All prior year amounts from discontinued operations have been reclassified for consistency with the current year presentation. Set forth below are the results of operations for Aphrodite’s Marketing for.

	Years Ended December 31,
	2023	2022
Revenues	$949,203	$4,621,062
Cost of goods sold	343,386	1,387,185
Gross margin	605,817	3,233,877

Operating expenses:
Selling and marketing expenses	608,140	3,014,059
Professional and consulting expenses	269,053	745,882
Compensation and related expenses	500	305,965
Impairment expense	4,054,341	-
General and administrative expenses	328,299	479,105
Total operating expenses	5,260,333	4,545,011

Operating loss	(4,654,516)	(1,311,134

Other (income) expense
Interest expense	328,776	298,309
Other income, net	(228,739)	22,345
Total other (income) expense	100,037	320,654

Net loss from discontinued operations (before non-controlling interest)	(4,754,553)	(1,631,788)

Net Loss Attributable to Bergio International, Inc. from Continuing Operations

We had net loss attributable to Bergio International, Inc. from continuing operations of $1,615,529 for the year ended December 31, 2023 as compared to $1,453,474 for the year ended December 31, 2022.

Net Loss Attributable to Bergio International, Inc. from Discontinued Operations

We had net loss attributable to Bergio International, Inc. from discontinued operations of $2,379,572 for the year ended December 31, 2023 as compared to $816,217 for the year ended December 31, 2022.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2023, compared to December 31, 2022.

	December 31,		Increase/
	2023	2022	(Decrease)
Current Assets	$1,689,876	$3,440,464	$(1,750,588)

Current Liabilities	$6,040,890	$4,254,005	$(1,786,885)

Working Capital	$(4,351,014)	$(813,541)	$(3,537,473)

Our working capital deficit was $4,351,014 at December 31, 2023 as compared to working capital deficit of $813,541 at December 31, 2022. This increase in working capital deficit is primarily attributed to the increase in liabilities.

During the year ended December 31, 2023, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.

Cash used in operating activities: For the year ended December 31, 2023, the Company used $503,053 in cash for continuing operations as compared to $567,143 in cash used for continuing operations for the year ended December 31, 2022. The cash used in operations is primarily attributed to net loss attributable to Bergio International, Inc. from continuing operations of $1,615,529, amortization of debt discount of $294,055, depreciation of $36,027, derivative expense of $592,300, loss on exchange of preferred shares of $317,000 and increase in changes in operating assets and liabilities of $610,649 primarily attributable to increase in accounts payable and accrued liabilities of $131,469, increase in accrued compensation of $223,182 decrease in accounts receivable of $100,498 and decrease in inventory of $187,090 offset by non-controlling interest from continuing operations of $218,164, change in fair value of derivative liabilities of $156,987, and gain from extinguishment of debt of $381,711. For the year ended December 31, 2023, the Company used $202,232 in cash for discontinued operations.

Cash used in operating activities: For the year ended December 31, 2022, the Company used $567,143 in cash used for continuing operations. The cash used in operations is primarily attributed to net loss attributable to Bergio International, Inc. from continuing operations of $1,453,474, amortization of debt discount of $544,763, depreciation of $40,252, derivative expense of $37,706, stock-based compensation of $213,674, non-cash interest expense upon conversion of $1,043,496 and increase in changes in operating assets and liabilities of $288,677 primarily attributable to increase in accounts payable and accrued liabilities of $195,895, and increase in accrued compensation of $319,640 offset by decrease in deferred compensation of $346,163, non-controlling interest from continuing operations of $172,346, change in fair value of derivative liabilities of $627,696, and gain from extinguishment of debt of $405,700. For the year ended December 31, 2022, the Company used $1,444,317 in cash for discontinued operations.

Cash used in investing activities.

The Company used $4,900 in cash for investing activities for purchase of property and equipment for the year ended December 31, 2023 as compared to $0 of cash in investing activities for the year ended December 31, 2022.

Cash provided financing activities.

Cash provided by financing activities from continuing operations for the year ended December 31, 2023 was $347,023 and was primarily the result of net proceeds received from convertible notes of $92,500, proceeds from a note of $65,000 and advance from CEO, net of $189,523. Cash provided by financing activities from discontinued operations for the year ended December 31, 2023 was $141,208.

Cash provided by financing activities from continuing operations for the year ended December 31, 2022 was $1,389,723 and was primarily the result of net proceeds received from convertible notes of $201,250, sale of preferred stock of $1,555,000, sale of common stock of $89,361, proceeds from loans and advances of $100,000, proceeds from a note of $110,000 offset by repayment of secured notes of $400,000, and repayment of note of $272,884. Cash provided by financing activities from discontinued operations for the year ended December 31, 2022 was $97,951.

Our indebtedness is comprised of various convertible debt, notes payable, loans payable, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of December 31, 2023, principal amounts under the convertible notes payable was $148,617, net of debt discount of $61,533.

Notes Payable

The Company has total notes payable of $699,834 classified as current portion and total notes payable - long term portion of $112,166 at December 31, 2023.

Mandatorily Redeemable Preferred Stock

The Company has mandatorily redeemable preferred stock liability of $634,000 at December 31, 2023.

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

The Company has suffered recurring losses and has an accumulated deficit of approximately $23.8 million as of December 31, 2023. As of December 31, 2023, the Company has $148,617 in principal amounts of convertible notes, notes payable (current and long-term portion) of $812,000, current liabilities of discontinued operations of $2,393,369 and $634,000 in mandatorily redeemable preferred stock liability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

There are no reportable events under this item for the year ended December 31, 2023.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2023, and identified the following material weaknesses:

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 28, 2024. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board, and are elected or appointed to serve until the next meeting of the Board following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name (age)	Position	Year First Elected a Director
Berge Abajian (64)	Chief Executive Officer and Chairman	2009

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2023, were timely.

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

Effective March 26, 2021, the number of authorized shares of Series A Preferred Stock was increased from 51 to 75 by filing Articles of Amendment in Wyoming. Also on March 26, 2021, an additional 26 shares of Series A Preferred Stock were issued to Berge Abajian, our CEO, giving him a total of 75 shares of our Series A Preferred Stock, with the voting power equal to 75% of the issued and outstanding shares of our Common Stock, through which he maintains voting control over the Company.

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 1,000,000 post-split shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. In September 2022, the Company has met the prerequisite related to the effectiveness of an S-8 Registration Statement. The 1,000,000 post-split shares of common stock have not been issued to the CEO and have been recorded as common stock issuable as of December 31, 2023 and 2022.

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

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during the years ended 2023 and 2022, respectively.

Name and Principal Position	Fiscal Year	Salary ($)(1)(2)	Bonus ($)(3)	Stock Awards ($)(4)	All Other Compensation $(5)	Total ($)
Berge Abajian	2023	$252,866	$-	$-	$44,525	$297,391
CEO and Chairman	2022	$245,500	$100,000	$150,000	$41,411	$536,911

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

(3)No bonus compensation was made to the NEO’s in 2023. In April 2022, the Board approve a bonus of $100,000 to the NEO as per his Amended Employment Agreement. The Company has not paid the bonus compensation of $100,000 as of December 31, 2023 and 2022 and has been recorded as accrued bonus compensation.

(4)In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 1,000,000 post-split shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which has been filed with the Securities and Exchange Commission on September 21, 2022. Accordingly, during the year ended December 31, 2022, the Company recognized stock-based compensation of $150,000 or $0.15 post-split per share. The 1,000,000 post-split shares of common stock have not been issued to the CEO and have been recorded as common stock issuable as of December 31, 2023 and 2022. There were no options granted to NEO during the year ended December 31, 2023 and 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 28, 2024, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of Class(2)
Named Directors and Officers
Berge Abajian, Chairman and CEO (3)	7	*%

All Officers and Directors as a Group (1 person)	7	*%

•Less than 0.1%.

(1)Unless otherwise indicated, the address of each beneficial owner listed above is c/o Bergio International, Inc., 12 Daniel Road East, Fairfield, NJ 07007.

(2)Based on a total of 2,898,329,407 shares of common stock outstanding on March 28, 2024.

(3)Mr. Abajian also owns 75 shares of the Company’s Series A Preferred Stock, allowing him to vote the equivalent of 75% of the issued and outstanding shares of the Company’s Common Stock.

Issuances under the Compensation Plan

The following table provides information as of December 31, 2023 regarding compensation plans under which options to purchase securities of the Company are authorized for issuance.

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 1,000,000 post-split shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. In September 2022, the Company met the prerequisite related to the effectiveness of an S-8 Registration Statement. The 1,000,000 post-split shares of common stock have not been issued to the CEO and have been recorded as common stock issuable as of December 31, 2023 and 2022.

No options or shares were issued under the Plan for the year ending December 31, 2023.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At December 31, 2023 and 2022, $364,753 and $142,854 was due to such officer, respectively. Interest expense was accrued at an interest rate of 5% at December 31, 2023. Interest expense incurred was $32,377 and $2,845 for the year ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2022, the CEO provided advances to the Company for working capital purposes of $190,000 and the Company repaid $192,493 of these advances. During the year ended December 31, 2023, the CEO provided advances to the Company for working capital purposes of $460,117 and the Company repaid $270,594 of these advances.

During the year ended December 31, 2023 and 2022, the Company, through the Company’s majority owned subsidiary, Aphrodite’s Marketing and GearBubble Tech, purchased inventory for a total of $108,412 and $213,828 from an affiliated company which was majority owned (50% interest) by the CEO of the Company. As of December 31, 2023 and 2022, accounts payable to this affiliated company amounted $120,926 and $110,285 ($59,542 and $55,054 were included in current liabilities of discontinued operations), respectively. In March 2024, the CEO of the Company sold his 50% interest in this affiliated company. Additionally, in March 2024, the CEO of the Company paid the outstanding balance of $59,542 and shall be recorded as an advance by the CEO to the Company.

Refer to Note 10 to the consolidated financial statements for our related party disclosure.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered our independent registered public accountants, BF Borgers CPA PC and Olayinka Oyebola & Co for audits and reviews performed for the years ended December 31, 2023 and 2022. Fees for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Audit Fees	$26,000	$115,500
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	26,000	115,500
Tax Fees	-	-
All Other Fees	-	-

Total	$26,000	$115,500

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

Audit Related Fees, tax and other fees.  No other fees under these categories were paid in 2023 and 2022.

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

10.16	Bergio International, Inc. 2021 Stock Incentive Plan (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

10.17	Agreement and Plan of Merger with Gear Bubble, Inc. dated February 10, 2021 (as filed as Exhibit 10.1 to the Company’s Registration Statement on Form 8-K, filed with the SEC on July 12, 2021)

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

*Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGIO INTERNATIONAL, INC.
(Registrant)

Dated: March 29, 2024	By:	/s/ Berge Abajian
Berge Abajian
CEO and Chairman
(Principal Executive Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Berge Abajian	Chief Executive Officer and Chairman	March 29, 2024
Berge Abajian

Bergio International, Inc. and Subsidiaries

Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

BERGIO INTERNATIONAL INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bergio International, Inc (the ‘Company’) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(23,769,761), net loss of $(6,588,246) and a negative working capital of $4,351,014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Mandatorily Redeemable Series E Preferred Share

As discussed in Note 12 to the financial statements, Bergio International, Inc signed a share exchange agreement with Trillium Partner L.P by the terms of the contract agreement the company has an obligation to redeem the amount of the Series D shares On the date which is the earlier of: (i) December 31, 2023; and (ii) upon the occurrence of an Event of Default (i) or (ii), the Mandatory Redemption Date (December 31, 2023) the Company shall redeem all of the shares of Series E Preferred Stock of the Holders. Within five (5) days of the Mandatory Redemption Date, the Company shall make payment to each Holder of an amount in cash, or kind, equal to (i) the total number of Series E Preferred Stock held by the applicable Holder, multiplied by (ii) the then current Stated Value (including but not limited to the addition of any accrued, unpaid dividends and the Default Adjustment, if applicable) (the "Mandatory Redemption Amount”). The value of any payment in kind shall be as agreed between the Company and respective the Holder.

Upon the occurrence and during the continuation of any Event of Default will increase from $1.00 to $1.50 and upon the occurrence and during the continuation of any Event of Default specified in Section 8ai which is the failure to redeem, the Stated Value shall immediately be increased to $2.00 per share of Series E Preferred Stock (the amounts referred to herein shall be referred to collectively as the “Default Adjustment”).

We identified the Audit of valuation of Mandatory Redemption Liability as a critical audit matter because of the significant estimates and management assumptions used in arriving at the $2.00 redemption value per share. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor’s judgement and an increased extent of effort.

The primary procedures we performed include:

1.We reviewed and challenged the reasonableness of key management assumptions used for the estimate.

2.We reviewed the initial and amended restated exchange agreements.

3.We assessed the suitability of the method used by the Management in arriving at the conversion value.

4.We inquire from the management to assess the level of relationship between the company and shareholders and suitability of the conversion value, and ensure transaction is at arm’s length.

/s/ OLAYINKA OYEBOLA & CO.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

PCAOB ID 5968

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

March 21, 2024

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bergio International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bergio International, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We determined that there are no critical audit matter

/s/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

March 30, 2023

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS:

Current assets:
Cash	$151,553	$373,507
Accounts receivable	19,433	119,931
Inventory	1,516,990	1,704,080
Prepaid expenses and other current assets	1,900	700
Current assets of discontinued operations	-	1,242,246
Total current assets	1,689,876	3,440,464

Property and equipment, net	19,037	50,164
Goodwill	2,780,897	2,780,897
Operating lease right of use assets	87,001	24,595
Investment in unconsolidated affiliate	6,603	6,603
Long-term assets of discontinued operations	-	3,169,589

Total Assets	$4,583,414	$9,472,312

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued liabilities	$860,908	$713,650
Bank overdraft	-	11,582
Accrued compensation - CEO	542,822	319,640
Notes payable - current portion, net of debt discount	699,834	699,503
Convertible notes payable, net of debt discount	87,084	19,324
Mandatorily redeemable Preferred Stock Series E - $2.00 stated value, 2,500,000 shares designated and authorized, 317,000 and none issued and outstanding at December 31, 2023 and 2022, respectively	634,000	-
Loan payable	-	100,000
Advances from CEO and accrued interest	364,753	142,854
Derivative liability - convertible debt	360,944	108,594
Derivative liability - acquisition	73,571	7,914
Operating lease liabilities - current	23,605	18,072
Current liabilities of discontinued operations	2,393,369	2,112,872
Total current liabilities	6,040,890	4,254,005

Long-term liabilities:
Notes payable - long-term	112,166	112,497
Operating lease liabilities - long-term	63,396	6,524
Long-term liabilities of discontinued operations	148,196	146,999
Total long term liabilities	323,758	266,020

Total Liabilities	6,364,648	4,520,025

Commitments and contingencies	-	-

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

- CONTINUED -

	December 31, 2023	December 31, 2022

Stockholders’ (deficit) equity
Preferred stock 10,000,000 shares authorized Series A preferred stock - $0.001 par value, 75 shares authorized, 75 and 75 shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and 3,000 shares issued and outstanding at December 31, 2023 and 2022, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022, respectively, respectively ($100 per share liquidation value)	-	-
Convertible Series D preferred stock - $0.00001 par value, 2,500,000 shares authorized, 920,966 and 1,274,000 shares issued and outstanding at December 31, 2023 and 2022, respectively, respectively ($1.00 per share liquidation value)	10	13
Common stock, $0.00001 par value; 25,000,000,000 shares authorized, 2,101,629,305 and 12,316,954 shares issued and outstanding as of December 31, 2023 and 2022, respectively	21,016	123
Common stock issuable (64,575,052 and 1,000,000 shares as of December 31, 2023 and 2022, respectively)	646	10
Additional paid-in capital	26,105,389	26,102,888
Accumulated deficit	(23,769,761)	(19,605,358)
Total Bergio International, Inc. stockholders’ equity	2,357,300	6,497,676

Non-controlling interest in subsidiaries	(4,138,534)	(1,545,389)

Total Stockholders’ (deficit) equity	(1,781,234)	4,952,287

Total Liabilities and Stockholders’ (Deficit) Equity	$4,583,414	$9,472,312

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

Net revenues	$4,087,326	$5,056,648
Net revenues - related parties	-	139,716
Total net revenues	4,087,326	5,196,364

Cost of revenues	2,570,180	3,235,305

Gross profit	1,517,146	1,961,059

Operating expenses:
Selling and marketing expenses	120,096	160,977
Professional and consulting expenses	1,243,587	1,401,441
Compensation and related expenses	669,969	894,964
General and administrative expenses	578,147	560,616
Total operating expenses	2,611,799	3,017,998

Loss from operations	(1,094,653)	(1,056,939)

Other income (expenses)
Interest expense	(86,383)	(1,077,843)
Derivative expense	(592,300)	(37,706)
Amortization of debt discount	(294,055)	(483,688)
Loss from foreign currency transactions	(130)	(86)
Fraud loss caused by computer hackers	-	(21,288)
Change in fair value of derivative liabilities	156,987	627,696
Loss on exchange of preferred shares	(317,000)	-
Interest income	3	429
Other income	12,127	17,905
Gain from extinguishment of debt, net	381,711	405,700
Total other expenses, net	(739,040)	(568,881)

Loss before provision for income taxes	(1,833,693)	(1,625,820)

Provision for income taxes	-	-

Loss from continuing operations	(1,833,693)	(1,625,820)

Loss before non-controlling interest from continuing operations	(1,833,693)	(1,625,820)
Loss before non-controlling interest from discontinued operations	(4,754,553)	(1,631,788)

Net loss	(6,588,246)	(3,257,608)

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

- CONTINUED -

	For the Years Ended December 31,
	2023	2022

Less: Losses attributable to non-controlling interest from continuing operations	$(218,164)	$(172,346)
Less: Losses attributable to non-controlling interest from discontinued operations	(2,374,981)	(815,571)

Losses attributable to non-controlling interest	(2,593,145)	(987,917)

Net loss attributable to Bergio International, Inc. from continuing operations	(1,615,529)	(1,453,474)
Net loss attributable to Bergio International, Inc. from discontinued operations	(2,379,572)	(816,217)

Net loss attributable to Bergio International, Inc.	(3,995,101)	(2,269,691)

Deemed dividend	(93,291)	(2,847,378)

Net loss available to Bergio International, Inc. common stockholders	$(4,088,392)	$(5,117,069)

Net loss per common share: basic and diluted
Continuing operations	(0.01)	(0.58)
Discontinued operations	(0.01)	(0.11)
Net loss per common share	$(0.02)	$(0.69)

Weighted average common shares outstanding:
Basic and diluted	234,222,252	7,431,395

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2023 and 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2021	75	$-	3,000	$-	5	$-	-	$-	2,433,039	$24	32,044	$-	$18,646,447	$103,700	$(14,452,396)	$(557,472)	$3,740,303

Series D preferred stock issued for cash, net of offering cost	-	-	-	-	-	-	1,680,000	17	-	-	-	-	1,554,983	-	-	-	1,555,000
Deemed dividend upon issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	2,846,500	-	(2,846,500)	-	-
Issuance of common stock for conversion of Series C preferred stock	-	-	-	-	(5)	-	-	-	271,793	3	-	-	(3)	-	-	-	-
Reclassification of derivative liability to equity upon conversion of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	67,284	-	-	-	67,284
Common stock issued for cash	-	-	-	-	-	-	-	-	893,608	9	-	-	89,352	-	-	-	89,361
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	5,905,113	59	-	-	2,571,077	-	-	-	2,571,136
Issuance of common stock for common stock issuable	-	-	-	-	-	-	-	-	32,044	-	(32,044)	-	-	-	-	-	-
Issuance of common stock for conversion of Series D preferred stock and accrued dividends	-	-	-	-	-	-	(406,000)	(4)	2,646,642	27	-	-	9,007	-	-	-	9,030
Common stock issuable for services to CEO	-	-	-	-	-	-	-	-	-	-	1,000,000	10	149,990	-	-	-	150,000
Common stock issued for services	-	-	-	-	-	-	-	-	25,714	-	-	-	9,000	-	-	-	9,000
Cashless exercise of stock warrants	-	-	-	-	-	-	-	-	109,000	1	-	-	877	-	(878)	-	-
Accretion of stock-based compensation for services	-	-	-	-	-	-	-	-	-	-	-	-	54,674	-	-	-	54,674
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(35,893)	-	(35,893)
Cancellation of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	103,700	(103,700)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,269,691)	(987,917)	(3,257,608)

Balance, December 31, 2022	75	$-	3,000	$-	-	$-	1,274,000	$13	12,316,954	$123	1,000,000	$10	$26,102,888	$-	$(19,605,358)	$(1,545,389)	$4,952,287

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2023 and 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2022	75	$-	3,000	$-	-	$-	1,274,000	$13	12,316,954	$123	1,000,000	$10	$26,102,888	$-	$(19,605,358)	$(1,545,389)	$4,952,287

Series D preferred stock exchange for Series E preferred stock	-	-	-	-	-	-	(317,000)	(3)	-	-	-	-	3	-	-	-	-
Reclassification of Series E preferred stock to mezzanine debt	-	-	-	-	-	-	-	-	-	-	-	-	(317,000)	-	-	-	(317,000)
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	-	-	1,773,984,470	17,740	-	-	216,523	-	-	-	234,263
Issuance of common stock for conversion of Series D preferred stock and accrued dividends	-	-	-	-	-	-	(36,034)	-	315,325,313	3,153	63,575,052	636	91,880	-	(93,291)		2,378
Stock warrants granted in connection with convertible notes	-	-	-	-	5	-	-	-	-	-	-	-	11,095	-	-	-	11,095
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(76,011)	-	(76,011)
Fractional shares due to 1:500 reverse stock split	-	-	-	-	-	-	-	-	2,568	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-		(3,995,101)	(2,593,145)	(6,588,246)

Balance, December 31, 2023	75	$-	3,000	$-	-	$-	920,966	$10	2,101,629,305	$21,016	64,575,052	$646	$26,105,389	$-	$(23,769,761)	$(4,138,534)	$(1,781,234)

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Bergio International, Inc. from continuing operations	$(1,615,529)	$(1,453,474)
Adjustments to reconcile net loss to net cash used in operating activities - continuing operations
Non-controlling interest in subsidiaries	(218,164)	(172,346)
Depreciation expense	36,027	40,252
Stock-based compensation	-	213,674
Amortization of debt discount	294,055	544,763
Derivative expense	592,300	37,706
Loss on exchange of preferred shares	317,000	-
Change in fair value of derivative liabilities	(156,987)	(627,696)
Gain from extinguishment of debt	(381,711)	(405,700)
Non-cash interest upon conversion of debt	500	1,043,496
Amortization of right of use assets	18,807	(76,495)
Change in operating assets and liabilities:
Accounts receivable	100,498	(51,822)
Inventory	187,090	69,723
Prepaid expenses and other current assets	(1,200)	13,329
Accounts payable and accrued liabilities	131,469	195,895
Bank overdraft	(11,582)	11,582
Accrued compensation - CEO	223,182	319,640
Operating lease obligations	(18,808)	76,493
Deferred compensation - CEO	-	(346,163)
NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(503,053)	(567,143)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(202,232)	(1,444,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,900)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,900)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	89,361
Proceeds from sale of preferred stock, net of offering cost	-	1,555,000
Proceeds from note payable	65,000	110,000
Proceeds from loans and advances payable	-	100,000
Proceeds from convertible notes, net of debt issuance cost	92,500	201,250
Repayment on note payable	-	(272,884)
Repayment on secured notes payable	-	(400,000)
Advance from (payments to) Chief Executive Officer, net	189,523	6,996
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	347,023	1,389,723
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	141,208	(97,951)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(221,954)	(719,688)
CASH AND CASH EQUIVALENTS - beginning of year	373,507	1,093,195
CASH AND CASH EQUIVALENTS - end of year	$151,553	$373,507

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- CONTINUED -

	For the Years Ended December 31,
	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$26,658
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt, loans payable, and accrued interest	$226,294	$1,463,940
Issuance of common stock issued for accrued dividends	$2,378	$-
Debt discount in connection with the issuance of stock warrants	$11,095	$-
Deemed dividend upon issuance of Series D preferred stock	$-	$2,847,378
Deemed dividend upon conversion of Series D preferred stock and accrued dividends	$93,291	$-
Initial amount of ROU asset and related liability	$81,213	$-
Initial derivative liability recorded in connection with convertible notes payable	$264,405	$201,250
Reclassification of derivative liability to equity upon conversion of Series C preferred stock	$-	$67,284

The accompanying notes are an integral part of these consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

As further described in Note 13, the Company presently expects to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing due to declining revenues and is continually operating at loss. The Company is in negotiation with a potential buyer and has entered into a Letter of Intent in March 2024. Currently, no formal agreement or purchase agreement has been executed. Accordingly, Aphrodite’s Marketing’s business are characterized as Discontinued Operations in these consolidated financial statements. The assets and liabilities of Aphrodite’s Marketing has been presented separately in the Consolidated Balance Sheet as discontinued operations.  Similarly, the operating results and cash flows of discontinued operations are separately stated in those respective consolidated financial statements. All prior year amounts from discontinued operations have been reclassified for consistency with the current year presentation.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-K, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for financial information, which includes the consolidated financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of December 31, 2023. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.

Non-controlling Interest in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance.

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of December 31, 2023 and 2022, the Company recorded a non-controlling interest balance of $(4,138,534) and $(1,545,389), respectively, in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying consolidated balance sheet and losses attributable to non-controlling interest of $2,593,145 and $987,917 during the years ended December 31, 2023 and 2022, respectively as reflected in the accompanying consolidated statements of operations.

Note 2 - Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to Bergio International, Inc. and cash used in operations of $3,995,101 and $705,285, respectively, for the year ended December 31, 2023. Additionally, the Company had an accumulated deficit of approximately $23.8 million and working capital deficit of approximately $4.4 million at December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations.

The Company increased its online presence and provided for the expansion of the Company’s branded product lines. The acquired majority owned subsidiaries, Aphrodite Marketing and GearBubble Tech of which the Company owns 51%, have increased the Company’s online presence and provide the opportunity for future growth. However, there can be no assurance that this venture will be successful or that the Company can raise the required capital to fund this operation.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly owned and majority owned subsidiaries as of December 31, 2023. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the years ended December 31, 2023 and 2022 include the estimates of useful lives of property and equipment and intangible assets, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments such as common stock and preferred stock issued for other than cash, the fair value of warrants issued with debt, the valuation allowance on deferred tax assets, and stock-based compensation.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions, and third-party e-commerce platform fees and selling fees. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $120,096 and $160,977 for the years ended December 31, 2023 and 2022, respectively, are included in selling and marketing expenses on the consolidated statement of operations.

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

DECEMBER 31, 2023 AND 2022

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at:

	December 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$-	$-	$434,515	$-	$-	$116,508

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at December 31, 2023 and 2022. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At December 31, 2023 and 2022, the Company did not have cash in excess of FDIC limits.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of December 31, 2023 and 2022, the allowance for doubtful accounts was $0 for both periods.

Inventory

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale. Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment losses of $4,054,341 and $0 were recognized for the years ended December 31, 2023 and 2022, respectively. The impairment expense of $4,054,341 relates to the impairment of assets of Aphrodite’s Marketing and is included in losses before non-controlling interest from discontinued operations (see Note 13).

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

DECEMBER 31, 2023 AND 2022

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

The Company follows FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification.

Concentration Risk

Concentration of Revenues

For the years ended December 31, 2023 and 2022, no customer accounted for over 10% of total revenues.

Concentration of Purchases

The Company purchased approximately 71% of its finished products from two vendors (23% and 48%) during the year ended December 31, 2023. The Company purchased approximately 36% of its finished products from two vendors (15% and 21%) during the year ended December 31, 2022.

Concentration of Accounts Receivable

As of December 31, 2023, total accounts receivable amounted to $19,433 and one customer represented 82% of this balance. As of December 31, 2022, total accounts receivable amounted to $119,931 and two customers represented 90% (60% and 30%) of this balance.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 4 - Property and Equipment

Property and equipment consist of the following:

	December 31,
	2023	2022

Leasehold improvements	$391,722	$391,722
Office and computer equipment	581,352	581,352
Selling equipment	8,354	8,354
Furniture and fixtures	25,411	20,511

Total at cost	1,006,839	1,001,939
Less: Accumulated depreciation	(987,802)	(951,775)

	$19,037	$50,164

Depreciation expense for the years ended December 31, 2023 and 2022 was $36,027 and $40,252, respectively.

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

The potentially dilutive common stock equivalents as of December 31, 2023 and 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

	December 31, 2023	December 31, 2022

Common Stock Equivalents:
Stock Warrants	32,595,983	3,095,983
Convertible Preferred Stock	19,069,181,307	16,735,086
Convertible Notes	2,704,293,846	24,384,615
Total	21,806,071,136	44,215,684

Note 6 - Convertible Notes Payable

As of December 31, 2023 and 2022, convertible notes payable consisted of the following:

	December 31, 2023	December 31, 2022

Principal amount	$148,617	$79,250
Less: unamortized debt discount	(61,533)	(59,926)
Convertible notes payable, net	$87,084	$19,324

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Power Up Lending Group

On July 20, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Power Up Lending Group. The principal and accrued interest were payable on or before July 20, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $55,000, with accrued interest of $3,954 at December 31, 2021. During the year ended December 31, 2022, principal of $55,000 and $2,200 of accrued interest were fully converted into 130,000 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2023 and 2022 was $0.

On July 28, 2021, the Company entered into an 8% convertible note in the amount of $48,750 less legal and financing costs of $3,750 for net proceeds of $45,000 with Power Up Lending Group. The principal and accrued interest were payable on or before July 28, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $48,750, with accrued interest of $2,351 at December 31, 2021. During the year ended December 31, 2022, principal of $48,750 and $1,950 of accrued interest were fully converted into 133,421 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2023 and 2022 was $0.

On September 14, 2021, the Company entered into an 8% convertible note in the amount of $78,750 less legal and financing costs of $3,750 for net proceeds of $75,000 with Power Up Lending Group. The principal and accrued interest were payable on or before September 14, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $78,750, with accrued interest of $2,140 at December 31, 2021. During the year ended December 31, 2022, principal of $78,750 and $3,150 of accrued interest were fully converted into 248,958 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2023 and 2022 was $0.

On October 4, 2021, the Company entered into an 8% convertible note in the amount of $53,750 less legal and financing costs of $3,750 for net proceeds of $50,000 with Power Up Lending Group. The principal and accrued interest were payable on or before October 4, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $53,750, with accrued interest of $1,037 at December 31, 2021. During the year ended December 31, 2022, principal of $53,750 and $2,150 of accrued interest were fully converted into 177,460 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2023 and 2022 was $0.

1800 Diagonal Lending LLC formerly known as Sixth Street Lending, LLC

On November 8, 2021, the Company entered into an 8% convertible note in the amount of $55,000 less legal and financing costs of $3,750 for net proceeds of $51,250 with Sixth Street Lending, LLL. The principal and accrued interest were payable on or before November 8, 2022. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 63% multiplied by the lowest trading price (representing a discount rate of 37%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. The outstanding balance at December 31, 2021 was $55,000, with accrued interest of $639 at December 31, 2021. During the year ended December 31, 2022, principal of $55,000 and $2,200 of accrued interest were fully converted into 286,699 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2023 and 2022 was $0.

On March 8, 2022, the Company entered into an 8% convertible note in the amount of $80,000 less legal and financing costs of $3,750 for net proceeds of $76,250 with Sixth Street Lending, LLC. The principal and accrued interest were payable on or before March 8, 2023. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 10 trading day trading day period ending on the latest complete trading day prior to the date of this note. During the year ended December 31, 2022, principal of 80,000 and $3,200 of accrued interest were fully converted into 832,000 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2023 and 2022 was $0.

On July 11, 2022, the Company entered into an 8% convertible note in the amount of $54,250 less legal and financing costs of $4,250 for net proceeds of $54,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest were payable on or before July 11, 2023. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. In October 2022, the Company repaid back the principal amount of $54,250, accrued interest of $963 and prepayment penalty fee of $11,085 for a total of $66,298. The outstanding principal and accrued interest balance at December 31, 2023 and 2022 was $0.

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

Trillium Partners LLP, 3a Capital Establishment, JP Carey Limited Partners, LP, and JP Carey Enterprises, Inc.

On February 11, 2021, the Company entered into 10% convertible notes totaling $1,512,500 less legal and financing costs of $137,500 for net proceeds of $1,375,000. The principal and accrued interest were payable on or before February 11, 2022. The notes may not be prepaid except under certain conditions. The Company was to pay interest on a quarterly basis in arrears in cash to the Holder commencing on March 1, 2021 and continuing thereafter on each quarterly anniversary of such date until the Obligations have been satisfied in full, on the aggregate then outstanding principal amount of these notes at the rate of ten percent (10%) per annum. Any amount of principal or interest on these notes which was not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same was paid. At the option of the holders, but not before 180 days from the date of issuance, the holders may elect to convert all or part of the convertible into the Company’s common stock. The conversion price in effect on any Conversion Date was equal to $0.75 ($0.0015 pre-split). Additionally, the Company granted an aggregate of 1,512,500 warrant to purchase shares of the Company’s common stock in connection with the issuance of these convertible notes. The warrants have a term of 5 years from the date of grant and exercisable at an exercise price of $1.00 ($0.002 pre-split). The Company accounted for the warrants issued with these convertible notes by using the relative fair value method. The total debt discount consisted of beneficial conversion feature of $687,500 and relative fair value of the warrants of $687,500 using a Black-Scholes model with the following assumptions: stock price at valuation date of $6.50 (0.013 pre-split) based on the closing price of common stock at date of grant, exercise price of $1.00 ($0.002 pre-split), dividend yield of zero, expected term of 5.00, a risk-free rate of 0.46%, and expected volatility of 424%. During the year ended December 31, 2021, principal of $544,750, accrued

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

interest of $39,342 and conversion fees of $4,050 were fully converted into 814,731 shares of common stock. The outstanding balance at December 31, 2021 was $967,750 with accrued interest of $60,459 at December 31, 2021.

In January 2022, the Company entered into Amendment to the Convertible Promissory Notes Agreements (the “Amendment”) with these lenders whereby the conversion prices of the convertible notes were reduced from $0.75 to $0.50 ($0.0015 to $0.001 pre-split). Consequently, the Company recorded interest expense of $806,458 from the reduction of the conversion prices during the year ended December 31, 2022.

During the year ended December 31, 2022, principal of $967,750, accrued interest of $55,469 and conversion fees of $16,000 were fully converted into a total of 2,116,307 shares of common stock and incurred additional interest expense of $35,976 from such conversion. The outstanding principal and accrued interest balance at December 31, 2023 and 2022 was $0.

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

During the year ended December 31, 2023, principal of $75,470 were converted into 448,065,626 shares of common stock. The outstanding balance at December 31, 2023 was $3,780, with accrued interest of $2,092.

Trillium Partners LP

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP (“Trillium”) in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrued at the rate of 3% per annum. During the nine months ended September 30, 2023, the Company reclassed this from a loan to a convertible note payable upon the receipt of a secured promissory note. Accordingly, the Company entered into Secured Promissory Note (the “Secured Note”) in amount of $118,000 and original issue discount of $18,000 for net proceeds of $100,000. The Secured Note was due on February 4, 2023. Such Secured Note is secured by a security interest in the borrower’s existing and future assets, including all rights to received payments (including credit card payments) from the sale of goods or services, inventory, property and equipment, and general intangibles.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Principal and interest shall be paid with 16 weekly payments of $7,375 shall be paid to the lender on each Friday starting in the month of July 2022; Upon the occurrence of an event of default, the principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum. The Company did not pay the required payments and accordingly, has been accruing interest at 22%. During the year ended December 31, 2023, principal of 80,343 were converted into 614,998,486 shares of common stock. As of December 31, 2023, the principal balance is $37,657 and accrued interest amounted to $17,218 at December 31, 2023.

August 10, 2023 Securities Purchase Agreement

On August 10, 2023, the Company entered into a securities purchase agreement with Trillium Partners LP, which closed on August 15, 2023, pursuant to which Trillium purchased a convertible promissory note (the “August 10, 2023 Trillium Note”) from the Company in the aggregate principal amount of $5,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Trillium any time after 180 days of the August 10, 2023 Trillium Note. The August 10, 2023 Trillium Note contains debt issue costs of $500. The Company used the net proceeds for general working capital purposes. The maturity date is August 10, 2024.

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

October 26, 2023 Securities Purchase Agreement

On October 26, 2023, the Company entered into a securities purchase agreement with Trillium Partners LP, which closed on November 6, 2023, pursuant to which Trillium purchased a convertible promissory note (the “October 26, 2023 Trillium Note”) from the Company in the aggregate principal amount of $8,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Trillium any time after 180 days of the October 26, 2023 Trillium Note. The October 26, 2023 Trillium Note contains debt issue costs of $1,000. The Company used the net proceeds for general working capital purposes. The maturity date is October 31, 2024.

In connection with such note, the Company issued 8,500,000 warrants to purchase common stock to such lender immediately exercisable at an initial exercise price of $0.0003 per share (subject to certain adjustments such as stock split, dividend, consolidation or merger and pro-rata distribution) with an expiry date of October 26, 2030.

December 18, 2023 Securities Purchase Agreement

On December 18, 2023, the Company entered into a securities purchase agreement with Trillium Partners LP pursuant to which Trillium purchased a convertible promissory note (the “December 18, 2023 Trillium Note”) from the Company in the aggregate principal amount of $12,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Trillium any time after 180 days of the December 18, 2023 Trillium Note. The December 18, 2023 Trillium Note contains debt issue costs of $2,500. The Company used the net proceeds for general working capital purposes. The maturity date is November 30, 2024.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

In connection with such note, the Company issued 12,500,000 warrants to purchase common stock to such lender immediately exercisable at an initial exercise price of $0.00005 per share (subject to certain adjustments such as stock split, dividend, consolidation or merger and pro-rata distribution) with an expiry date of December 18, 2030.

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

The following terms shall apply to the above August 10, 2023 Trillium Note, August 10, 2023 JP Carey Note, October 26, 2023 Trillium Note, and December 18, 2023 Trillium Note (the “2023 Notes”):

The 2023 Notes bear interest at a rate of 12% per annum, which interest may be paid by the Company to the lenders in shares of the Company’s common stock; but shall not be payable until the 2023 Notes become payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 180 days following the date of the 2023 Notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150% as defined in the note agreement. After this initial 180-day period, after the expiration of the prepayment periods set forth above, the Company may submit an optional prepayment notice to the lenders.

The conversion price for the above notes shall be equal to a 50% discount of the market price which means the lowest ranging from 10 to 30 trading prices of the Common Stock immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, the lenders shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by lenders and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. Notwithstanding the foregoing, such conversion price and lookback periods are subject to adjustment in favor of the Investor in the event the Company issues securities to another party with more favorable conversion terms (“Most Favored Nation”). During the period where any monies are owed to the lender pursuant to the 2023 Notes, if the Company engages in any future financing transactions with a third party investor, the Company will provide the lender with written notice (the “MFN Notice”) thereof promptly but in no event less than 10 days prior to closing any financing transactions except for exempt issuance as defined in related the note agreements.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Upon certain events of default, the above the 2023 Notes will become immediately due and payable and the Company must pay the lenders ranging from 150% to 200% of the then-outstanding principal amount of the above 2023 Notes, plus any interest accrued upon such event of default or prior events of default (the “Default Amount”). Further, upon any event of default relating to the failure to issue shares of common stock upon the conversion of such notes, such notes become immediately due and payable in an amount equal to twice the Default Amount.

The total principal amount outstanding under the above Trillium financing agreements was $26,500 and accrued interest of $496 as of December 31, 2023. The total principal amount outstanding under the above JP Carey financing agreement was $5,500 and accrued interest of $259 as of December 31, 2023.

1800 Diagonal Lending LLC

On April 24, 2023, the Company entered into an 8% convertible note in the amount of $70,481 less legal and financing costs of $5,481 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest are payable on or before April 24, 2024. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 65% multiplied by the average three lowest trading price (representing a discount rate of 35%) during the previous 15 trading day trading day period ending on the latest complete trading day prior to the date of this note. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the above note together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 120% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay such notes. During the year ended December 31, 2023, principal of $70,481 were converted into 710,920,358 shares of common stock. The outstanding principal and accrued interest balance at December 31, 2023 was $0.

On April 24, 2023, the Company entered into a 13% promissory note in the amount of $75,180 less original issue discount of $8,055 and legal and financing costs of $2,125 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC. The Company failed to make the first installment payment due in June 2023 which was considered an event of default and accordingly such promissory note became a convertible note. Consequently, during the year ended December 31, 2023, the Company reclassed the remaining principal balance of $75,180 and the related unamortized debt discount from notes payable to a convertible notes payable (see Note 9). The outstanding principal and accrued interest balance at December 31, 2023 was $75,180 and $9,442, respectively.

Amortization of debt discount

For the year ended December 31, 2023 and 2022, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $292,186 and $456,265, respectively, which has been amortized and included in amortization of debt discount on the accompanying consolidated statements of operations.

Note 7 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock are recorded as a liability and are revalued at fair value at each reporting date. As of December 31, 2023 and 2022, total derivative liabilities amounted $434,515 (consist of derivative liability from convertible debt of $360,944 and derivative liability related to acquisition of Aphrodite’s Marketing $73,571) and $116,508 (consist of derivative liability from convertible debt of $108,594 and derivative liability related to acquisition of Aphrodite’s Marketing $7,914), respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The following is a roll forward for the years ended December 31, 2023 and 2022 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments

Balance at December 31, 2021	$978,232
Initial valuation of derivative liabilities included in debt discount	201,250
Initial valuation of derivative liabilities related to issuance of Series B and C Preferred Stock	37,706
Initial valuation of derivative liabilities included in derivative expense	(405,700)
Reclassification of derivative liabilities to gain from extinguishment of debt	(67,284)
Change in fair value of derivative liabilities	(627,696)
Balance at December 31, 2022	116,508
Initial valuation of derivative liabilities included in debt discount	264,405
Initial valuation of derivative liabilities included in derivative expense	592,300
Reclassification of derivative liabilities to gain from extinguishment of debt	(381,711)
Change in fair value of derivative liabilities	(156,987)
Balance at December 31, 2023	$434,515

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at December 31, 2023 and 2022 was $0.00015 and $0.005, respectively. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at December 31, 2023 and 2022 are indicated in the table that follows. The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

	Initial Valuations (on new derivative instruments entered into during the year ended December 31, 2022)	December 31, 2022
Volatility	150% to 219%	186%
Expected Remaining Term (in years)	0.08 to 1.00	0.08 to 0.78
Risk Free Interest Rate	0.52 to 4.05%	4.12 to 4.73%
Expected dividend yield	None	None

	Initial Valuations (on new derivative instruments entered into during the year ended December 31, 2023)	December 31, 2023
Volatility	662% to 713%	713%
Expected Remaining Term (in years)	0.08 to 1.00	0.08 to 0.84
Risk Free Interest Rate	4.79 to 5.76%	4.79 to 5.60%
Expected dividend yield	None	None

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 8 - Loans Payable

Trillium Partners LP

On June 16, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $12,500. The loan and accrued interest was due on December 31, 2020. Interest accrued at the rate of 10% per annum. The outstanding balances at December 31, 2021 was $12,500 with accrued interest of $1,928. In February 2022, principal of $12,500, accrued interest of $2,068, and conversion fees of $2,800 were converted into 43,421 shares of common stock. During the year ended December 31, 2022, the Company incurred additional interest expense of $31,024 from such conversion into common stock. As of December 31, 2023 and 2022, the principal balance and accrued interest is $0.

On September 14, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $12,250. The loan and accrued interest was due on March 14, 2021. Interest accrued at the rate of 10% per annum. The outstanding balances at December 31, 2021 was $12,250 with accrued interest of $1,225. In February 2022, principal of $12,250, accrued interest of $1,639, and conversion fees of $1,800 were converted into 78,446 shares of common stock. During the year ended December 31, 2022, the Company incurred additional interest expense of $68,755 from such conversion into common stock. As of December 31, 2023 and 2022, the principal balance and accrued interest is $0.

On September 18, 2020, the Company entered into a loan agreement with Trillium Partners LP in the amount of $15,000. The loan and accrued interest was due on March 18, 2021. Interest accrues at the rate of 10% per annum. The outstanding principal balance and accrued interst at December 31, 2021 was $15,000 and $1,927, respectively. In February 2022, principal of $15,000, accrued interest of $3,520, and conversion fees of $1,400 were converted into 74,801 shares of common stock. During the year ended December 31, 2022, the Company incurred additional interest expense of $61,445 from such conversion into common stock. As of December 31, 2023 and 2022, the principal balance and accrued interest is $0.

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrued at the rate of 3% per annum. As of December 31, 2022, the principal balance was $100,000. Accrued interest amounted to $4,340 at December 31, 2022. During the year ended December 31, 2023, the Company reclassed such loan to convertible note payable upon the receipt of a secured promissory note and an amendment to an advance agreement (see Note 6).

Note 9 - Notes Payable

Unsecured Notes Payable

Notes payable is summarized below:

	December 31, 2023	December 31, 2022

Principal amount	$812,000	$812,000
Less: current portion	(699,834)	(699,503)
Notes payable - long term portion	$112,166	$112,497

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2023	$698,880
Year ended December 31, 2024	6,720
Year ended December 31, 2025	6,720
Year ended December 31, 2026	6,720
Year ended December 31, 2027	6,720
Year ended December 31, 2028 and thereafter	86,240
Total principal payments	$812,000

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but was extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at December 31, 2022 was $114,800 with accrued interest of $11,195. During the year ended December 31, 2023, a total of $6,720 of installment payments were paid and applied against accrued interest. The outstanding balances at December 31, 2023 was $114,800 with accrued interest of $8,891.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble and is payable to Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. Between October 2021 and November 2021, the Company paid a total of $309,867 towards this promissory note. During the year ended December 31, 2023, the Company has repaid back $154,933 related to promissory note. As of December 31, 2023 and 2022, the outstanding balance is $697,200 for both periods. The Company negotiated with Mr. Donald Wilson to defer the installment payments in the future.

On April 13, 2022, the Company entered into a 12% promissory note in the amount of $127,400 less original issue discount of $13,650 and legal and financing costs of $3,750 for net proceeds of $110,000 with Sixth Street Lending, LLC. The principal and accrued interest is payable on or before April 13, 2023. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments each in the amount of $14,268.80 (a total payback to the Holder of $142,688). The first payment shall be due May 30, 2022 with nine (9) subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into shares of Common Stock. The conversion price shall mean 75% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date (representing a discount rate of 25%). For the year ended December 31, 2022, amortization of debt discounts related to this promissory note amounted to $17,400 which was amortized and included in amortization of debt discount on the accompanying consolidated statements of operations. During the year ended December 31, 2022, the Company has paid back in cash the principal amount of $63,700 related to this promissory note. In October 2022, the Company issued an aggregate of 1,783,600 shares of its common stock as a result of the conversion of principal of $63,700 and accrued interest of $7,644 and incurred additional interest expense of $17,836 for a total of $89,180. The outstanding principal balance and accrued interest at December 31, 2023 and 2022 was $0.

On April 24, 2023, the Company entered into a 13% promissory note in the amount of $75,180 less original issue discount of $8,055 and legal and financing costs of $2,125 for net proceeds of $65,000 with 1800 Diagonal Lending,

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

LLC. The principal and accrued interest is payable on or before April 24, 2024. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in 9 payments each in the amount of $9,550 (a total payback to the Holder of $85,953). The first payment shall be due June 15, 2023 with 8 subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into shares of Common Stock. The conversion price shall mean 60% multiplied by the lowest Trading Price for the Common Stock during the 20 Trading Days prior to the Conversion Date (representing a discount rate of 40%). Upon the occurrence of any event of defaults, the note shall be immediately due and payable in an amount equal to 150% default percentage multiplied by the sum of the outstanding principal balance plus accrued interest and default interest. Any failure to deliver the shares upon conversion following a default will result in a unilateral increase of the default percentage to 200%. The Company failed to make the first installment payment due in June 2023 which was considered an event of default and accordingly such promissory note became a convertible note. Consequently, during the year ended December 31, 2023, the Company reclassed the remaining principal balance of $75,180 and the related unamortized debt discount of $8,311 from note payable to a convertible note payable (see Note 6).

Secured Notes Payable

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

Additionally, the Company granted an aggregate of 83,333 warrant to purchase shares of the Company’s common stock in connection with the issuance of these secured promissory notes. The warrants have a term of 7 years from the date of grant and exercisable at an exercise price of $3.00 ($0.006 pre-split). The Company accounted for the warrants issued with these secured promissory notes by using the relative fair value method. The total debt discount from the relative fair value of the warrants of $162,387 using a Black-Scholes model with the following assumptions: stock price at valuation date of $3.00 based on the closing price of common stock at date of grant, exercise price of $3.00, dividend yield of zero, expected term of 7.00, a risk-free rate of 1.41%, and expected volatility of 482%.

During the year ended December 31, 2021, the Company repaid back $190,000 resulting to a remaining balance of $400,000 as of December 31, 2021. During the year ended December 31, 2022, the Company fully amortized the remaining debt discount of 61,075 which was included in amortization of debt discount on the accompanying consolidated statements of operations. During the year ended December 31, 2022, the Company repaid back $400,000 resulting to an outstanding balance of $0 as of December 31, 2022.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 10 - Related Party Transactions

Advances from Chief Executive Officer and Accrued Interest

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At December 31, 2023 and 2022, $364,753 and $142,854 was due to such officer, respectively. Interest expense was accrued at an interest rate of 5% at December 31, 2023. Interest expense incurred was $32,377 and $2,845 for the year ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2022, the CEO provided advances to the Company for working capital purposes of $190,000 and the Company repaid $192,493 of these advances. During the year ended December 31, 2023, the CEO provided advances to the Company for working capital purposes of $460,117 and the Company repaid $270,594 of these advances.

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

In April 2022, the Company accrued bonus compensation of $100,000 to the CEO. During the year ended December 31, 2023 and 2022, the Company repaid back $30 and $126,523 of accrued compensation to CEO, respectively. In June 2023, the Company issued 50,000,000 shares of common stock for accrued compensation - CEO and such 50,000,000 shares were subsequently returned to the Company by the CEO in September 2023. As of December 31, 2023 and 2022, accrued compensation - CEO amounted $542,822 and $319,640, respectively, as reflected in the consolidated balance sheets.

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

Consulting, Advertising, and Marketing Fees

The Company incurred consulting fees of $0 and $46,905 to an affiliated company owned by Mr. Donald Wilson during the year ended December 31, 2023 and 2022, respectively. Mr. Donald Wilson is one of the majority owners of the 49% of the Merger Sub, GearBubble Tech.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Loans Payable

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. Jonathan Foltz is one of the majority owners of the 49% in Acquisition Sub, Aphrodite’s Marketing. As of December 31, 2023 and 2022, the outstanding balance is $127,306 and $81,534, respectively.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. As of December 31, 2022, the outstanding balance is $608,500 including accrued interest of $77,718. As of December 31, 2023, the outstanding balance is $667,562 including accrued interest of $136,781.

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

Purchases and Accounts Payable

During the year ended December 31, 2023 and 2022, the Company, through the Company’s majority owned subsidiary, Aphrodite’s Marketing and GearBubble Tech, purchased inventory for a total of $108,412 and $213,828 from an affiliated company which was majority owned (50% interest) by the CEO of the Company. As of December 31, 2023 and 2022, accounts payable to this affiliated company amounted $120,926 and $110,285 ($59,542 and $55,054 were included in current liabilities of discontinued operations), respectively. In March 2024, the CEO of the Company sold his 50% interest in this affiliated company. Additionally, in March 2024, the CEO of the Company paid the outstanding balance of $59,542 to such affiliated company and shall be recorded as an advance by the CEO to the Company (see Note 15).

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

Operating Lease Agreements

The Company leased retail space at two different locations. The term of the first lease which is located in Closter, New Jersey is for a ten-year period from July 2014 to April 2024 starting with a monthly base rent of $1,200. The base rent is subject to an annual increase as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. The second lease which is located in Atlantic City, New Jersey had a contingent rental based on 10% of sales and such lease ended in September 2023. Contingent rentals were not included in operating lease liabilities.

The Company’s leases generally do not provide an implicit rate, and therefore the Company used its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rate of 10% as of January 1, 2019 for operating leases that commenced prior to that date. The Company

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings.

In March 2023, the Company leases another retail space which is located in Marmora, New Jersey. The term of the first lease is for a five-year period from March 2023 to February 2028 starting with a monthly base rent of $1,900. The base rent is subject to an annual increase as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. The Company recorded right-of-use assets and operating lease liabilities of $89,830 related to this lease agreement. The Company used an incremental borrowing rate of 8% during the year ended December 31, 2023. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings.

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

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the unaudited consolidated balance sheet as of December 31, 2023:

Year 2024	$29,460
Year 2025	23,370
Year 2026	23,484
Year 2027	20,842
Year 2028	4,032
Total minimum lease payments	101,187
Less amounts representing interest	(14,186)
Present value of net minimum lease payments	87,001
Less current portion	(23,605)
Long-term capital lease obligation	$63,396

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

DECEMBER 31, 2023 AND 2022

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 1,000,000 post-split shares (500,000,000 pre-split shares) of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. As of December 31, 2021, the Company did not meet the prerequisite related to the effectiveness of an S-8 Registration Statement. As of September 30, 2022, the Company met the prerequisite related to the effectiveness of an S-8 Registration Statement. The 1,000,000 post-split shares (500,000,000 pre-split shares) of common stock have not been issued to the CEO and have been recorded as common stock issuable as of December 31, 2023 and 2022.

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

Conversion. The Series A Preferred stock in non-convertible.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

As of December 31, 2023 and 2022, there were 75 shares of Series A Preferred Stock issued and outstanding. The Company’s CEO owns 75 shares of shares of the Series A Preferred Stock.

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

As of December 31, 2023 and 2022, there were 3,000 shares of Series B Convertible Preferred Stock issued and outstanding.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023 and 2022, there were no shares of Series C Convertible Preferred Stock issued and outstanding.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

In April 2022, the Company sold an aggregate of 825,000 shares of Series D Convertible Preferred Stock for total net proceeds of $740,000 after deducting legal and financing cost of $10,000 or approximately $0.90 per share. Additionally, the Company granted an aggregate of 1,500,000 warrants to purchase shares of the Company’s common stock in connection with the issuance of the sale of these Series D Convertible Preferred Stock. The warrants have a term of 7 years from the date of grant and exercisable at an exercise price of $0.25 ($0.0005 pre-split) subject to adjustment such as stock dividends, stock splits, and dilutive issuances. Whenever on or after the date of issuance of this warrant, the Company issues or sells, or in for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the exercise price on the date of issuance (a “Dilutive Issuance”), then immediately upon the Dilutive Issuance, the Exercise Price will be reduced to the greater of: (i) the price per share received by the Company upon such Dilutive Issuance; and (ii) $0.25 ($0.0005 pre-split). In connection with the issuance of these Series D Convertible Preferred Stock and stock warrants, the Company recognized deemed dividend of $740,000 upon issuance during the year ended December 31, 2022.

Between July 2022 and August 2022, the Company received a notice of conversion from two holders in the aggregate of 245,000 shares of Series D Convertible Preferred Stock and related accrued dividends of $5,610 converting into 1,002,440 shares of the Company’s common stock.

In October 2022, the fixed conversion price of the Series D Convertible Preferred Stock was adjusted from $0.25 to $0.10 ($0.0005 to $0.0002 pre-split) due to the subsequent sale of the Company’s common stock at $0.10 ($0.0002 pre split) per share in October 2022. In connection with the decrease in conversion price of the Series D Convertible Preferred Stock, the Company recognized deemed dividend of 1,291,500 during the year ended December 31, 2022.

In October 2022, the Company received a notice of conversion from two holders in the aggregate of 161,000 shares of Series D Convertible Preferred Stock and related accrued dividends of $3,420 converting into 1,644,202 shares of the Company’s common stock.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

In July 2023, the Company received a notice of conversion from a Series D Preferred Stockholder related to accrued dividends of $1,275 converting into 3,642,857 shares of the Company’s common stock. In connection with the decrease in conversion price of the Series D Convertible Preferred Stock, the Company recognized deemed dividend of 7,623 upon conversion during the year ended December 31, 2023.

Between October 2023 and December 2023, the Company received notice of conversions from Series D Preferred Stockholders related to conversion of 36,034 Series D Preferred shares and accrued dividends of $1,103 converting into 311,682,456 shares of the Company’s common stock and common stock issuable of 63,575,052 shares which was issued in February 2024. In connection with the decrease in conversion price of the Series D Convertible Preferred Stock, the Company recognized deemed dividend of 85,668 upon conversion during the year ended December 31, 2023.

As of December 31, 2023 and 2022, there were 920,966 and 1,274,000 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

Certificate of Designation of Series E 3% Preferred Stock

On March 24, 2023, the Company filed a Certificate of Designation for Series E Preferred Stock with the Wyoming Secretary of State, designating 2,500,000 shares of preferred stock as Series E Preferred Stock.

Designation. The Company has designated 2,500,000 shares of preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a par value of $0.00001 per share and a stated value of $2.00 (the “Stated Value”).

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

Mandatory Redemption by the Company. On the date which is the earlier of: (i) December 31, 2023; and (ii) upon the occurrence of an Event of Default (i) or (ii), the Mandatory Redemption Date (December 31, 2023) the Company shall redeem all of the shares of Series E Preferred Stock of the Holders. Within five (5) days of the Mandatory Redemption Date, the Company shall make payment to each Holder of an amount in cash, or kind, equal to (i) the total number of Series E Preferred Stock held by the applicable Holder, multiplied by (ii) the then current Stated Value (including but not limited to the addition of any accrued, unpaid dividends and the Default Adjustment, if applicable) (the “Mandatory Redemption Amount”). The value of any payment in kind shall be as agreed between the Company and respective the Holder.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023, there were 317,000 shares of Series E Preferred Stock issued and outstanding and were not redeemed on December 31, 2023. The Series E preferred shares are mandatorily redeemable by the Company and are therefore classified as a liability for $634,000 at $2.00 stated value as reflected in the consolidated balance sheet. Additionally, the Company recognized a loss on exchange of preferred shares of $317,000 due to the failure to redeem the Series E Preferred on December 31, 2023 as reflected in the consolidated statements of operations

Dividends on Preferred Stock

During the year ended December 31, 2023 and 2022, the Company recognized dividends related to the Series B, C, and D Convertible Preferred Stock amounted $105,832 and $32,198, respectively as reflected in the consolidated statements of stockholders’ deficit.

As of December 31, 2023 and 2022, accrued dividends related to the Series B, C, and D Convertible Preferred Stock amounted $76,011 and $32,198, respectively and was included in accounts payable and accrued liabilities as reflected in the consolidated balance sheets.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

During the year ended December 31, 2023

Common Stock for Debt Conversion

Between April 2023 and June 2023, the Company issued 11,751,753 shares of its common stock at an average contractual conversion price of approximately $0.0018 as a result of the conversion of principal of $21,858 underlying certain outstanding convertible notes converted during such period.

Between July 2023 and September 2023, the Company issued 136,746,273 shares of its common stock at an average contractual conversion price of approximately $0.0003 as a result of the conversion of principal of $37,630 underlying certain outstanding convertible notes converted during such period.

Between October 2023 and December 2023, the Company issued 1,625,486,444 shares of its common stock at an average contractual conversion price of approximately $0.0001 as a result of the conversion of principal of $96,325 and accrued interest of $4,150 underlying certain outstanding convertible notes converted during such period.

Common Stock for Preferred Stock Conversion

In July 2023, the Company received a notice of conversion from a Series D Preferred Stockholder related to accrued dividends of $1,275 converting into 3,642,857 shares of the Company’s common stock. In connection with the decrease in conversion price of the Series D Convertible Preferred Stock, the Company recognized deemed dividend of 7,623 upon conversion during the year ended December 31, 2023.

Between October 2023 and December 2023, the Company received notice of conversions from Series D Preferred Stockholders related to conversion of 36,034 Series D Preferred shares and accrued dividends of $1,103 converting into 311,682,456 shares of the Company’s common stock and common stock issuable of 63,575,052 shares which was issued in February 2024. In connection with the decrease in conversion price of the Series D Convertible Preferred Stock, the Company recognized deemed dividend of 85,668 upon conversion during the year ended December 31, 2023.

Return of Common Stock

In June 2023, the Company issued 50,000,000 shares of its common stock to the CEO for accrued compensation and such 50,000,000 shares were subsequently returned to the Company by the CEO in September 2023. Accordingly, no value was recorded due to the return of the shares during the year ended December 31, 2023.

During the year ended December 31, 2022

Common Stock for Cash

In October 2022, the Company sold an aggregate of 893,608 shares of Common Stock to various investors for total proceeds of $89,361 or approximately $0.10 ($0.0002 pre-split) per share.

Common Stock for Debt Conversion

From January 2022 through March 2022, the Company issued an aggregate of 2,628,686 shares of its common stock at an average contractual conversion price of approximately $0.50 ($0.001 pre-split) as a result of the conversion of principal, accrued interest, conversion fees of $1,229,018 and incurred additional interest expense of $842,435 for a total of $2,071,453 underlying certain outstanding convertible notes converted during such period.

In February 2022, the Company issued an aggregate of 196,668 shares of its common stock at an average conversion price of approximately $1.00 ($0.002 pre-split) as a result of the conversion of principal, accrued interest and conversion fees of $52,978 and incurred additional interest expense of $161,225 for a total of $214,203 underlying certain outstanding loans payable converted during such period. The 196,668 shares of common stock had a fair value of $214,203, or $1.00 per share, based on the quoted trading price on the date of grant.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

From April 2022 through May 2022, the Company issued an aggregate of 464,159 shares of its common stock at an average contractual conversion price of approximately $0.20 ($0.0004 pre-split) as a result of the conversion of principal of $108,750 and accrued interest of $4,350 for a total of $113,100 underlying certain outstanding convertible notes converted during such period.

In September 2022, the Company issued an aggregate of 832,000 shares of its common stock at an average contractual conversion price of approximately $0.10 ($0.0002 pre-split) as a result of the conversion of principal of $80,000 and accrued interest of $3,200 for a total of $83,200 underlying certain outstanding convertible notes converted during such period.

In October 2022, the Company issued an aggregate of 1,783,600 shares of its common stock as a result of the conversion of principal of $63,700 and accrued interest $7,644 on a notes payable issued on April 13, 2022 and incurred additional interest expense of $17,836 for a total of $89,180. The 1,783,600 shares of common stock had a fair value of $89,180, or $0.05 ($0.0001 pre-split) per share, based on the quoted trading price on the date of grant.

Common Stock for Services

In July 2022, the Company issued 25,714 shares of its common stock to a consultant for services rendered. The Company issued 25,714 shares of the Company’s common stock valued at approximately $0.30 ($0.0006 pre-split) per share or $9,000, being the closing price of the stock on the date of grant to such consultant.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2021	1,596,483	$1.00	4.26
Granted	1,500,000	0.25	7.00
Exercised	(500)	0.50	2.40
Balance at December 31, 2022	3,095,983	$0.70	4.71
Granted	29,500,000	0.0005	7.00
Exercised	-	-	-
Balance at December 31, 2023	32,595,983	$0.07	6.53
Warrants exercisable at December 31, 2023	32,595,983	$0.07	6.53

At December 31, 2023, the aggregate intrinsic value of warrants outstanding was $0.

In April 2022, a warrant holder elected to exercise 500 warrants by cashless exercise and converted into 109,000 common stock pursuant to the terms of the stock warrant agreement whereby the exercise price was subject to adjustment under an anti-dilution provision. Such warrants were granted in November 2019 and were issued in connection with a convertible note. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $878 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants for the year ended December 31, 2022.

In April 2022, the Company sold an aggregate of 825,000 shares of Series D Convertible Preferred Stock for total net proceeds of $740,000 after deducting legal and financing cost of $10,000 or approximately $0.90 per share. Additionally, the Company granted an aggregate of 1,500,000 warrants to purchase shares of the Company’s common

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

stock in connection with the issuance of the sale of these Series D Convertible Preferred Stock. The warrants have a term of 7 years from the date of grant and exercisable at an exercise price of $0.25 ($0.0005 pre-split) subject to adjustment such as stock dividends, stock splits, and dilutive issuances. Whenever on or after the date of issuance of this warrant, the Company issues or sells, or in for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the exercise price on the date of issuance (a “Dilutive Issuance”), then immediately upon the Dilutive Issuance, the Exercise Price will be reduced to the greater of: (i) the price per share received by the Company upon such Dilutive Issuance; and (ii) $0.25 ($0.0005 pre-split).

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

In connection with a convertible note dated October 26, 2023, the Company issued an aggregate of 8,500,000 warrants to purchase common stock to such lender immediately exercisable at an initial exercise price of $0.0003 per share (subject to certain adjustments such as stock split, dividend, subsequent issuance of rights or options, subsequent convertible securities offering, consolidation or merger and pro-rata distribution) with an expiry date of October 26, 2030. The Company accounted for the 8,500,000 warrants issued with this note by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $3,500 using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.0007 based on the closing price of common stock at date of grant, exercise price of $0.0003, dividend yield of zero, expected term of 7.00, a risk-free rate of 4.89%, and expected volatility of 451%.

In connection with a convertible note dated December 18, 2023, the Company issued an aggregate of 12,500,000 warrants to purchase common stock to such lender immediately exercisable at an initial exercise price of $0.00005 per share (subject to certain adjustments such as stock split, dividend, subsequent issuance of rights or options, subsequent convertible securities offering, consolidation or merger and pro-rata distribution) with an expiry date of December 18, 2030. The Company accounted for the 12,500,000 warrants issued with this note by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $2,083 using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.00002 based on the closing price of common stock at date of grant, exercise price of $0.00005, dividend yield of zero, expected term of 7.00, a risk-free rate of 3.88%, and expected volatility of 451%.

Note 13 - Discontinued Operations

Aphrodite’s Marketing, Inc.

In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. The Company is currently in negotiation with a potential buyer and has entered into a Letter of Intent in March 2024. Currently, no formal agreement or purchase agreement has been executed. Accordingly, Aphrodite’s Marketing’s business are characterized as discontinued operations in these consolidated financial statements. The assets and liabilities of Aphrodite’s Marketing has been presented separately in the consolidated balance sheet as discontinued operations and reported in accordance with the applicable accounting standards, ASC 205-20 “Discontinued Operations”.  Similarly, the operating results and cash flows of discontinued operations are separately stated in those respective consolidated financial statements. All prior year amounts from discontinued operations have been reclassified for consistency with the current year presentation. Set forth below are the results of operations for Aphrodite’s Marketing for:

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

	Years Ended December 31,
	2023	2022
Revenues	$949,203	$4,621,062
Cost of goods sold	343,386	1,387,185
Gross margin	605,817	3,233,877

Operating expenses:
Selling and marketing expenses	608,140	3,014,059
Professional and consulting expenses	269,053	745,882
Compensation and related expenses	500	305,965
Impairment expense	4,054,341	-
General and administrative expenses	328,299	479,105
Total operating expenses	5,260,333	4,545,011

Operating loss	(4,654,516)	(1,311,134)

Other (income) expense
Interest expense	328,776	298,309
Other income, net	(228,739)	22,345
Total other (income) expense	100,037	320,654

Net loss from discontinued operations (before non-controlling interest)	(4,754,553)	(1,631,788)

Assets and liabilities of Aphrodite’s Marketing included:

	December 31, 2023	December 31, 2022
Current assets:
Cash	$-	$90,741
Inventory	-	1,151,505
Total current assets of discontinued operations	-	1,242,246

Long-term assets:
Intangible assets, net	-	269,319
Goodwill	-	2,900,270
Total long-term assets of discontinued operations	-	3,169,589

Current liabilities:
Accounts payable and accrued liabilities	$975,721	$1,137,782
Notes payable - current portion (see details below)	1,805	3,001
Loans and advances payable including accrued interest (see details below)	1,415,843	972,089
Total current liabilities of discontinued operations	2,393,369	2,112,872

Note payable - long-term liabilities of discontinued operations (see details below)	148,196	146,999

Working capital deficit	(2,393,369)	(870,626)

The above loans and advances payable of Aphrodite’s Marketing consisted of the following:

	December 31, 2023	December 31, 2022
Principal amount	$880,822	$739,613
Accrued interest	535,021	232,476
Loans and advances payable	$1,415,843	$972,089

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Clear Finance Technology Corporation (“Clearbanc”)

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Clearbanc, an e-commerce platform provider. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $227,517 with Clearbanc. During the year ended December 31, 2021, the Company received $526,620 and repaid back $577,507 related to this capital advance agreement. The loan or advance is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $200,930 including accrued interest of $24,300. During the year ended December 31, 2022, the Company received $297,500 and repaid back $498,430 related to this capital advance agreement. As of December 31, 2023 and 2022, the outstanding balance is $0.

Shopify

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Shopify, an e-commerce platform provider with a remittance rate of 7%. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $359,774 with Shopify. During the year ended December 31, 2021, the Company received $133,202 and repaid back $472,384 related to this capital advance agreement. The loan or advance is non-interest bearing, due on demand and were secured by all of the assets of Aphrodite’s Marketing. As of December 31, 2021, the outstanding balance is $30,592 including accrued interest of $10,000. During the year ended December 31, 2022, the Company received $196,100 and repaid back $226,692 related to this capital advance agreement.

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a merchant loan agreement with Shopify, an e-commerce platform provider with a daily remittance rate of 17% for a loan amount of $36,160. During the year ended December 31, 2023, the Company has received $32,000 (net of debt cost of $4,160 which was amortized immediately to interest expense) and repaid back $1,698 related to this merchant loan agreement. The loan or advance is non-interest bearing, due on demand and are secured by all of the assets of Aphrodite’s Marketing. As of December 31, 2023 and 2022, the outstanding balance is $34,462 and $0, respectively.

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $75,500 with Jonathan Foltz. During the year ended December 31, 2021, the Company received $31,636 and repaid back $25,000 related to this loan. The loan is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $82,136. During the year ended December 31, 2022, the Company received $90,150 and repaid back $25,239 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide (see below) has assumed $65,513 of this loan. During the year ended December 31, 2023, the Company received $68,016 and repaid back $22,244 related to this loan. As of December 31, 2023 and 2022, the outstanding balance is $127,306 and $81,534, respectively.

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $545,720 with Nationwide. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. During the year ended December 31, 2021, the Company repaid back $30,000 related to this loan. As of December 31, 2021, the outstanding balance is $573,750 including accrued interest of $58,030. During the year ended December 31, 2022, the Company repaid back $150,000 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide has assumed a total of $106,000 of loans related to Digital Age Business and Jonathan Foltz (see above). As of December 31, 2022, the outstanding balance is $608,500 including accrued interest of $77,718. As of December 31, 2023, the outstanding balance is $667,562 including accrued interest of $137,813.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Digital Age Business

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Digital Age Business. Jonathan Foltz is the President and CEO of Digital Age Business. The loan is non-interest bearing and due on demand. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $113,500 with Digital Age Business. During the year ended December 31, 2021, the Company repaid back $71,013 related to this loan. As of December 31, 2021, the outstanding balance is $42,487. During the year ended December 31, 2022, the Company repaid back $2,000 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide (see below) has assumed $40,487 of this loan. As of December 31, 2023 and 2022, the outstanding balance is $0.

Amazon Capital Services, Inc.

In July 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a loan agreement with Amazon Capital Services, Inc. (“Amazon”) for a loan amount of $64,000. The loan bears an annual interest rate of 12% and has a loan term of 6 months from date of the loan. During the year ended December 31, 2022, the Company repaid back $55,531 related to this loan. As of December 31, 2022, the outstanding balance is $11,001 including accrued interest of $2,532. As of December 31, 2023, the Company fully repaid back $11,085 related to this loan and the outstanding balance is $0.

Bluevine Capital, Inc.

In August 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Bluevine Capital, Inc. (“Bluevine”) for up to a loan amount of $200,000. The loan bears weekly interest rate of 0.54% and an upfront fee of 1.6% which were deducted from the loan amount. The loans are repaid in 26 weekly installments from the date of the loan.  During the year ended December 31, 2022, the Company has drawn a total loan of $200,000 and repaid back $112,412. As of December 31, 2022, the outstanding balance is $87,588. During the year ended December 31, 2023, the Company has drawn a total loan of $75,000 and repaid back $93,606. As of December 31, 2023, the outstanding balance is $85,631.

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

During the year ended December 31, 2023, interest expense incurred related to these advances amounted to $95,703 and repaid back $29,000. As of December 31, 2023 and 2022, the total outstanding balance is $157,274 and $58,533, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

During the year ended December 31, 2023, repaid back $100,998 related to this loan. During the year ended December 31, 2023, interest expense incurred related to this advance amounted to $45,308. As of December 31, 2023, the outstanding balance is $69,243.

Parkside Funding Group LLC

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a purchase and sale of future receipt agreement with Parkside Funding Group LLC. Under the agreement, the Company sold an aggregate of $217,500 in future receipt or receivables for a purchase amount of $150,000. The aggregate principal amount is payable in daily instalments of $1,977 until such time that the obligation is fully satisfied for approximately 4 months. This loan is guaranteed by the CEO of the Company and Jonathan Foltz. During the year ended December 31, 2023, the Company received $142,500 (net of debt cost fee of $7,500 which was amortized immediately to interest expense) and repaid back $68,046 related to this loan. During the year ended December 31, 2023, interest expense incurred related to this loan amounted to $67,501. As of December 31, 2023, the outstanding balance is $149,455.

Marcus by Goldman Sachs

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Marcus by Goldman Sachs (“Marcus”) for up to a loan amount of $125,000. The loan bears an annual interest rate of 9.99%. The amount due is 2% of the principal balance plus any fees and amounts that weren’t paid during the prior statement periods. During the repayment period, the amount due is the total outstanding balance at the end of the draw period divided into 26 equal payments that, if made in-full and on-time, bring the balance to zero over the next year. During the year ended December 31, 2023, the Company has drawn a total loan of $136,049 and repaid back $16,517. During the year ended December 31, 2023, interest expense incurred related to this loan amounted to $5,380. As of December 31, 2023, the outstanding balance is $124,912.

Note Payable

The above note payable of Aphrodite’s Marketing consisted of the following:

	December 31, 2023	December 31, 2022
Principal amount	$150,000	$150,000
Less: current portion	(1,805)	(3,001)
Notes payable - long term portion	$148,196	$146,999

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2024	$29,460
Year ended December 31, 2025	23,370
Year ended December 31, 2026	23,484
Year ended December 31, 2027	20,842
Year ended December 31, 2028	87,001
Year ended December 31, 2029 and thereafter	(23,605)
Total principal payments	$63,396

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $150,000 related to this SBA Loan. Pursuant to the SBA Loan Agreement, the Company received an advance of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrues from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. The outstanding balance at December 31, 2022 was $150,000 with accrued interest of $14,627.  During the year ended December 31, 2023, the Company did not pay the installment payments. The outstanding balance at December 31, 2023 was $150,000 with accrued interest of $20,550.

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

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$3,007,556	$2,141,771
Deferred compensation	141,134	83,106
Deferred tax asset	3,148,690	2,224,877
Less valuation allowance	(3,148,690)	(2,224,877)

Deferred tax asset, net	$-	$-

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

A reconciliation of the income tax (benefit) provision for the years ended December 31, 2023 and 2022 to the income tax (benefit) provision recognized in the financial statements is as follows:

	December 31, 2023	December 31, 2022
U.S. statutory federal rate	21%	21%
State income tax rate, net of federal benefit	5%	6%
Change in valuation allowance	(26%)	(27%)

Effective tax rate	-	-

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

The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2023 and 2022 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $923,813 in fiscal 2023. The potential tax benefit arising from the loss carryforward of approximately $4,474,000 accumulated through December 31, 2017 will expire in 2037 and the fiscal 2018 through 2023 net operating loss carryforward of approximately $7,093,732 may be carried forward indefinitely.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes or business changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2021, 2022 and 2023 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

Note 15 - Subsequent Events

In February 2024, the Company issued 291,836,957 shares of its common stock at an average contractual conversion price of approximately $0.0001 as a result of the conversion of principal of $13,670 and accrued interest of $2,332 underlying certain outstanding convertible notes converted during such period.

Between January 2024 to March 2024, the Company received notice of conversions from Series D Preferred Stockholders related to conversion of 24,700 Series D Preferred shares and accrued dividends of $307 converting into 441,288,093 shares of the Company’s common stock. In connection with the decrease in conversion price of the Series D Convertible Preferred Stock, the Company recognized deemed dividend of $24,501 upon conversion.

Advances from Chief Executive Officer

In March 2024, the CEO of the Company sold his interest ownership (50%) in a certain affiliated company whom the Company purchased inventories in year 2022 and 2023 (see Note 10) for a purchase price of $153,958. Such purchase price will be paid directly to a vendor or supplier of the Company’s majority owned subsidiary, Aphrodite’s Marketing. Consequently, the payment of Aphrodite’s Marketing’s accounts payable is considered an advance to the Company by the CEO. Additionally, in March 2024, the CEO of the Company paid the outstanding balance of $59,542 to such affiliated company (see Note 10) and shall be recorded as an advance by the CEO to the Company.