Form 10-Q
period 2024-03-31
Bergio International, Inc.
filed 2024-05-14
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 10, 2024 there were 2,898,329,407 shares outstanding of the registrant’s common stock.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS:

Current assets:
Cash	$50,991	$151,553
Accounts receivable	4,091	19,433
Inventory	1,436,286	1,516,990
Prepaid expenses and other current assets	3,610	1,900
Total current assets	1,494,978	1,689,876

Property and equipment, net	14,667	19,037
Goodwill	2,780,897	2,780,897
Operating lease right of use assets	77,985	87,001
Investment in unconsolidated affiliate	8,082	6,603

Total Assets	$4,376,609	$4,583,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable and accrued liabilities	$936,919	$860,908
Bank overdraft	4,979	-
Accrued compensation - CEO	600,299	542,822
Notes payable - current portion, net of debt discount	699,338	699,834
Convertible notes payable, net of debt discount	100,136	87,084
Mandatorily redeemable Preferred Stock Series E - $2.00 stated value, 2,500,000 shares designated and authorized, 317,000 and none issued and outstanding at March 31, 2024 and December 31, 2023, respectively	634,000	634,000
Advances from CEO and accrued interest	632,839	364,753
Derivative liability - convertible debt	336,690	360,944
Derivative liability - acquisition	51,910	73,571
Operating lease liabilities - current	19,122	23,605
Current liabilities of discontinued operations	2,203,945	2,393,369
Total current liabilities	6,220,177	6,040,890

Long-term liabilities:
Notes payable - long-term	112,662	112,166
Operating lease liabilities - long-term	58,863	63,396
Long-term liabilities of discontinued operations	144,627	148,196
Total long term liabilities	316,152	323,758

Total Liabilities	6,536,329	6,364,648

Commitments and contingencies	-	-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- CONTINUED -

	March 31, 2024	December 31, 2023
	(Unaudited)
Stockholders’ (deficit) equity
Preferred stock 10,000,000 shares authorized Series A preferred stock - $0.001 par value, 75 shares authorized, 75 and 75 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and 3,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively ($100 per share liquidation value)	-	-
Convertible Series D preferred stock - $0.00001 par value, 2,500,000 shares authorized, 896,266 and 920,966 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively ($1.00 per share liquidation value)	9	10
Common stock, $0.00001 par value; 25,000,000,000 shares authorized, 2,898,329,407 and 2,101,629,305 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	28,983	21,016
Common stock issuable (1,000,000 and 64,575,052 shares as of March 31, 2024 and December 31, 2023, respectively)	10	646
Additional paid-in capital	26,178,074	26,105,389
Accumulated deficit	(24,128,545)	(23,769,761)
Total Bergio International, Inc. stockholders’ equity	2,078,531	2,357,300

Non-controlling interest in subsidiaries	(4,238,251)	(4,138,534)

Total Stockholders’ deficit	(2,159,720)	(1,781,234)

Total Liabilities and Stockholders’ Deficit Equity	$4,376,609	$4,583,414

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Net revenues	$624,855	$930,586

Cost of revenues	440,244	588,998

Gross profit	184,611	341,588

Operating expenses:
Selling and marketing expenses	18,159	31,024
Professional and consulting expenses	281,156	310,081
Compensation and related expenses	133,692	168,006
General and administrative expenses	97,047	138,008
Total operating expenses	530,054	647,119

Loss from operations	(345,443)	(305,531)

Other income (expenses)
Interest expense	(19,894)	(25,234)
Amortization of debt discount	(26,722)	(19,541)
Loss from foreign currency transactions	(403)	(15)
Change in fair value of derivative liabilities	26,491	(136,151)
Interest income	1	-
Other income	1,479	-
Gain from extinguishment of debt, net	19,424	-
Total other income (expenses), net	376	(180,941)

Loss before provision for income taxes	(345,067)	(486,472)

Provision for income taxes	-	-

Loss from continuing operations	(345,067)	(486,472)

Loss before non-controlling interest from continuing operations	(345,067)	(486,472)
Loss before non-controlling interest from discontinued operations	(13,077)	(495,503)

Net loss	$(358,144)	$(981,975)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

- CONTINUED -

	For the Three Months Ended March 31,
	2024	2023

Less: Losses attributable to non-controlling interest from continuing operations	$(93,308)	$(81,682)
Less: Losses attributable to non-controlling interest from discontinued operations	(6,408)	(233,238)

Losses attributable to non-controlling interest	(99,716)	(314,920)

Net loss attributable to Bergio International, Inc. from continuing operations	(251,759)	(404,790)
Net loss attributable to Bergio International, Inc. from discontinued operations	(6,669)	(262,265)

Net loss attributable to Bergio International, Inc.	(258,428)	(667,055)

Deemed dividend	(63,706)	-

Net loss available to Bergio International, Inc. common stockholders	$(322,134)	$(667,055)

Net loss per common share: basic and diluted
Continuing operations	(0.00)	(0.03)
Discontinued operations	(0.00)	(0.02)
Net loss per common share	$(0.00)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	2,602,979,442	12,319,522

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	75	$-	3,000	$-	1,274,000	$13	12,316,954	$123	1,000,000	$10	$26,102,888	$(19,605,358)	$(1,545,389)	$4,952,287

Series D preferred stock exchange for Series E preferred stock	-	-	-	-	(317,000)	(3)	-	-	-	-	3	-	-	-
Reclassification of Series E preferred stock to mezzanine debt	-	-	-	-	-	-	-	-	-	-	(317,000)	-	-	(317,000)
Fractional shares due to 1:500 reverse stock split	-	-	-	-	-	-	2,568	-	-	-	-	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(10,903)	-	(10,903)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(667,055)	(314,920)	(981,975)
Balance, March 31, 2023	75	-	3,000	-	957,000	10	12,319,522	123	1,000,000	10	25,785,891	(20,283,316)	(1,860,309)	3,642,409

Balance, December 31, 2023	75	-	3,000	-	920,000	10	2,101,629,305	21,016	64,575,052	646	26,105,389	(23,769,761)	(4,138,534)	(1,781,234)

Issuance of common stock for common stock issuable	-	-	-	-	-	-	63,575,052	636	(63,575,052)	(636)	-	-	-	-
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	291,836,957	2,918	-	-	13,084	-	-	16,002
Issuance of common stock for conversion of Series D preferred stock accrued dividends	-	-	-	-	(24,700)	(1)	441,288,093	4,413	-	-	59,601	(63,706)	-	307
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(36,651)	-	(36,651)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(258,428)	(998,716)	(358,144)
Balance, March 31, 2024	75	$-	3,000	$-	896,266	$9	2,898,329,407	$28,983	1,000,000	$10	$26,178,074	$(24,128,545)	$(4,238,251)	$(2,159,720)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Bergio International, Inc. from continuing operations	$(251,759)	$(404,790)
Adjustments to reconcile net loss to net cash used in operating activities - continuing operations
Non-controlling interest in subsidiaries	(93,308)	(81,682)
Depreciation expense	4,370	9,781
Amortization of debt discount	26,722	19,541
Change in fair value of derivative liabilities	(26,491)	136,151
Gain from extinguishment of debt	(19,424)	-
Amortization of right of use assets	9,016	4,225
Change in operating assets and liabilities:
Accounts receivable	15,342	(40,078)
Inventory	80,704	30,723
Prepaid expenses and other current assets	(1,710)	(1,900)
Investment in unconsolidated affiliate	(1,479)	-
Accounts payable and accrued liabilities	53,890	(153,421)
Bank overdraft	4,979	(11,582)
Accrued compensation - CEO	57,477	29,624
Operating lease obligations	(9,016)	(4,225)
NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(150,687)	(467,633)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(206,070)	(98,122)
TOTAL NET CASH USED IN OPERATING ACTIVITIES	(356,757)	(565,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,900)
NET CASH USED IN INVESTING ACTIVITIES	-	(4,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (payments to) Chief Executive Officer, net	256,195	112,375
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	256,195	112,375
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	-	198,745
TOTAL NET CASH PROVIDED BY FINANCING ACTIVITIES	256,195	311,120

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(100,562)	(259,535)
CASH AND CASH EQUIVALENTS - beginning of year	151,553	373,507
CASH AND CASH EQUIVALENTS - end of year	$50,991	$113,972

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt, loans payable, and accrued interest	$13,670	$-
Issuance of common stock issued for accrued dividends	$307	$-
Deemed dividend upon conversion of Series D preferred stock and accrued dividends	$63,706	$-
Initial amount of ROU asset and related liability	$-	$89,830

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

As further described in Note 12, the Company presently expects to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing due to declining revenues and is continually operating at loss. The Company is in negotiation with a potential buyer and has entered into a letter of intent in March 2024. Currently, no formal agreement or purchase agreement has been executed. Accordingly, Aphrodite’s Marketing’s business is characterized as Discontinued

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Operations in these condensed consolidated financial statements.  The assets and liabilities of Aphrodite’s Marketing have been presented separately in the Condensed Consolidated Balance Sheet as discontinued operations.  Similarly, the operating results and cash flows of discontinued operations are separately stated in those respective condensed consolidated financial statements. All prior year amounts from discontinued operations have been reclassified for consistency with the current year presentation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of March 31, 2024. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and footnotes thereto included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 (the “Annual Report”). The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

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

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of March 31, 2024 and December 31, 2023, the Company recorded a non-controlling interest balance of $(4,238,251) and $(4,138,534), respectively, in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying unaudited condensed consolidated balance sheet and losses attributable to non-controlling interest of $99,716 and $314,920 during the three months ended March 31, 2024 and 2023, respectively as reflected in the accompanying unaudited condensed consolidated statements of operations.

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Bergio International, Inc. and cash used in operations of $258,428 and $356,757, respectively, for the three months ended March 31, 2024. Additionally, the Company had an accumulated deficit of approximately $24.1 million and working capital deficit of approximately $4.7 million at March 31, 2024. These factors raise

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations.

These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly-owned and majority owned subsidiaries as of March 31, 2024. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the three months ended March 31, 2024 and 2023 include the estimates of useful lives of property and equipment, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the fair value of warrants issued with debt, the valuation allowance on deferred tax assets, and stock-based compensation.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions, and third-party e-commerce platform fees and selling fees. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $18,159 and $31,024 for the three months ended March 31, 2024 and 2023, respectively, and are included in selling and marketing expenses on the unaudited condensed consolidated statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in selling and marketing expenses as incurred.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2024. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

years, and interim periods within those fiscal years, beginning after December 15, 2019. Upon adoption, this guidance did not have a material impact on its unaudited condensed consolidated financial statements.

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at:

	March 31, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$-	$-	$388,600	$-	$-	$434,515

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at March 31, 2024 and December 31, 2023. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At March 31, 2024 and December 31, 2023, the Company did not have cash in excess of FDIC limits.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of March 31, 2024 and December 31, 2023, the allowance for doubtful accounts was $0 for both periods.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the three months ended March 31, 2024 and 2023.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Concentration Risk

Concentration of Revenues

For the three months ended March 31, 2024 and 2023, no customer accounted for over 10% of total revenues.

Concentration of Purchases

The Company purchased approximately 61% of its finished products from three vendors (12%, 20% and 29%) during the three months ended March 31, 2024. The Company purchased approximately 18% of its finished products from one vendor during the three months ended March 31, 2023.

Concentration of Accounts Receivable

As of March 31, 2024, accounts receivable amounted to $4,091 and one customer represented 55% of this balance. As of December 31, 2023, total accounts receivable amounted to $19,433 and one customer represented 82% of this balance.

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

Note 4 - Property and Equipment

Property and equipment consist of the following:

	March 31, 2024	December 31, 2023

Leasehold improvements	$391,722	$391,722
Office and computer equipment	581,352	581,352
Selling equipment	8,354	8,354
Furniture and fixtures	25,411	25,411

Total at cost	1,006,839	1,006,839
Less: Accumulated depreciation	(992,172)	(987,802)

	$14,667	$19,037

Depreciation expense for the three months ended March 31, 2024 and 2023 was $4,370 and $9,781, respectively.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

The potentially dilutive common stock equivalents as of March 31, 2024 and December 31, 2023 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

	March 31, 2024	December 31, 2023
	(Unaudited)
Common Stock Equivalents:
Stock Warrants	32,595,983	32,595,983
Convertible Preferred Stock	36,720,438,822	19,069,181,307
Convertible Notes	4,341,340,000	2,704,293,846
Total	41,094,374,805	21,806,071,136

Note 6 - Convertible Notes Payable

As of March 31, 2024 and December 31, 2023, convertible notes payable consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Principal amount	$134,946	$148,617
Less: unamortized debt discount	(34,810)	(61,533)
Convertible notes payable, net	$100,136	$87,084

Boot Capital, LLC

On October 3, 2022, the Company entered into an 8% convertible note in the amount of $79,250 less legal and financing costs of $4,250 for net proceeds of $75,000 with Boot Capital LLC. The principal and accrued interest was payable on or before October 3, 2023. The note may not be prepaid except under certain conditions. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. At the option of the Holder, but not before 180 days from the date of issuance, the holder may elect to convert all or part of the convertible into the Company’s common stock. The conversion price was 65% multiplied by the average two lowest trading price (representing a discount rate of 35%) during the previous 15 trading day period ending on the latest complete trading day prior to the date of this note. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 120% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note. There were no conversions during the year ended December 31, 2022. The outstanding balance at December 31, 2022 was $79,250, with accrued interest of $1,546. During the year ended December 31, 2023, principal of $75,470 were converted into 448,065,626 shares of common stock. The outstanding balance at December 31, 2023 was $3,780, with accrued interest of $2,092.

During the three months ended March 31, 2024, principal of $3,780 and accrued interest of $2,332 were converted into 94,036,957 shares of common stock. The outstanding balance and accrued interest at March 31, 2024 was $0.

Trillium Partners LP

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrued at the rate of 3% per annum. During the three months ended March 31, 2024, the Company reclassed this from a loan to a convertible note payable upon the receipt of a secured promissory note. Accordingly, the Company entered into Secured Promissory Note (the “Secured Note”) in amount of $118,000 and original issue discount of $18,000 for net proceeds of $100,000. The Secured Note was due on February 4, 2023. Such Secured Note is secured by a security interest in the borrower’s existing and future assets, including all rights to received payments (including credit card payments) from the sale of goods or services, inventory, property and equipment, and general intangibles.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

Principal and interest shall be paid with 16 weekly payments of $7,375 shall be paid to the lender on each Friday starting in the month of July 2022; Upon the occurrence of an event of default, the principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum. The Company did not pay the required payments and accordingly, has been accruing interest at 22%. During the year ended December 31, 2023, principal of 80,343 were converted into 614,998,486 shares of common stock. As of December 31, 2023, the principal balance is $37,657 and accrued interest amounted to $17,218.

During the three months ended March 31, 2024, principal of $9,890 were converted into 197,800,000 shares of common stock. As of March 31, 2024, the principal balance is $27,767 and accrued interest amounted to $18,741 at March 31, 2024.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

The total principal amount outstanding under the above Trillium financing agreement was $26,500 and accrued interest of $1,289 as of March 31, 2024. The total principal amount outstanding under the above JP Carey financing agreement was $5,500 and accrued interest of $423 as of March 31, 2024.

1800 Diagonal Lending LLC

On April 24, 2023, the Company entered into a 13% promissory note in the amount of $75,180 less original issue discount of $8,055 and legal and financing costs of $2,125 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC. The Company failed to make the first installment payment due in June 2023 which was considered an event of default and accordingly such promissory note became a convertible note. Consequently, during the year ended December 31, 2023, the Company reclassed the remaining principal balance of $75,180 and the related unamortized debt discount from notes payable to a convertible note payable (see Note 8). The outstanding principal and accrued interest balance at December 31, 2023 was $75,180 and $9,442, respectively.

The outstanding principal and accrued interest balance at March 31, 2024 was $75,180 and $13,565, respectively.

Amortization of debt discounts and financing cost

For the three months ended March 31, 2024 and 2023, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $26,722 and $19,541, respectively which has been amortized and included in amortization of debt discount on the accompanying unaudited condensed consolidated statements of operations.

Note 7 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock are recorded as a liability and are revalued at fair value at each reporting date. As of March

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

31, 2024 and December 31, 2023, total derivative liabilities amounted $388,600 (consist of derivative liability from convertible debt of $336,690 and derivative liability related to acquisition of Aphrodite’s Marketing $51,910) and $434,515 (consist of derivative liability from convertible debt of $360,944 and derivative liability related to acquisition of Aphrodite’s Marketing $73,571), respectively.

The following is a roll forward for the three months ended March 31, 2024 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments

Balance at December 31, 2023	$434,515
Reclassification of derivative liabilities to gain from extinguishment of debt	(19,424)
Change in fair value of derivative liabilities	(26,491)
Balance at March 31, 2024	$388,600

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at March 31, 2024 and December 31, 2023 was $0.0001 and $0.00015, respectively. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at March 31, 2024 are indicated in the table that follows.

The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

	Initial Valuations (on new derivative instruments entered into during the three months ended March 31, 2024)	March 31, 2024
Volatility	-	496%
Expected Remaining Term (in years)	-	0.01 to 0.59
Risk Free Interest Rate	-	5.38-5.49%
Expected dividend yield	None	None

Note 8 - Notes Payable

Unsecured Notes Payable

Notes payable is summarized below:

	March 31, 2024	December 31, 2023
	(Unaudited)
Principal amount	$812,000	$812,000
Less: current portion	(699,338)	(699,834)
Notes payable - long term portion	$112,662	$112,166

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2024 - remainder	$702,240
Year ended December 31, 2025	6,720
Year ended December 31, 2026	6,720
Year ended December 31, 2027	6,720
Year ended December 31, 2028	6,720
Year ended December 31, 2029 and thereafter	82,880
Total principal payments	$812,000

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but was extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at December 31, 2022 was $114,800 with accrued interest of $11,195. During the year ended December 31, 2023, a total of $6,720 of installment payments were paid and applied against accrued interest. The outstanding balances at March 31, 2024 and December 31, 2023 was $114,800 for both periods with accrued interest of $8,369 and $8,891, respectively.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble and is payable to Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. Between October 2021 and November 2021, the Company paid a total of $309,867 towards this promissory note. During the year ended December 31, 2023, the Company has repaid back $154,933 related to promissory note. As of March 31, 2024 and December 31, 2023, the outstanding balance is $697,200 for both periods. The Company negotiated with Mr. Donald Wilson to defer the installment payments in the future.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 9 - Related Party Transactions

Advances from Chief Executive Officer and Accrued Interest

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At March 31, 2024 and December 31, 2023, $632,839 and $364,753 was due to such officer, respectively. Interest expense was accrued at an interest rate of 5% at March 31, 2024. Interest expense incurred was $32,377 for the year ended December 31, 2023. During the year ended December 31, 2023, the CEO provided advances to the Company for working capital purposes of $460,117 and the Company repaid $270,594 of these advances. During the three months ended March 31, 2024 interest expense incurred was $11,891. During the three months ended March 31, 2024, the CEO provided advances to the Company for working capital purposes of $277,700 and the Company repaid $21,505 of these advances.

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

In April 2022, the Company accrued bonus compensation of $100,000 to the CEO. During the year ended December 31, 2023 and 2022, the Company repaid back $30 and $126,523 of accrued compensation to CEO, respectively. In June 2023, the Company issued 50,000,000 shares of common stock for accrued compensation - CEO and such 50,000,000 shares were subsequently returned to the Company by the CEO in September 2023. As of March 31, 2024 and December 31, 2023, accrued compensation - CEO amounted $600,299 and $542,822, respectively, as reflected in the condensed consolidated balance sheets.

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (“Amended Employment Agreement”) with the CEO of the Company, Berge Abajian (the “Executive”). The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive a quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 1,000,000 post-split shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which was filed with the Securities and Exchange Commission (“SEC”) on September 21, 2022 (see Note 11).

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Loans Payable

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. Jonathan Foltz is one of the majority owners of the 49% in Acquisition Sub, Aphrodite’s Marketing. As of March 31, 2024 and December 31, 2023, the outstanding balance is $127,306 for both periods.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. As of March 31, 2024 and December 31, 2023, the outstanding balance is $667,562 including accrued interest of $136,781.

Purchases and Accounts Payable

During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company, through the Company’s majority owned subsidiary, Aphrodite’s Marketing and GearBubble Tech, purchased inventory for a total of $0 and $108,412 from an affiliated company which was majority owned (50% interest) by the CEO of the Company. As of March 31, 2024 and December 31, 2023, accounts payable to this affiliated company amounted $61,383 and $120,926 ($61,383 and $59,543 were included in current liabilities of discontinued operations), respectively. In March 2024, the CEO of the Company sold his 50% interest in this affiliated company. Additionally, in March 2024, the CEO of the Company paid the outstanding balance of $59,543 to such affiliated company and was recorded as an advance by the CEO to the Company.

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

Operating Lease Agreements

The Company leased retail space at two different locations. The term of the first lease which is located in Closter, New Jersey is for a ten-year period from July 2014 to April 2024 starting with a monthly base rent of $1,200. The base rent is subject to an annual increase as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. The second lease which is located in Atlantic City, New Jersey had a contingent rental based on 10% of sales and such lease ended in September 2023. Contingent rentals were not included in operating lease liabilities. In April 2024, the Company exercised its right to renew for another five-year period from May 1, 2024 to April 30, 2029 with a monthly base rent ranging from $1,800 to $2,280 during the five-year term.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the unaudited consolidated balance sheet as of March 31, 2024:

Year 2024 - remainder	$18,765
Year 2025	23,370
Year 2026	23,484
Year 2027	20,842
Year 2028	4,032
Total minimum lease payments	90,493
Less amounts representing interest	(12,508)
Present value of net minimum lease payments	77,985
Less current portion	(19,122)
Long-term capital lease obligation	$58,863

Amended Employment Agreement

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement with the CEO of the Company, Berge Abajian. The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive a quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 1,000,000 post-split shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which was filed with the SEC on September 21, 2022 (see Note 11).

Note 11 - Stockholder’s Deficit

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

respect to awards granted under the plan shall not exceed an aggregate of 1,000,000,000 shares of common stock. The Company shall reserve such number of shares for awards under the plan, subject to adjustments as provided in the plan.  The maximum number of shares of common stock under the plan that may be issued as incentive stock options shall be 100,000,000 shares.

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 1,000,000 post-split shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. As of December 31, 2021, the Company did not meet the prerequisite related to the effectiveness of an S-8 Registration Statement. As of September 30, 2022, the Company met the prerequisite related to the effectiveness of an S-8 Registration Statement. The 1,000,000 post-split shares of common stock have not been issued to the CEO and have been recorded as common stock issuable as of March 31, 2024 and December 31, 2023.

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

Certificate of Designation of Series A Preferred Stock

In September 2011, the Company filed a Certificate of Designation for Series A Preferred Stock with the Wyoming Secretary of State and designated 51 shares of preferred stock as Series A Preferred Stock. In February 2021, the Company filed an amended and restated certificate of designation for the Company’s Series A Preferred Stock increasing the number of shares to 75 shares.

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

Conversion. The Series A Preferred stock in non-convertible.

As of March 31, 2024 and December 31, 2023, there were 75 shares of Series A Preferred Stock issued and outstanding. The Company’s CEO owns 75 shares of shares of the Series A Preferred Stock.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

As of March 31, 2024 and December 31, 2023, there were 3,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

Dividends. Holders of Series C Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on the Issuance Date, cumulative dividends on the Series C Preferred Stock at the rate per share (as a percentage of the Stated Value per share) equal to two percent (2%) per annum on the Stated Value, payable in additional shares of Series C Preferred Stock. So long as any shares of

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Series C Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of eighty percent (80%) of the shares of Series C Preferred Stock then outstanding, redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities, nor shall the Company directly or indirectly pay or declare any dividend or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption of any Junior Securities.

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

(a)Conversion at Option of holder. Each share of Series C Preferred Stock shall be convertible into 21.34 shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series C Preferred Stock; provided that, for period of twenty for (24) months from the Issuance Date, if the Company issues shares of common stock, including common stock as the result of the purchase, exercise, or conversion of outstanding derivative or convertible securities (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than 2,133,812 shares (inclusive of conversions of Series C Preferred Stock at the Conversion Ratio immediately above), then the  Conversion Ratio for the Series C Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall equal to the sum of the currently issued and outstanding shares plus the Dilution Shares. A Ho1der shall affect a conversion by surrendering to the Company the original certificate or certificates representing the ·Shares of series C Preferred Stock to be converted to the Company, together with a completed form of conversion notice (the “Conversion Notice”). Each Conversion Notice shall specify the number of shares of Series C Preferred Stock to be converted, the date on which such conversion is to be affected, which date may not be prior to the Date the Holder delivers such Conversion Notice (the “Conversion Date”), and the Conversion Price determined. If no Conversion Date is specified in a Conversion Notice, the Conversion Date shall be the date that the Conversion Notice is delivered and each Conversion Notice, once given, shall be irrevocable.

As of March 31, 2024 and December 31, 2023, there were no shares of Series C Convertible Preferred Stock issued and outstanding.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Certificate of Designation of Series D 3% Convertible Preferred Stock

On January 4, 2022, the Company filed a Certificate of Designation for Series D Convertible Preferred Stock with the Wyoming Secretary of State, designating 2,500,000 shares of preferred stock as Series D Convertible Preferred Stock. In February 2022, the Company filed an Amended and Restated Certificate of Designation, Preference and Rights of the Series D Convertible Preferred Stock. The Company amended and cancelled the mandatory provision and also amended the fixed conversion price from $0.50 to $0.40. In April 2022, the Company filed another Amended and Restated Certificate of Designation, Preference and Rights of the Series D Convertible Preferred Stock whereby the Company amended the fixed conversion price from $0.40 to $0.25. In October 2022, the fixed conversion price was adjusted from $0.25 to $0.10 due to the subsequent sale of the Company’s common stock at $0.10 per share in October 2022.

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

Conversion price. The effective conversion price (the “Conversion Price”) shall equal the fixed conversion price equal to $0.10 (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). Notwithstanding anything contained herein to the contrary, in the event that, following the date of issuance of the Series D Preferred Stock, the Company consummates a financing of at least $7,500,000, in the aggregate, in one offering or a series of offerings (debt or equity or a combination), the Conversion Price shall be reset to the Variable Conversion Price.  The “Variable Conversion Price” shall mean 65% multiplied by the market price (representing a discount rate of 35%).  Market price means the average of the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

notice from the Holder, the Company agrees to amend and restate the terms of this Designation, to be identical to the instruments evidencing the subsequent investment.

Between January 2024 to March 2024, the Company received notice of conversions from Series D Preferred Stockholders related to conversion of 24,700 Series D Preferred shares and accrued dividends of $307 converting into 441,288,093 shares of the Company’s common stock. In connection with the decrease in conversion price of the Series D Convertible Preferred Stock, the Company recognized deemed dividend of $63,706 upon conversion.

As of March 31, 2024 and December 31, 2023, there were 896,266 and 920,966 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

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

MARCH 31, 2024 AND 2023

(UNAUDITED)

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

As of December 31, 2023, there were 317,000 shares of Series E Preferred Stock issued and outstanding and were not redeemed on December 31, 2023. The Series E preferred shares are mandatorily redeemable by the Company and are therefore classified as a liability for $634,000 at $2.00 stated value as reflected in the consolidated balance sheet. Additionally, the Company recognized a loss on exchange of preferred shares of $317,000 due to the failure to redeem the Series E Preferred during the year ended December 31, 2023.

As of March 31, 2024, there were 317,000 shares of Series E Preferred Stock issued and outstanding which is classified as a liability for $634,000 as reflected in the unaudited condensed consolidated balance sheet.

Dividends on Preferred Stock

As of March 31, 2024 and December 31, 2023, accrued and unpaid dividends related to the Series B, C, D and E Preferred Stock amounted $142,176 and $105,832, respectively and was included in accounts payable and accrued liabilities as reflected in the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, total dividends recorded amounted to $36,651 and $10,903, respectively as reflected in the unaudited condensed consolidated statements of stockholders’ deficit.

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

As of December 31, 2023, there was common stock issuable of 63,575,052 shares for conversion of Series D Preferred shares during fiscal 2023. The common stock issuable of 63,575,052 were issued in February 2024.

Between January 2024 to March 2024, the Company received notice of conversions from Series D Preferred Stockholders related to conversion of 24,700 Series D Preferred shares and accrued dividends of $307 converting into 441,288,093 shares of the Company’s common stock. In connection with the decrease in conversion price of the Series D Convertible Preferred Stock, the Company recognized deemed dividend of $63,706 upon conversion.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

In February 2024, the Company issued 291,836,957 shares of its common stock at an average contractual conversion price of approximately $0.0001 as a result of the conversion of principal of $13,670 and accrued interest of $2,332 underlying certain outstanding convertible notes converted during such period.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2023	32,595,983	$0.07	6.53
Granted	-	-	-
Exercised	-	-	-
Balance at March 31, 2024	32,595,983	$0.07	6.28
Warrants exercisable at March 31, 2024	32,595,983	$0.07	6.28

At March 31, 2024, the aggregate intrinsic value of warrants outstanding was $0.

Note 12 - Discontinued Operations - Aphrodite’s Marketing

Aphrodite’s Marketing, Inc.

In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. The Company is currently in negotiation with a potential buyer and has entered into a letter of intent in March 2024. Currently, no formal agreement or purchase agreement has been executed. Accordingly, Aphrodite’s Marketing’s business is characterized as discontinued operations in these condensed consolidated financial statements. The assets and liabilities of Aphrodite’s Marketing have been presented separately in the condensed consolidated balance sheet as discontinued operations and reported in accordance with the applicable accounting standards, ASC 205-20 “Discontinued Operations”. Similarly, the operating results and cash flows of discontinued operations are separately stated in those respective condensed consolidated financial statements. All prior year amounts from discontinued operations have been reclassified for consistency with the current year presentation. Set forth below are the results of operations for Aphrodite’s Marketing for the:

	Three Months Ended March 31, (Unaudited)
	2024	2023
Revenues	$13,144	$457,777
Cost of goods sold	-	179,663
Gross profit	13,144	278,114
Operating expenses:
Selling and marketing expenses	17,457	329,156
Professional and consulting expenses	-	222,193
Compensation and related expenses	-	196
General and administrative expenses	6,804	88,119
Total operating expenses	24,261	639,664
Operating loss	(11,117)	(361,550)
Other (income) expense
Interest expense	1,960	132,224
Other income, net	-	1,729
Total other (income) expense	1,960	133,953
Net loss from discontinued operations (before non-controlling interest)	$(13,077)	$(495,503)

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

Assets and liabilities of Aphrodite’s Marketing included:

	March 31, 2024	December 31, 2023
Current assets:
Cash	$-	$-
Inventory	-	-
Total current assets of discontinued operations	-	-

Long-term assets:
Intangible assets, net	-	-
Goodwill	-	-
Total long-term assets of discontinued operations	-	-

Current liabilities:
Accounts payable and accrued liabilities	$782,729	$975,721
Notes payable - current portion (see details below)	5,373	1,805
Loans and advances payable including accrued interest (see details below)	1,415,843	1,415,843
Total current liabilities of discontinued operations	2,203,945	2,393,369

Note payable - long-term liabilities of discontinued operations (see details below)	144,627	148,196

Working capital deficit	(2,203,945)	(2,393,369)

The above loans and advances payable of Aphrodite’s Marketing consisted of the following:

	March 31, 2024	December 31, 2023
Principal amount	$880,822	$880,822
Accrued interest	535,021	535,021
Loans and advances payable	$1,415,843	$1,415,843

Clear Finance Technology Corporation (“Clearbanc”)

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Clearbanc, an e-commerce platform provider. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $227,517 with Clearbanc. During the year ended December 31, 2021, the Company received $526,620 and repaid back $577,507 related to this capital advance agreement. The loan or advance is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $200,930 including accrued interest of $24,300. During the year ended December 31, 2022, the Company received $297,500 and repaid back $498,430 related to this capital advance agreement. As of March 31, 2024 and December 31, 2023, the outstanding balance is $0.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a merchant loan agreement with Shopify, an e-commerce platform provider with a daily remittance rate of 17% for a loan amount of $36,160. During the year ended December 31, 2023, the Company has received $32,000 (net of debt cost of $4,160 which was amortized immediately to interest expense) and repaid back $1,698 related to this merchant loan agreement. The loan or advance is non-interest bearing, due on demand and are secured by all of the assets of Aphrodite’s Marketing. As of March 31, 2024 and December 31, 2023, the outstanding balance is $34,462 for both periods.

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $75,500 with Jonathan Foltz. During the year ended December 31, 2021, the Company received $31,636 and repaid back $25,000 related to this loan. The loan is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $82,136. During the year ended December 31, 2022, the Company received $90,150 and repaid back $25,239 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide (see below) has assumed $65,513 of this loan. During the year ended December 31, 2023, the Company received $68,016 and repaid back $22,244 related to this loan. As of March 31, 2024 and December 31, 2023, the outstanding balance is $127,306 for both periods.

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $545,720 with Nationwide. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. During the year ended December 31, 2021, the Company repaid back $30,000 related to this loan. As of December 31, 2021, the outstanding balance is $573,750 including accrued interest of $58,030. During the year ended December 31, 2022, the Company repaid back $150,000 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide has assumed a total of $106,000 of loans related to Digital Age Business and Jonathan Foltz (see above). As of December 31, 2022, the outstanding balance is $608,500 including accrued interest of $77,718. As of March 31, 2024 and December 31, 2023, the outstanding balance is $667,562 including accrued interest of $137,813 for both periods.

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

Bluevine Capital, Inc.

In August 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Bluevine Capital, Inc. (“Bluevine”) for up to a loan amount of $200,000. The loan bears weekly interest rate of 0.54% and an upfront fee of 1.6% which were deducted from the loan amount. The loans are repaid in 26 weekly installments from the date of the loan.  During the year ended December 31, 2022, the Company has drawn a total loan of $200,000 and repaid back $112,412. As of December 31, 2022, the outstanding balance is $87,588. During the year ended December 31, 2023, the Company has drawn a total loan of $75,000 and repaid back $93,606. As of March 31, 2024 and December 31, 2023, the outstanding balance is $85,631 for both periods.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

During the year ended December 31, 2023, interest expense incurred related to these advances amounted to $95,703 and repaid back $29,000. As of March 31, 2024 and December 31, 2023, the total outstanding balance is $157,274 for both periods.

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

During the year ended December 31, 2023, repaid back $100,998 related to this loan. During the year ended December 31, 2023, interest expense incurred related to this advance amounted to $45,308. As of March 31, 2024 and December 31, 2023, the outstanding balance is $69,243 for both periods.

Parkside Funding Group LLC

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a purchase and sale of future receipt agreement with Parkside Funding Group LLC. Under the agreement, the Company sold an aggregate of $217,500 in future receipt or receivables for a purchase amount of $150,000. The aggregate principal amount is payable in daily instalments of $1,977 until such time that the obligation is fully satisfied for approximately 4 months. This loan is guaranteed by the CEO of the Company and Jonathan Foltz. During the year ended December 31, 2023, the Company received $142,500 (net of debt cost fee of $7,500 which was amortized immediately to interest expense) and repaid back $68,046 related to this loan. During the year ended December 31, 2023, interest expense incurred related to this loan amounted to $67,501. As of March 31, 2024 and December 31, 2023, the outstanding balance is $149,455 for both periods.

Marcus by Goldman Sachs

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Marcus by Goldman Sachs (“Marcus”) for up to a loan amount of $125,000. The loan bears an annual interest rate of 9.99%. The amount due is 2% of the principal balance plus any fees and amounts that weren’t paid

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

(UNAUDITED)

during the prior statement periods. During the repayment period, the amount due is the total outstanding balance at the end of the draw period divided into 26 equal payments that, if made in-full and on-time, bring the balance to zero over the next year. During the year ended December 31, 2023, the Company has drawn a total loan of $136,049 and repaid back $16,517. During the year ended December 31, 2023, interest expense incurred related to this loan amounted to $5,380. As of March 31, 2024 and December 31, 2023, the outstanding balance is $124,912 for both periods.

Note Payable

The above note payable of Aphrodite’s Marketing consisted of the following:

	March 31, 2024	December 31, 2023
Principal amount	$150,000	$150,000
Less: current portion	(5,373)	(1,805)
Notes payable - long term portion	$144,627	$148,196

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2024 - remainder	$8,772
Year ended December 31, 2025	8,772
Year ended December 31, 2026	8,772
Year ended December 31, 2027	8,772
Year ended December 31, 2028	8,772
Year ended December 31, 2029 and thereafter	106,140
Total principal payments	$150,000

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $150,000 related to this SBA Loan. Pursuant to the SBA Loan Agreement, the Company received an advance of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrues from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. The outstanding balance at December 31, 2022 was $150,000 with accrued interest of $14,627. During the year ended December 31, 2023, the Company did not pay the installment payments. The outstanding balance at December 31, 2023 was $150,000 with accrued interest of $20,550. The outstanding balance at March 31, 2024 was $150,000 with accrued interest of $22,155.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Bergio International, Inc. (“Bergio” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

The funding for these acquisitions were a combination of proceeds from the issuance of common stock from our previous S-1 Registration Statement and debt.

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

Results of Operations

Overview

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Three Months Ended
	March 31, 2024	March 31, 2023	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$624,855	$930,586	$(305,731)	(32.85)%

Cost of revenues	440,244	588,998	(148,754)	(25.26)%

Gross profit	$184,611	$341,588	$(156,977)	(45.96)%

Gross profit as a % of sales	29.54%	36.71%

Net Revenues

Net revenues for the three months ended March 31, 2024 which amounted to $624,855 decreased by $305,731 as compared to $930,586 for the three months ended March 31, 2023. The decrease in total net revenues during the three months ended March 31, 2024, was primarily due to the decrease in revenues of our majority owned subsidiary, GearBubble, primarily due to declining memberships in our GearBubble software as a service offering.

Cost of Revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out, costs associated with operation and maintenance of the Company’s platform. Cost of revenues for the three months ended March 31, 2024 which amounted to $440,244 decreased by $148,754 as compared to $588,998 for the three months ended March 31, 2023. This decrease is primarily attributable to the decrease in net revenues as discussed above.

Gross Profit

Gross profit decreased by $156,977 to $184,611 for the three months ended March 31, 2024 as compared to $341,588 for the three months ended March 31, 2023. This decrease is primarily attributable to the decrease in net revenues as discussed above.

Operating Expenses

Operating expenses decreased by $117,065 to $530,054 for the three months ended March 31, 2024 as compared to $647,119 for the three months ended March 31, 2023. The decrease was primarily attributable to i) decrease in selling and marketing expenses of $12,865 primarily attributable to decrease in advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) decrease professional and consulting expenses of $28,925 primarily related to decrease in consulting and contractor fees iii) decrease in compensation and related taxes of $34,314 primarily related to the decrease in number of employees iv) increase in general and administrative expenses of $40,961. The overall decrease in operating expenses were due to the cost-cutting measures made during the three months ended March 31, 2024.

Loss from Operations

As a result of the above, we had a loss from operations of $345,443 for the three months ended March 31, 2024 as compared to a loss from operations of $305,531 for the three months ended March 31, 2023.

Other Income (Expenses), net

For the three months ended March 31, 2024, the Company had other income (expenses), net of $376 as compared to other expenses, net of $(180,941) for the three months ended March 31, 2023, a decrease of $181,317 in other expense, net. The decrease in other expense, net is primarily attributed to the decrease in change in fair value of derivative liabilities of $162,642, increase in gain from extinguishment of debt of $19,424 offset by increase in amortization of debt discount of $7,181 and decrease in interest expense of $5,340 due to decrease in number of convertible notes.

Losses before non-controlling interest from continuing operations

As a result of the above, we had a loss from continuing operations of $345,067 for the three months ended March 31, 2024 as compared to a loss from continuing operations of $486,472 for the three months ended March 31, 2023.

Loss before non-controlling interest from discontinued operations

As a result of the above, we had a loss from discontinued operations of $13,077 for the three months ended March 31, 2024 as compared to a loss from discontinued operations of $495,503 for the three months ended March 31, 2023.

In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. The Company is currently in negotiation with a potential buyer and has entered into a letter of intent in March 2024. Currently, no formal agreement or purchase agreement has been executed. Accordingly, Aphrodite’s Marketing’s business is characterized as discontinued operations in these condensed consolidated financial statements.  The assets and liabilities of Aphrodite’s Marketing have been presented separately in the condensed consolidated balance sheet as discontinued operations and reported in accordance with the applicable accounting standards, ASC 205-20 “Discontinued Operations”.  Similarly, the operating results and cash flows of discontinued operations are separately stated in those respective condensed consolidated financial statements. All prior year amounts from discontinued operations have been reclassified for consistency with the current year presentation. Set forth below are the results of operations for Aphrodite’s Marketing for the:

	Three Months Ended March 31, (Unaudited)
	2024	2023
Revenues	$13,144	$457,777
Cost of goods sold	-	179,663
Gross profit	13,144	278,114
Operating expenses:
Selling and marketing expenses	17,457	329,156
Professional and consulting expenses	-	222,193
Compensation and related expenses	-	196
General and administrative expenses	6,804	88,119
Total operating expenses	24,261	639,664
Operating loss	(11,117	(361,550
Other (income) expense
Interest expense	1,960	132,224
Other income, net	-	1,729
Total other (income) expense	1,960	133,953
Net loss from discontinued operations (before non-controlling interest)	$(13,077)	$(495,503)

Net Loss Attributable to Bergio International, Inc. from Continuing Operations

We had net loss attributable to Bergio International, Inc. from continuing operations of $251,759 for the three months ended March 31, 2024 as compared to $404,790 for the three months ended March 31, 2023.

Net Loss Attributable to Bergio International, Inc. from Discontinued Operations

We had net loss attributable to Bergio International, Inc. from discontinued operations of $6,669 for the three months ended March 31, 2024 as compared to $262,265 for the three months ended March 31, 2023.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2024, compared to December 31, 2023:

	March 31, 2024	December 31, 2023	Increase/ (Decrease)
Current Assets	$1,494,978	$1,689,876	$(194,898)

Current Liabilities	$6,220,177	$6,040,890	$179,287

Working Capital Deficit	$(4,725,199)	$(4,351,014)	$374,185

Our working capital deficit was $4,725,199 at March 31, 2024 as compared to working capital deficit of $4,351,014 at December 31, 2023. This increase in working capital deficit is primarily attributed to the increase in liabilities.

During the three months ended March 31, 2024, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.

Cash used in operating activities: For the three months ended March 31, 2024, the Company used $150,687 in cash for continuing operations as compared to $467,633 in cash used for continuing operations for the three months ended March 31, 2023. The cash used in operations is primarily attributed to net loss attributable to Bergio International, Inc. from continuing operations of $251,759, amortization of debt discount of $26,722, depreciation of $4,370, and increase in changes in operating assets and liabilities of $200,187 primarily attributable to increase in accounts payable and accrued liabilities of $53,890, increase in accrued compensation of $57,477, decrease in accounts receivable of $15,342 and decrease in inventory of $80,704 offset by non-controlling interest from continuing operations of $93,308, change in fair value of derivative liabilities of $26,491, and gain from extinguishment of debt of $19,424. For the three months ended March 31, 2024, the Company used $206,070 in cash for discontinued operations.

Cash used in operating activities: For the three months ended March 31, 2023, the Company used $565,755 in cash used for continuing operations. The cash used in operations is primarily attributed to net loss attributable to Bergio International, Inc. from continuing operations of $467,633, amortization of debt discount of $19,541, depreciation of $9,781, change in fair value of derivative liabilities of $136,151, and decrease in changes in operating assets and liabilities of $150,859 primarily attributable to decrease in accounts payable and accrued liabilities of $153,421, increase in accounts receivable of $40,078 offset by increase in accrued compensation of $29,624, decrease in inventory of $30,723 and non-controlling interest from continuing operations of $81,682. For the three months ended March 31, 2023, the Company used $98,122 in cash for discontinued operations.

Cash used in investing activities.

The Company used $0 in cash for investing activities for the three months ended March 31, 2024 as compared to $4,900 of cash in investing activities for purchase of property and equipment for the three months ended March 31, 2023.

Cash provided financing activities.

Cash provided by financing activities from continuing operations for the three months ended March 31, 2024 was $256,195 and was primarily the result of advance from CEO, net of $256,195. Cash provided by financing activities from discontinued operations for the three months ended March 31, 2024 was $0.

Cash provided by financing activities from continuing operations for the three months ended March 31, 2023 was $112,375 and was primarily the result of advance from CEO, net of $112,375. Cash provided by financing activities from discontinued operations for the three months ended March 31, 2023 was $198,745.

Our indebtedness is comprised of various convertible debt, notes payable, loans payable, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of March 31, 2024, principal amounts under the convertible notes payable was $134,946, net of debt discount of $34,810.

Notes Payable

The Company has total notes payable of $699,338 classified as current portion and total notes payable - long term portion of $112,662 at March 31, 2024.

Mandatorily Redeemable Preferred Stock

The Company has mandatorily redeemable preferred stock liability of $634,000 at March 31, 2024.

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

The Company has suffered recurring losses and has an accumulated deficit of approximately $24.1 million as of March 31, 2024. As of March 31, 2024, the Company has $134,946 in principal amounts of convertible notes, notes payable (current and long-term portion) of $812,000, current liabilities of discontinued operations of $2,203,945 and $634,000 in mandatorily redeemable preferred stock liability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Critical Accounting Policies

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the consolidated financial statements for the year ended December 31, 2023 which is included in our Annual Report.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of December 31, 2023, there was common stock issuable of 63,575,052 shares for conversion of Series D Preferred shares during fiscal 2023. The common stock issuable of 63,575,052 were issued in February 2024.

Between January 2024 to March 2024, the Company received notice of conversions from Series D Preferred Stockholders related to conversion of 24,700 Series D Preferred shares and accrued dividends of $307 converting into 441,288,093 shares of the Company’s common stock. In connection with the decrease in conversion price of the Series D Convertible Preferred Stock, the Company recognized deemed dividend of $63,706 upon conversion.

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

BERGIO INTERNATIONAL, INC.

Date: May 14, 2024	By:	/s/ Berge Abajian
	Name:	Berge Abajian
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)