Form 10-Q
period 2024-06-30
Bergio International, Inc.
filed 2024-08-14
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 12, 2024 there were 2,898,329,407 shares outstanding of the registrant’s common stock.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS:

Current assets:
Cash	$38,017	$151,553
Accounts receivable	5,010	19,433
Inventory	1,291,632	1,516,990
Prepaid expenses and other current assets	14,399	1,900
Total current assets	1,349,058	1,689,876

Property and equipment, net	10,477	19,037
Goodwill	2,780,897	2,780,897
Operating lease right of use assets	165,139	87,001
Investment in unconsolidated affiliate	8,082	6,603

Total Assets	$4,313,653	$4,583,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable and accrued liabilities	$1,073,588	$860,908
Bank overdraft	6,805	-
Accrued compensation - CEO	657,776	542,822
Notes payable - current portion, net of debt discount	699,358	699,834
Convertible notes payable, net of debt discount	345,734	87,084
Mandatorily redeemable Preferred Stock Series E - $2.00 stated value, 2,500,000 shares designated and authorized, 317,000 and none issued and outstanding at June 30, 2024 and December 31, 2023, respectively	634,000	634,000
Advances from CEO and accrued interest	625,767	364,753
Derivative liabilities	43,882	434,515
Operating lease liabilities - current	27,473	23,605
Current liabilities of discontinued operations	2,213,036	2,393,369
Total current liabilities	6,327,419	6,040,890

Long-term liabilities:
Notes payable - long-term	112,642	112,166
Operating lease liabilities - long-term	137,666	63,396
Long-term liabilities of discontinued operations	144,088	148,196
Total long term liabilities	394,396	323,758

Total Liabilities	6,721,815	6,364,648

Commitments and contingencies	-	-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- CONTINUED -

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Stockholders’ (deficit) equity
Preferred stock 10,000,000 shares authorized Series A preferred stock - $0.001 par value, 75 shares authorized, 75 and 75 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and 3,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively ($100 per share liquidation value)	-	-
Convertible Series D preferred stock - $0.00001 par value, 2,500,000 shares authorized, 896,266 and 920,966 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively ($1.00 per share liquidation value)	9	10
Common stock, $0.00001 par value; 25,000,000,000 shares authorized, 2,898,329,407 and 2,101,629,305 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	28,983	21,016
Common stock issuable (1,000,000 and 64,575,052 shares as of June 30, 2024 and December 31, 2023, respectively)	10	646
Additional paid-in capital	26,178,074	26,105,389
Accumulated deficit	(24,320,576)	(23,769,761)
Total Bergio International, Inc. stockholders’ equity	1,886,500	2,357,300

Non-controlling interest in subsidiaries	(4,294,662)	(4,138,534)

Total Stockholders’ deficit	(2,408,162)	(1,781,234)

Total Liabilities and Stockholders’ Deficit Equity	$4,313,653	$4,583,414

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Net revenues	$728,683	$1,079,598	$1,353,538	$2,010,184

Cost of revenues	543,954	522,975	984,198	1,111,973

Gross profit	184,729	556,623	369,340	898,211

Operating expenses:
Selling and marketing expenses	40,773	38,194	58,932	69,218
Professional and consulting expenses	244,848	380,409	526,004	690,490
Compensation and related expenses	110,703	164,204	244,395	332,210
General and administrative expenses	89,242	149,630	186,289	287,638
Total operating expenses	485,566	732,437	1,015,620	1,379,556

Loss from operations	(300,837)	(175,814)	(646,280)	(481,345)

Other income (expenses)
Interest expense	(86,456)	(18,245)	(106,350)	(43,479)
Derivative expense	-	(351,712)	-	(351,712)
Amortization of debt discount	(25,061)	(155,120)	(51,783)	(174,661)
Loss from foreign currency transactions	-	-	(403)	(15)
Change in fair value of derivative liabilities	209,771	83,385	236,262	(52,766)
Interest income	380	-	381	-
Other income	-	-	1,479	-
Gain from extinguishment of debt, net	-	40,304	19,424	40,304
Total other income (expenses), net	98,634	(401,388)	99,010	(582,329)

Loss before provision for income taxes	(202,203)	(577,202)	(547,270)	(1,063,674)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(202,203)	(577,202)	(547,270)	(1,063,674)

Loss before non-controlling interest from continuing operations	(202,203)	(577,202)	(547,270)	(1,063,674)
Income (loss) before non-controlling interest from discontinued operations	(9,588)	48,676	(22,665)	(446,827)

Net loss	$(211,791)	$(528,526)	$(569,935)	$(1,510,501)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

- CONTINUED -

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Less: Income (loss) attributable to non-controlling interest from continuing operations	$(51,713)	$22,013	$(145,021)	$(59,669)
Less: Loss attributable to non-controlling interest from discontinued operations	(4,698)	(740)	(11,106)	(233,978)

Income (loss) attributable to non-controlling interest	(56,411)	21,273	(156,127)	(293,647)

Net loss attributable to Bergio International, Inc. from continuing operations	(150,490)	(599,215)	(402,249)	(1,004,005)
Net income (loss) attributable to Bergio International, Inc. from discontinued operations	(4,890)	49,416	(11,559)	(212,849)

Net loss attributable to Bergio International, Inc.	(155,380)	(549,799)	(413,808)	(1,216,854)

Deemed dividend	-	-	(63,706)	-

Net loss available to Bergio International, Inc. common stockholders	$(155,380)	$(549,799)	$(477,514)	$(1,216,854)

Net loss per common share: basic and diluted
Continuing operations	(0.00)	(0.02)	(0.00)	(0.05)
Discontinued operations	(0.00)	0.00	(0.00)	(0.01)
Net loss per common share	$(0.00)	$(0.02)	$(0.00)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	2,899,329,407	27,164,875	2,751,154,424	19,783,208

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	75	$-	3,000	$-	1,274,000	$13	12,316,954	$123	1,000,000	$10	$26,102,888	$(19,605,358)	$(1,545,389)	$4,952,287

Series D preferred stock exchange for Series E preferred stock	-	-	-	-	(317,000)	(3)	-	-	-	-	3	-	-	-
Reclassification of Series E preferred stock to mezzanine debt	-	-	-	-	-	-	-	-	-	-	(317,000)	-	-	(317,000)
Fractional shares due to 1:500 reverse stock split	-	-	-	-	-	-	2,568	-	-	-	-	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(10,903)	-	(10,903)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(667,055)	(314,920)	(981,975)
Balance, March 31, 2023	75	-	3,000	-	957,000	10	12,319,522	123	1,000,000	10	25,785,891	(20,283,316)	(1,860,309)	3,642,409

Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	11,751,753	118	-	-	21,740	-	-	21,858
Issuance of common stock for accrued compensation - CEO	-	-	-	-	-	-	50,000,000	500	-	-	99,500	-	-	100,002
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(11,025)	-	(11,025)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(549,799)	21,273	(528,526)
Balance, June 30, 2023	75	-	3,000	-	957,000	10	74,071,275	$741	1,000,000	$10	$25,907,131	$(20,844,140)	$(1,839,036)	$3,224,716

Balance, December 31, 2023	75	-	3,000	-	920,966	10	2,101,629,305	21,016	64,575,052	646	26,105,389	(23,769,761)	(4,138,534)	(1,781,234)

Issuance of common stock for common stock issuable	-	-	-	-	-	-	63,575,052	636	(63,575,052)	(636)	-	-	-	-
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	291,836,957	2,918	-	-	13,084	-	-	16,002
Issuance of common stock for conversion of Series D preferred stock accrued dividends	-	-	-	-	(24,700)	(1)	441,288,093	4,413	-	-	59,601	(63,706)	-	307
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(36,651)	-	(36,651)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(258,428)	(998,716)	(358,144)
Balance, March 31, 2024	75	$-	3,000	$-	896,266	$9	2,898,329,407	$28,983	1,000,000	$10	$26,178,074	$(24,128,545)	$(4,238,251)	$(2,159,720)

Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(36,651)	-	(36,651)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(155,380)	(56,411)	(211,791)
Balance, June 30, 2024	75	$-	3,000	$-	896,266	$9	2,898,329,407	$28,983	1,000,000	$10	$26,178,074	$(24,320,576)	$(4,294,662)	$(2,408,162)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Bergio International, Inc. from continuing operations	$(402,249)	$(1,004,005)
Adjustments to reconcile net loss to net cash used in operating activities - continuing operations
Non-controlling interest in subsidiaries	(145,021)	(59,669)
Depreciation expense	8,560	18,952
Amortization of debt discount	51,783	174,661
Derivative expense	-	351,712
Change in fair value of derivative liabilities	(236,262)	52,766
Gain from extinguishment of debt	(19,424)	(40,304)
Non-cash interest expense	37,590	-
Accretion of put premium	24,000	-
Amortization of right of use assets	17,110	9,993
Change in operating assets and liabilities:
Accounts receivable	14,423	(12,147)
Inventory	225,358	5,005
Prepaid expenses and other current assets	11,501	(1,900)
Investment in unconsolidated affiliate	(1,479)	-
Accounts payable and accrued liabilities	168,686	240,064
Bank overdraft	6,805	(11,582)
Accrued compensation - CEO	114,954	88,932
Operating lease obligations	(17,110)	(9,994)
NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(140,775)	(197,516)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(207,106)	(399,310)
TOTAL NET CASH USED IN OPERATING ACTIVITIES	(347,881)	(596,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,900)
NET CASH USED IN INVESTING ACTIVITIES	-	(4,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	65,000
Proceeds from convertible notes, net of debt issuance cost	-	65,000
Advance from (payments to) Chief Executive Officer, net	234,345	103,949
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	234,345	233,949
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	-	141,108
TOTAL NET CASH PROVIDED BY FINANCING ACTIVITIES	234,345	375,057

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(113,536)	(226,669)
CASH AND CASH EQUIVALENTS - beginning of year	151,553	373,507
CASH AND CASH EQUIVALENTS - end of year	$38,017	$146,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

- CONTINUED -

	For the Six Months Ended June 30,
	2024	2023

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt, loans payable, and accrued interest	$13,670	$21858
Issuance of common stock issued for accrued dividends	$307	$-
Issuance of common stock for accrued compensation - CEO	$-	$100,000
Deemed dividend upon conversion of Series D preferred stock and accrued dividends	$63,706	$-
Initial amount of ROU asset and related liability	$95,248	$89,830
Initial derivative liability recorded in connection with convertible notes payable	$-	$183,000
Reclassification of derivative liability into put premium as stock settled debt	$134,947	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

On February 10, 2021, the Company entered into an Acquisition Agreement (“Acquisition Agreement”) with Digital Age Business, Inc., a Florida corporation, (“Digital Age Business”), pursuant to which the shareholders of Digital Age Business agreed to sell all of the assets and liabilities of its Aphrodite’s business to a subsidiary of the Company known as Aphrodite’s Marketing, Inc. (“Aphrodite’s Marketing”), a Wyoming corporation in exchange for Series B Preferred Stock of the Company. The Company owned 51% of Aphrodite’s Marketing. On June 29, 2024, the Company and the owners of the 49% interest in Aphrodite’s Marketing (the “Assignors”) entered into an Assignment of Interest and Assets (the “Assignment Agreement”) whereby the Assignors agreed to transfer their 49% interest in Aphrodite’s Marketing to the Company. Consequently, the Company owns 100% of Aphrodite’s Marketing as a result of the Assignment Agreement.

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

The Company presently expects to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing due to declining revenues and is continually operating at loss. On June 19, 2024, the Company entered into a Purchase Agreement (the “Purchased Agreement”) with a buyer to purchase all the assets of Aphrodite’s Marketing. The total

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

purchase price for the purchased assets shall be $1,000,000 (“Purchase Price”). The buyer agrees to deliver $500,000 of the Purchase Price via wire transfer to an escrow agent on the effective date of this Agreement, and the balance in the form of a promissory note (the “Note”) which shall be payable in one lump sum payment to the Company. The buyer shall commit to making this payment as soon as practicable, but no later than December 30, 2024. The release of funds from the escrow account to the Company shall be contingent upon the satisfactory completion of all conditions precedent as detailed in the Purchased Agreement. As of June 30, 2024, the closing of this sale has not yet finalized and the buyer has not obtained control of the purchased assets (see Note 12).

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

On July 30, 2024, the Company received written consents in lieu of a meeting of Stockholders from holders of 75% of the total issued and outstanding shares of voting securities of the Company and written consents in lieu of a meeting of our Company’s Board of Directors (the “Board”) approving such actions as are necessary for the Company to proceed to, and the Company accordingly intends to, effectuate a reverse stock split of the Company’s issued and outstanding shares of Common Stock in the range between 1 for 10,000 and 1 for 15,000 (the “Reverse Stock Split”). The final size of the Reverse Stock Split will be decided by management during the FINRA review process.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of June 30, 2024. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and footnotes thereto included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 (the “Annual Report”). The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

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

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. On June 29, 2024, the Company owns 100% of Aphrodite’s Marketing as a result

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

of the Assignment Agreement. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of June 30, 2024 and December 31, 2023, the Company recorded a non-controlling interest balance of $(4,294,662) and $(4,138,534), respectively, in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying unaudited condensed consolidated balance sheet and losses attributable to non-controlling interest of $156,127 and $293,647 during the six months ended June 30, 2024 and 2023, respectively as reflected in the accompanying unaudited condensed consolidated statements of operations.

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Bergio International, Inc. and cash used in operations of $413,808 and $347,881, respectively, for the six months ended June 30, 2024. Additionally, the Company had an accumulated deficit of approximately $24.3 million and working capital deficit of approximately $5.0 million at June 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financings to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations.

These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly-owned and majority owned subsidiaries as of June 30, 2024. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the six months ended June 30, 2024 and 2023 include the estimates of useful lives of property and equipment, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the fair value of warrants issued with debt, the valuation allowance on deferred tax assets, and stock-based compensation.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

JUNE 30, 2024 AND 2023

(UNAUDITED)

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

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions, and third-party e-commerce platform fees and selling fees. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $58,932 and $69,218 for the six months ended June 30, 2024 and 2023, respectively, and are included in selling and marketing expenses on the unaudited condensed consolidated statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in selling and marketing expenses as incurred.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2024. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

JUNE 30, 2024 AND 2023

(UNAUDITED)

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at:

	June 30, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$-	$-	$43,882	$-	$-	$434,515

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at June 30, 2024 and December 31, 2023. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At June 30, 2024 and December 31, 2023, the Company did not have cash in excess of FDIC limits.

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

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. While credit losses have historically been within the

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of June 30, 2024 and December 31, 2023, the allowance for doubtful accounts was $0 for both periods.

Inventory

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale. Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the six months ended June 30, 2024 and 2023.

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

Derivative instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings. On the date of conversion or payoff of debt, the Company records the fair value of the conversion shares, removes the fair value of the related derivative liability, removes any discounts and records a net gain or loss on debt extinguishment.

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

JUNE 30, 2024 AND 2023

(UNAUDITED)

entities, the amendments in Part I of the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Convertible notes with variable conversion options

The Company has entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into shares of the Company’s common stock at a fixed discount to the price of the common stock at or around the time of conversion. The Company treats these convertible notes as stock settled debt under ASC 480, “Distinguishing Liabilities from Equity” and measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion and records the put premium as interest expense.

Concentration Risk

Concentration of Revenues

For the six months ended June 30, 2024 and 2023, no customer accounted for over 10% of total revenues.

Concentration of Purchases

The Company purchased approximately 61% of its finished products from three vendors (24%, 24% and 13%) during the six months ended June 30, 2024. The Company purchased approximately 20% of its finished products from one vendor during the six months ended June 30, 2023.

Concentration of Accounts Receivable

As of June 30, 2024, accounts receivable amounted to $5,010 and one customer represented 13% of this balance. As of December 31, 2023, total accounts receivable amounted to $19,433 and one customer represented 82% of this balance.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 4 - Property and Equipment

Property and equipment consist of the following:

	June 30, 2024	December 31, 2023

Leasehold improvements	$391,722	$391,722
Office and computer equipment	581,352	581,352
Selling equipment	8,354	8,354
Furniture and fixtures	25,411	25,411

Total at cost	1,006,839	1,006,839
Less: Accumulated depreciation	(992,362)	(987,802)

	$10,477	$19,037

Depreciation expense for the six months ended June 30, 2024 and 2023 was $8,560 and $18,952, respectively.

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

The potentially dilutive common stock equivalents as of June 30, 2024 and December 31, 2023 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

	June 30, 2024	December 31, 2023
	(Unaudited)
Common Stock Equivalents:
Stock Warrants	32,595,983	32,595,983
Convertible Preferred Stock	36,720,438,822	19,069,181,307
Convertible Notes	3,554,833,400	2,704,293,846
Total	40,307,868,205	21,806,071,136

Note 6 - Convertible Notes Payable

As of June 30, 2024 and December 31, 2023, convertible notes payable consisted of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)
Principal amount	$196,537	$148,617
Put premium	158,947	-
Less: unamortized debt discount	(9,750)	(61,533)
Convertible notes payable, net	$345,734	$87,084

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

JUNE 30, 2024 AND 2023

(UNAUDITED)

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

During the six months ended June 30, 2024, principal of $3,780 and accrued interest of $2,332 were converted into 94,036,957 shares of common stock. The outstanding balance and accrued interest at June 30, 2024 was $0.

Trillium Partners LP

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrued at the rate of 3% per annum. During the six months ended June 30, 2024, the Company reclassed this from a loan to a convertible note payable upon the receipt of a secured promissory note. Accordingly, the Company entered into Secured Promissory Note (the “Secured Note”) in amount of $118,000 and original issue discount of $18,000 for net proceeds of $100,000. The Secured Note was due on February 4, 2023. Such Secured Note is secured by a security interest in the borrower’s existing and future assets, including all rights to received payments (including credit card payments) from the sale of goods or services, inventory, property and equipment, and general intangibles.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

During the six months ended June 30, 2024, principal of $9,890 were converted into 197,800,000 shares of common stock. As of June 30, 2024, the principal balance is $27,767 and accrued interest amounted to $20,264 at June 30, 2024.

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

JUNE 30, 2024 AND 2023

(UNAUDITED)

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

The total principal amount outstanding under the above Trillium financing agreement was $26,500 and accrued interest of $2,082 as of June 30, 2024. The total principal amount outstanding under the above JP Carey financing agreement was $5,500 and accrued interest of $588 as of June 30, 2024.

1800 Diagonal Lending LLC

On April 24, 2023, the Company entered into a 13% promissory note in the amount of $75,180 less original issue discount of $8,055 and legal and financing costs of $2,125 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest was payable on or before April 24, 2024. The Company failed to make the first installment payment due in June 2023 which was considered an event of default and accordingly such promissory note became a convertible note. Consequently, during the year ended December 31, 2023, the Company reclassed the remaining principal balance of $75,180 and the related unamortized debt discount from notes payable to a convertible note payable (see Note 8). The Company recorded a default penalty of $37,590 during the six months ended June 30, 2024. The outstanding principal and accrued interest balance at December 31, 2023 was $75,180 and $9,442, respectively. The outstanding principal and accrued interest balance at June 30, 2024 was $112,770 (including default penalty) and $13,565, respectively.

Convertible note for legal services

On May 20, 2024, the Company issued a $24,000 convertible note to a law firm with a service period from January 2024 to December 2024 with a maturity date of December 31, 2024 and bears interest at 10% per annum. The notes are convertible into shares of common stock at a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion from the lender. The notes have cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The principal amount of the notes of $12,000 were charged to professional fees for services incurred from January 2024 to June 2024 and the remaining $12,000 was included in prepaid expense as of June 30, 2024.

During the six months ended June 30, 2024, all of the above outstanding convertible notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $158,947 as of June 30, 2024.

Amortization of debt discounts and financing cost

For the six months ended June 30, 2024 and 2023, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $51,783 and $172,792, respectively which has been amortized and included in amortization of debt discount on the accompanying unaudited condensed consolidated statements of operations.

Note 7 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock were recorded as a liability and are revalued at fair value at each reporting date. As of June 30, 2024 and December 31, 2023, total derivative liabilities related to acquisition of Aphrodite’s Marketing $43,882 and $434,515 (consist of derivative liability from convertible debt of $360,944 and derivative liability related to acquisition of Aphrodite’s Marketing $73,571), respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

The following is a roll forward for the six months ended June 30, 2024 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments

Balance at December 31, 2023	$434,515
Reclassification of derivative liabilities to gain from extinguishment of debt	(19,424)
Reclassification of derivative liabilities into put premium as stock settled debt	(134,947)
Change in fair value of derivative liabilities	(236,262)
Balance at June 30, 2024	$43,882

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at June 30, 2024 and December 31, 2023 was $0.0001 and $0.00015, respectively. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at June 30, 2024 are indicated in the table that follows.

The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

	Initial Valuations (on new derivative instruments entered into during the six months ended June 30, 2024)	June 30, 2024
Volatility	-	474%
Expected Remaining Term (in years)	-	0.01
Risk Free Interest Rate	-	5.47%
Expected dividend yield	None	None

Note 8 - Notes Payable

Unsecured Notes Payable

Notes payable is summarized below:

	June 30, 2024	December 31, 2023
	(Unaudited)
Principal amount	$812,000	$812,000
Less: current portion	(699,358)	(699,834)
Notes payable - long term portion	$112,642	$112,166

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2024 - remainder	$700,560
Year ended December 31, 2025	6,720
Year ended December 31, 2026	6,720
Year ended December 31, 2027	6,720
Year ended December 31, 2028	6,720
Year ended December 31, 2029 and thereafter	84,560
Total principal payments	$812,000

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but was extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at December 31, 2022 was $114,800 with accrued interest of $11,195. During the year ended December 31, 2023, a total of $6,720 of installment payments were paid and applied against accrued interest. During the six months ended June 30, 2024, a total of $3,360 of installment payments were paid and applied against accrued interest. The outstanding balances at June 30, 2024 and December 31, 2023 was $114,800 for both periods with accrued interest of $7,842 and $8,891, respectively.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble and is payable to Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. Between October 2021 and November 2021, the Company paid a total of $309,867 towards this promissory note. During the year ended December 31, 2023, the Company has repaid back $154,933 related to promissory note. As of June 30, 2024 and December 31, 2023, the outstanding balance is $697,200 for both periods. The Company negotiated with Mr. Donald Wilson to defer the installment payments in the future.

On April 24, 2023, the Company entered into a 13% promissory note in the amount of $75,180 less original issue discount of $8,055 and legal and financing costs of $2,125 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest was payable on or before April 24, 2024. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in 9 payments each in the amount of $9,550 (a total payback to the Holder of $85,953). The first payment shall be due June 15, 2023 with 8 subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this Note into shares of Common Stock. The conversion price shall mean 60% multiplied by the lowest Trading Price for the Common Stock during the 20 Trading Days prior to the Conversion Date (representing a discount rate of 40%). Upon the occurrence of any event of defaults, the note shall be immediately due and payable in an amount equal to 150% default percentage multiplied by the sum of the outstanding principal balance plus accrued interest and default interest. Any failure to deliver the shares upon conversion following a default will result in a unilateral increase of the default percentage to 200%. The Company failed to make the first installment payment due in June 2023 which was considered an event of default and accordingly such promissory note became a convertible note. Consequently, during the year ended December 31, 2023, the Company reclassed the remaining principal balance of $75,180 and the related unamortized debt discount of $8,311 from note payable to a convertible note payable (see Note 6).

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

For the six months ended June 30, 2024 and 2023, amortization of debt discounts related to this promissory note amounted to $0 and $1,869, respectively, which was amortized and included in amortization of debt discount on the accompanying consolidated statements of operations.

Note 9 - Related Party Transactions

Advances from Chief Executive Officer and Accrued Interest

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At June 30, 2024 and December 31, 2023, $625,767 and $364,753 was due to such officer, respectively. Interest expense was accrued at an interest rate of 5% at June 30, 2024. Interest expense incurred was $32,377 for the year ended December 31, 2023.  During the year ended December 31, 2023, the CEO provided advances to the Company for working capital purposes of $460,117 and the Company repaid $270,594 of these advances. During the six months ended June 30, 2024 interest expense incurred was $26,669. During the six months ended June 30, 2024, the CEO provided advances to the Company for working capital purposes of $285,475 and the Company repaid $51,130 of these advances.

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

In April 2022, the Company accrued bonus compensation of $100,000 to the CEO. During the year ended December 31, 2023 and 2022, the Company repaid back $30 and $126,523 of accrued compensation to CEO, respectively. In June 2023, the Company issued 50,000,000 shares of common stock for accrued compensation - CEO and such 50,000,000 shares were subsequently returned to the Company by the CEO in September 2023. As of June 30, 2024 and December 31, 2023, accrued compensation - CEO amounted $657,776 and $542,822, respectively, as reflected in the condensed consolidated balance sheets.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

Loans Payable

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. Jonathan Foltz is one of the majority owners of the 49% in Acquisition Sub, Aphrodite’s Marketing. As of June 30, 2024 and December 31, 2023, the outstanding balance is $127,306 for both periods.

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. As of June 30, 2024 and December 31, 2023, the outstanding balance is $667,562 including accrued interest of $136,781.

Purchases and Accounts Payable

During the six months ended June 30, 2024 and the year ended December 31, 2023, the Company, through the Company’s majority owned subsidiary, Aphrodite’s Marketing and GearBubble Tech, purchased inventory for a total of $0 and $108,412 from an affiliated company which was majority owned (50% interest) by the CEO of the Company. As of June 30, 2024 and December 31, 2023, accounts payable to this affiliated company amounted $61,383 and $120,926 ($59,543 were included in current liabilities of discontinued operations), respectively. In March 2024, the CEO of the Company sold his 50% interest in this affiliated company. Additionally, in March 2024, the CEO of the Company paid the outstanding balance of $59,543 to such affiliated company and was recorded as an advance by the CEO to the Company.

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

Operating Lease Agreements

The Company leased retail space at two different locations. The term of the first lease which is located in Closter, New Jersey is for a ten-year period from July 2014 to April 2024 starting with a monthly base rent of $1,200. The base rent is subject to an annual increase as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. The second lease which is located in Atlantic City, New Jersey had a contingent rental based on 10% of sales and such lease ended in September 2023. Contingent rentals were not included in operating lease liabilities. In April 2024, the Company exercised its right to renew for another five-year period from May 1, 2024 to April 30, 2029 with a monthly base rent ranging from $1,800 to $2,280 during the five-year term. The Company recorded right-of-use assets and operating lease liabilities of $95,248 related to the renewal of this lease agreement.

The Company’s leases generally do not provide an implicit rate, and therefore the Company used its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rate of 10%. The Company estimated its incremental borrowing rate based on its credit quality, line of credit agreement and by comparing interest rates available in the market for similar borrowings.

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

JUNE 30, 2024 AND 2023

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

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the unaudited consolidated balance sheet as of June 30, 2024:

Year 2024 - remainder	$22,200
Year 2025	45,770
Year 2026	47,284
Year 2027	46,141
Year 2028	30,871
Year 2029	6,840
Total minimum lease payments	199,106
Less amounts representing interest	(33,967)
Present value of net minimum lease payments	165,139
Less current portion	(27,473)
Long-term capital lease obligation	$137,666

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

JUNE 30, 2024 AND 2023

(UNAUDITED)

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 1,000,000 post-split shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. As of December 31, 2021, the Company did not meet the prerequisite related to the effectiveness of an S-8 Registration Statement. As of September 30, 2022, the Company met the prerequisite related to the effectiveness of an S-8 Registration Statement. The 1,000,000 post-split shares of common stock have not been issued to the CEO and have been recorded as common stock issuable as of June 30, 2024 and December 31, 2023.

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

Conversion. The Series A Preferred stock in non-convertible.

As of June 30, 2024 and December 31, 2023, there were 75 shares of Series A Preferred Stock issued and outstanding. The Company’s CEO owns 75 shares of shares of the Series A Preferred Stock.

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

JUNE 30, 2024 AND 2023

(UNAUDITED)

Designation. The Company had designated 49 shares which was amended and increased from 49 to 4,900 shares of preferred stock as Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock has a par value of $0.00001 per share and a stated value of $100.

Dividends. Holders of Series B Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on March, June 30, September 30, and December 31 of each year, commencing on the Issuance Date, cumulative dividends on the Series B Preferred Stock at the rate per share (as a percentage of the Stated Value per share) equal to two percent (2%) per annum on the Stated Value., payable in additional shares of Series B Preferred Stock. So long as any shares of Series B Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of eighty percent (80%) of the shares of Series B Preferred Stock then outstanding (the “Requisite Holders), redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities (as defined in Section 7), nor shall the Company directly or indirectly pay or declare any dividend or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption (through a sinking fund or otherwise) of any Junior Securities.

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

As of June 30, 2024 and December 31, 2023, there were 3,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

JUNE 30, 2024 AND 2023

(UNAUDITED)

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

As of June 30, 2024 and December 31, 2023, there were no shares of Series C Convertible Preferred Stock issued and outstanding.

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

JUNE 30, 2024 AND 2023

(UNAUDITED)

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

As of June 30, 2024 and December 31, 2023, there were 896,266 and 920,966 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

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

JUNE 30, 2024 AND 2023

(UNAUDITED)

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

As of June 30, 2024, there were 317,000 shares of Series E Preferred Stock issued and outstanding which is classified as a liability for $634,000 as reflected in the unaudited condensed consolidated balance sheet.

Dividends on Preferred Stock

As of June 30, 2024 and December 31, 2023, accrued and unpaid dividends related to the Series B, C, D and E Preferred Stock amounted $178,827 and $105,832, respectively and was included in accounts payable and accrued liabilities as reflected in the unaudited condensed consolidated balance sheets. During the six months ended June 30, 2024 and 2023, total dividends recorded amounted to $73,302 and $21,928, respectively as reflected in the unaudited condensed consolidated statements of stockholders’ deficit.

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

On July 30, 2024, the Company received written consents in lieu of a meeting of Stockholders from holders of 75% of the total issued and outstanding shares of voting securities of the Company and written consents in lieu of a meeting of our Company’s Board of Directors approving such actions as are necessary for the Company to proceed to, and the Company accordingly intends to, effectuate a reverse stock split of the Company’s issued and outstanding shares of Common Stock in the range between 1 for 10,000 and 1 for 15,000. The final size of the Reverse Stock Split will be decided by management during the FINRA review process.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

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

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2023	32,595,983	$0.07	6.53
Granted	-	-	-
Exercised	-	-	-
Balance at June 30, 2024	32,595,983	$0.07	6.03
Warrants exercisable at June 30, 2024	32,595,983	$0.07	6.03

At June 30, 2024, the aggregate intrinsic value of warrants outstanding was $3,260.

Note 12 - Discontinued Operations - Aphrodite’s Marketing

Aphrodite’s Marketing, Inc.

In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. On June 19, 2024, the Company entered into a Purchase Agreement with a buyer to purchase all the assets of Aphrodite’s Marketing. The total purchase price for the purchased assets shall be $1,000,000. The release of funds from the escrow account to the Company shall be contingent upon the satisfactory completion of all conditions precedent as detailed in the Purchased Agreement. As of June 30, 2024, the closing of this sale has not yet finalized and the buyer has not obtained control of the purchased assets (see Note 1).

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

	Six Months Ended June 30, (Unaudited)
	2024	2023
Revenues	$13,144	$787,601
Cost of goods sold	-	266,015
Gross profit	13,144	521,586
Operating expenses:
Selling and marketing expenses	17,457	464,617
Professional and consulting expenses	-	279,323
Compensation and related expenses	-	500
General and administrative expenses	13,091	165,262
Total operating expenses	30,548	909,702
Operating loss	(17,404)	(388,116)
Other (income) expense
Interest expense	5,261	287,750
Other expense, net	-	(229,039)
Other (income) expense	5,261	58,711
Net loss from discontinued operations (before non-controlling interest)	$(22,665)	$(446,827)

Assets and liabilities of Aphrodite’s Marketing included:

	June 30, 2024	December 31, 2023

Total current assets of discontinued operations	$-	$-

Current liabilities:
Accounts payable and accrued liabilities	$791,281	$975,721
Notes payable - current portion (see details below)	5,912	1,805
Loans and advances payable including accrued interest (see details below)	1,415,843	1,415,843
Total current liabilities of discontinued operations	2,213,036	2,393,369

Note payable - long-term liabilities of discontinued operations (see details below)	144,088	148,196

Working capital deficit	(2,213,036)	(2,393,369)

The above loans and advances payable of Aphrodite’s Marketing consisted of the following:

	June 30, 2024	December 31, 2023
Principal amount	$880,822	$880,822
Accrued interest	535,021	535,021
Loans and advances payable	$1,415,843	$1,415,843

Clear Finance Technology Corporation (“Clearbanc”)

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a capital advance agreement with Clearbanc, an e-commerce platform provider. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $227,517 with Clearbanc. During the year ended December 31, 2021, the Company received $526,620 and repaid back $577,507 related to this capital advance agreement. The loan or advance is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $200,930 including accrued interest of $24,300. During the year ended December 31, 2022, the Company received $297,500 and repaid back $498,430 related to this capital advance agreement. As of June 30, 2024 and December 31, 2023, the outstanding balance is $0.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a merchant loan agreement with Shopify, an e-commerce platform provider with a daily remittance rate of 17% for a loan amount of $36,160. During the year ended December 31, 2023, the Company has received $32,000 (net of debt cost of $4,160 which was amortized immediately to interest expense) and repaid back $1,698 related to this merchant loan agreement. The loan or advance is non-interest bearing, due on demand and are secured by all of the assets of Aphrodite’s Marketing. As of June 30, 2024 and December 31, 2023, the outstanding balance is $34,462 for both periods.

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, has a loan with Jonathan Foltz, the President and CEO of Digital Age Business. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $75,500 with Jonathan Foltz. During the year ended December 31, 2021, the Company received $31,636 and repaid back $25,000 related to this loan. The loan is non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance is $82,136. During the year ended December 31, 2022, the Company received $90,150 and repaid back $25,239 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide (see below) has assumed $65,513 of this loan. During the year ended December 31, 2023, the Company received $68,016 and repaid back $22,244 related to this loan. As of June 30, 2024 and December 31, 2023, the outstanding balance is $127,306 for both periods.

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $545,720 with Nationwide. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. During the year ended December 31, 2021, the Company repaid back $30,000 related to this loan. As of December 31, 2021, the outstanding balance is $573,750 including accrued interest of $58,030. During the year ended December 31, 2022, the Company repaid back $150,000 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide has assumed a total of $106,000 of loans related to Digital Age Business and Jonathan Foltz (see above). As of December 31, 2022, the outstanding balance is $608,500 including accrued interest of $77,718. As of June 30, 2024 and December 31, 2023, the outstanding balance is $667,562 including accrued interest of $137,813 for both periods.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

Bluevine Capital, Inc.

In August 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Bluevine Capital, Inc. (“Bluevine”) for up to a loan amount of $200,000. The loan bears weekly interest rate of 0.54% and an upfront fee of 1.6% which were deducted from the loan amount. The loans are repaid in 26 weekly installments from the date of the loan.  During the year ended December 31, 2022, the Company has drawn a total loan of $200,000 and repaid back $112,412. As of December 31, 2022, the outstanding balance is $87,588. During the year ended December 31, 2023, the Company has drawn a total loan of $75,000 and repaid back $93,606. As of June 30, 2024 and December 31, 2023, the outstanding balance is $85,631 for both periods.

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

During the year ended December 31, 2023, interest expense incurred related to these advances amounted to $95,703 and repaid back $29,000. As of June 30, 2024 and December 31, 2023, the total outstanding balance is $157,274 for both periods.

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

During the year ended December 31, 2023, repaid back $100,998 related to this loan. During the year ended December 31, 2023, interest expense incurred related to this advance amounted to $45,308. As of June 30, 2024 and December 31, 2023, the outstanding balance is $69,243 for both periods.

Parkside Funding Group LLC

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a purchase and sale of future receipt agreement with Parkside Funding Group LLC. Under the agreement, the Company sold an aggregate of $217,500 in future receipt or receivables for a purchase amount of $150,000. The aggregate principal amount is payable in daily instalments of $1,977 until such time that the obligation is fully satisfied for approximately 4 months. This loan is guaranteed by the CEO of the Company and Jonathan Foltz. During the year ended December 31, 2023,

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

(UNAUDITED)

the Company received $142,500 (net of debt cost fee of $7,500 which was amortized immediately to interest expense) and repaid back $68,046 related to this loan. During the year ended December 31, 2023, interest expense incurred related to this loan amounted to $67,501. As of June 30, 2024 and December 31, 2023, the outstanding balance is $149,455 for both periods.

Marcus by Goldman Sachs

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Marcus by Goldman Sachs (“Marcus”) for up to a loan amount of $125,000. The loan bears an annual interest rate of 9.99%. The amount due is 2% of the principal balance plus any fees and amounts that weren’t paid during the prior statement periods. During the repayment period, the amount due is the total outstanding balance at the end of the draw period divided into 26 equal payments that, if made in-full and on-time, bring the balance to zero over the next year. During the year ended December 31, 2023, the Company has drawn a total loan of $136,049 and repaid back $16,517. During the year ended December 31, 2023, interest expense incurred related to this loan amounted to $5,380. As of June 30, 2024 and December 31, 2023, the outstanding balance is $124,912 for both periods.

Note Payable

The above note payable of Aphrodite’s Marketing consisted of the following:

	June 30, 2024	December 31, 2023
Principal amount	$150,000	$150,000
Less: current portion	(5,912)	(1,805)
Notes payable - long term portion	$144,088	$148,196

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2024 - remainder	$8,772
Year ended December 31, 2025	8,772
Year ended December 31, 2026	8,772
Year ended December 31, 2027	8,772
Year ended December 31, 2028	8,772
Year ended December 31, 2029 and thereafter	106,140
Total principal payments	$150,000

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $150,000 related to this SBA Loan. Pursuant to the SBA Loan Agreement, the Company received an advance of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bears an interest rate of 3.75% per annum which accrues from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. The outstanding balance at December 31, 2022 was $150,000 with accrued interest of $14,627. During the year ended December 31, 2023, the Company did not pay the installment payments. The outstanding balance at December 31, 2023 was $150,000 with accrued interest of $20,550. The outstanding balance at June 30, 2024 was $150,000 with accrued interest of $23,774.

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

On February 10, 2021, Bergio International, Inc. entered into an Acquisition Agreement with Digital Age Business, Inc., a Florida corporation, (“Digital Age Business”), pursuant to which the shareholders of Digital Age Business  agreed to sell all of the assets and liabilities of its Aphrodite’s business to a recently formed subsidiary of the Company known as Aphrodite’s Marketing, Inc., a Wyoming corporation in exchange for created Series B Preferred Stock of the Company, which collectively, shall be convertible at Shareholders’ option, at any time, in whole or in part, into that number of shares of common stock of the Company which shall equal thirty percent (30%) of the total issued and outstanding common stock of the Company (as determined at the earlier of (i) the date of conversion of the Series B Preferred Stock; and (ii) eighteen (18) months following the Closing). We owned 51% of Aphrodite’s Marketing, Inc. On June 29, 2024, the Company and the owners of the 49% interest in Aphrodite’s Marketing (the “Assignors”) entered into an Assignment of Interest and Assets Agreement (the “Assignment Agreement”) whereby the Assignors agreed to transfer their 49% interest in Aphrodite’s Marketing to the Company. Consequently, the Company owns 100% of Aphrodite’s Marketing as a result of the Assignment Agreement.

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

Aphrodite’s Marketing and GearBubble Tech were expected to increase our online presence and provide for expansion of the Bergio Brand. Aphrodite’s Marketing was a one-stop shop for jewelry, gifts, and surprises for any occasion. In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. On June 19, 2024, the Company entered into a Purchase Agreement with a buyer to purchase all the assets of Aphrodite’s Marketing. The total purchase price for the purchased assets shall be $1,000,000. The release of funds from the escrow account to the Company shall be contingent upon the satisfactory completion of all conditions precedent as detailed in the Purchased Agreement. As of June 30, 2024, the closing of this sale has not yet finalized and the buyer has not obtained control of the purchased assets.

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

The Company’s retail operations were and may continue to be affected by the COVID-19 which in March 2020, was declared a pandemic by the World Health Organization. Although it has been 4 years since the outbreak of COVID-

19, the ultimate disruption which may be caused by a future outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

Results of Operations

Overview

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Three Months Ended
	June 30, 2024	June 30, 2023	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$728,683	$1,079,598	$(350,915)	(32.50)%

Cost of revenues	543,954	522,975	20,979	4.01%

Gross profit	$184,729	$556,623	$(371,894)	(66.81)%

Gross profit as a % of sales	25.35%	51.56%

	Six Months Ended
	June 30, 2024	June 30, 2023	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$1,353,538	$2,010,184	$(656,646)	(32.67)%

Cost of revenues	984,198	1,111,973	(127,775)	(11.49)%

Gross profit	$369,340	$898,211	$(528,871)	(58.88)%

Gross profit as a % of sales	27.29%	44.68%

Net Revenues

Net revenues for the three months ended June 30, 2024 which amounted to $726,683 decreased by $350,915 as compared to $1,079,598 for the three months ended June 30, 2023. Net revenues for the six months ended June 30, 2024 which amounted to $1,353,538 decreased by $656,646 as compared to $2,010,184 for the six months ended June 30, 2023. The decrease in total net revenues during the three and six months ended June 30, 2024, was primarily due to the decrease in revenues of our majority owned subsidiary, GearBubble, primarily due to declining memberships in our GearBubble software as a service offering.

Cost of Revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out, costs associated with operation and maintenance of the Company’s platform. Cost of revenues for the three months ended June 30, 2024 which amounted to $543,954 increased by $20,979 as compared to $522,975 for the three months ended June 30, 2023. Cost of revenues for the six months ended June 30, 2024 which amounted to $984,198 decreased by $127,775 as compared to $1,111,973 for the six months ended June 30, 2023. This decrease during the six months ended June 30, 2024 is primarily attributable to the decrease in net revenues as discussed above.

Gross Profit

Gross profit decreased by $371,894 to $184,729 for the three months ended June 30, 2024 as compared to $556,623 for the three months ended June 30, 2023. Gross profit decreased by $528,871 to $369,340 for the six months ended

June 30, 2024 as compared to $898,211 for the six months ended June 30, 2023. This decrease is primarily attributable to the decrease in net revenues as discussed above.

Operating Expenses

Operating expenses decreased by $246,871 to $485,566 for the three months ended June 30, 2024 as compared to $732,437 for the six months ended June 30, 2023. The decrease was primarily attributable to i) decrease professional and consulting expenses of $135,561 primarily related to decrease in consulting and contractor fees ii) decrease in compensation and related taxes of $53,501 primarily related to the decrease in number of employees iii) decrease in general and administrative expenses of $60,388.

Operating expenses decreased by $363,936 to $1,015,620 for the six months ended June 30, 2024 as compared to $1,379,556 for the six months ended June 30, 2023. The decrease was primarily attributable to i) decrease in selling and marketing expenses of $10,286 primarily attributable to decrease in advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) decrease professional and consulting expenses of $164,486 primarily related to decrease in consulting and contractor fees iii) decrease in compensation and related taxes of $87,815 primarily related to the decrease in number of employees iv) decrease in general and administrative expenses of $101,349. The overall decrease in operating expenses were due to the cost-cutting measures made during the three and six months ended June 30, 2024.

Loss from Operations

As a result of the above, we had a loss from operations of $300,837 for the three months ended June 30, 2024 as compared to a loss from operations of $175,814 for the three months ended June 30, 2023. As a result of the above, we had a loss from operations of $646,280 for the six months ended June 30, 2024 as compared to a loss from operations of $481,345 for the six months ended June 30, 2023.

Other Income (Expenses), net

For the three months ended June 30, 2024, the Company had other income (expenses), net of $98,634 as compared to other expenses, net of $(401,388) for the six months ended June 30, 2023, a decrease of $500,022 in other expense, net. The decrease in other expense, net is primarily attributed to the increase in gain from change in fair value of derivative liabilities of $126,386, decrease in derivative expense of $351,712, decrease in amortization of debt discount of $130,059 offset by decrease in gain from extinguishment of debt of $40,304 and decrease in interest expense of $68,211. This decrease is primarily attributable to the decrease in convertible instruments that contain embedded conversion options and decrease in issuance of new convertible notes during the period.

For the six months ended June 30, 2024, the Company had other income (expenses), net of $99,010 as compared to other expenses, net of $(582,329) for the six months ended June 30, 2023, a decrease of $681,339 in other expense, net. The decrease in other expense, net is primarily attributed to the increase in gain from change in fair value of derivative liabilities of $289,028, decrease in derivative expense of $351,712, decrease in amortization of debt discount of $122,878 offset by decrease in gain from extinguishment of debt of $20,880 and decrease in interest expense of $62,871. This decrease is primarily attributable to the decrease in convertible instruments that contain embedded conversion options and decrease in issuance of new convertible notes during the period.

Losses before non-controlling interest from continuing operations

As a result of the above, we had a loss from continuing operations of $202,203 for the three months ended June 30, 2024 as compared to a loss from continuing operations of $577,202 for the three months ended June 30, 2023. As a result of the above, we had a loss from continuing operations of $547,270 for the six months ended June 30, 2024 as compared to a loss from continuing operations of $1,063,674 for the six months ended June 30, 2023.

Income (Loss) before non-controlling interest from discontinued operations

We had a loss from discontinued operations of $9,588 for the three months ended June 30, 2024 as compared to an income from discontinued operations of $48,676 for the three months ended June 30, 2023. We had a loss from discontinued operations of $22,665 for the six months ended June 30, 2024 as compared to a loss from discontinued operations of $446,827 for the six months ended June 30, 2023.

In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. On June 19, 2024, the Company entered into a Purchase Agreement with a buyer to purchase all the assets of Aphrodite’s Marketing. The total purchase price for the purchased assets shall be $1,000,000. The release of funds from the escrow account to the Company shall be contingent upon the satisfactory completion of all conditions precedent as detailed in the Purchased Agreement. As of June 30, 2024, the closing of this sale has not yet finalized and the buyer has not obtained control of the purchased assets.

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

	Three Months Ended June 30, (Unaudited)
	2024	2023
Revenues	$-	$329,824
Cost of goods sold	-	86,352
Gross profit	-	243,472
Operating expenses:
Selling and marketing expenses	-	135,461
Professional and consulting expenses	-	57,130
Compensation and related expenses	-	304
General and administrative expenses	6,287	77,143
Total operating expenses	6,287	270,038
Operating loss	(6,287)	(26,566)
Other (income) expense
Interest expense	3,301	155,526
Other expense, net	-	(230,768)
Other income (expense)	(3,301)	75,242
Net loss from discontinued operations (before non-controlling interest)	$(9,588)	$48,676

	Six Months Ended June 30, (Unaudited)
	2024	2023
Revenues	$13,144	$787,601
Cost of goods sold	-	266,015
Gross profit	13,144	521,586
Operating expenses:
Selling and marketing expenses	17,457	464,617
Professional and consulting expenses	-	279,323
Compensation and related expenses	-	500
General and administrative expenses	13,091	165,262
Total operating expenses	30,548	909,702
Operating loss	(17,404)	(388,116)
Other (income) expense
Interest expense	5,261	287,750
Other expense, net	-	(229,039)
Other income (expense)	(5,261)	(58,711)
Net loss from discontinued operations (before non-controlling interest)	$(22,665)	$(446,827)

Net Loss Attributable to Bergio International, Inc. from Continuing Operations

We had net loss attributable to Bergio International, Inc. from continuing operations of $150,490 for the three months ended June 30, 2024 as compared to $599,215 for the three months ended June 30, 2023. We had net loss attributable to Bergio International, Inc. from continuing operations of $402,249 for the six months ended June 30, 2024 as compared to $1,004,005 for the six months ended June 30, 2023.

Net Loss Attributable to Bergio International, Inc. from Discontinued Operations

We had net income (loss) attributable to Bergio International, Inc. from discontinued operations of $(4,890) for the three months ended June 30, 2024 as compared to $49,416 for the three months ended June 30, 2023. We had net loss attributable to Bergio International, Inc. from discontinued operations of $11,559 for the six months ended June 30, 2024 as compared to $212,849 for the six months ended June 30, 2023.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2024, compared to December 31, 2023:

	June 30, 2024	December 31, 2023	Increase/ (Decrease)
Current Assets	$1,349,058	$1,689,876	$(340,818)

Current Liabilities	$6,327,419	$6,040,890	$286,529

Working Capital Deficit	$(4,978,361)	$(4,351,014)	$627,347

Our working capital deficit was $4,978,361 at June 30, 2024 as compared to working capital deficit of $4,351,014 at December 31, 2023. This increase in working capital deficit is primarily attributed to the increase in liabilities.

During the six months ended June 30, 2024, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.

Cash used in operating activities: For the six months ended June 30, 2024, the Company used $140,775 in cash for continuing operations as compared to $197,516 in cash used for continuing operations for the six months ended June 30, 2023. The cash used in operations is primarily attributed to net loss attributable to Bergio International, Inc. from continuing operations of $402,249, amortization of debt discount of $51,783, depreciation of $8,560, and increase in changes in operating assets and liabilities of $523,138 primarily attributable to increase in accounts payable and accrued liabilities of $168,686, increase in accrued compensation of $114,954, decrease in accounts receivable of $14,423 and decrease in inventory of $225,358 offset by non-controlling interest from continuing operations of $145,021, change in fair value of derivative liabilities of $236,262, and gain from extinguishment of debt of $19,424. For the six months ended June 30, 2024, the Company used $207,106 in cash for discontinued operations.

Cash used in operating activities: For the six months ended June 30, 2023, the Company used $197,516 in cash used for continuing operations. The cash used in operations is primarily attributed to net loss attributable to Bergio International, Inc. from continuing operations of $1,004,005, amortization of debt discount of $174,661, depreciation of $18,952, derivative expense of $351,712, change in fair value of derivative liabilities of $52,766, and increase in changes in operating assets and liabilities of $298,378 primarily attributable to increase in accounts payable and accrued liabilities of $240,064, increase in accrued compensation of $88,932, decrease in inventory of $5,005 offset by increase in accounts receivable of $12,147 and non-controlling interest from continuing operations of $59,669. For the six months ended June 30, 2023, the Company used $399,310 in cash for discontinued operations.

Cash used in investing activities.

The Company used $0 in cash for investing activities for the six months ended June 30, 2024 as compared to $4,900 of cash in investing activities for purchase of property and equipment for the six months ended June 30, 2023.

Cash provided financing activities.

Cash provided by financing activities from continuing operations for the six months ended June 30, 2024 was $234,345 and was primarily the result of advance from CEO, net of $234,345. Cash provided by financing activities from discontinued operations for the six months ended June 30, 2024 was $0.

Cash provided by financing activities from continuing operations for the six months ended June 30, 2023 was $375,057 and was primarily the result of advance from CEO, net of $103,949 and received proceeds from notes of $130,000.

Cash provided by financing activities from discontinued operations for the six months ended June 30, 2023 was $141,108.

Our indebtedness is comprised of various convertible debt, notes payable, loans payable, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of June 30, 2024, principal amounts under the convertible notes payable was $158,947, net of debt discount of $9,750 including put premiums of $158,947.

Notes Payable

The Company has total notes payable of $699,358 classified as current portion and total notes payable - long term portion of $112,642 at June 30, 2024.

Mandatorily Redeemable Preferred Stock

The Company has mandatorily redeemable preferred stock liability of $634,000 at June 30, 2024.

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

The Company has suffered recurring losses and has an accumulated deficit of approximately $24.3 million as of June 30, 2024. As of June 30, 2024, the Company has $158,947 in principal amounts of convertible notes, notes payable (current and long-term portion) of $812,000, current liabilities of discontinued operations of $2,213,036 and $634,000 in mandatorily redeemable preferred stock liability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

BERGIO INTERNATIONAL, INC.

Date: August 14, 2024	By:	/s/ Berge Abajian
	Name:	Berge Abajian
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)