Form 10-Q
period 2024-09-30
Bergio International, Inc.
filed 2024-11-14
CIK 1431074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of November 14, 2024 there were 2,898,329,407 shares outstanding of the registrant’s common stock.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS:

Current assets:
Cash	$48,430	$151,553
Cash held in escrow	147,290	-
Accounts receivable	765	19,433
Note receivable	500,000	-
Inventory	1,263,892	1,516,990
Prepaid expenses and other current assets	7,900	1,900
Total current assets	1,968,277	1,689,876

Property and equipment, net	6,326	19,037
Goodwill	2,780,897	2,780,897
Operating lease right of use assets	157,434	87,001
Investment in unconsolidated affiliate	8,082	6,603

Total Assets	$4,921,016	$4,583,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable and accrued liabilities	$1,168,876	$860,908
Bank overdraft	8,645	-
Accrued compensation - CEO	715,253	542,822
Notes payable - current portion, net of debt discount	699,378	699,834
Convertible notes payable, net of debt discount and includes put premiums	352,174	87,084
Mandatorily redeemable Preferred Stock Series E - $2.00 stated value, 2,500,000 shares designated and authorized, 317,000 and none issued and outstanding at September 30, 2024 and December 31, 2023, respectively	634,000	634,000
Advances from CEO and accrued interest	609,433	364,753
Derivative liabilities	39,556	434,515
Operating lease liabilities - current	28,850	23,605
Current liabilities of discontinued operations	1,035,967	2,393,369
Total current liabilities	5,292,132	6,040,890

Long-term liabilities:
Notes payable - long-term	112,622	112,166
Operating lease liabilities - long-term	128,584	63,396
Long-term liabilities of discontinued operations	-	148,196
Total long-term liabilities	241,206	323,758

Total Liabilities	5,533,338	6,364,648

Commitments and contingencies	-	-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- CONTINUED -

	September 30, 2024	December 31, 2023
	(Unaudited)
Stockholders’ (deficit) equity
Preferred stock 10,000,000 shares authorized Series A preferred stock - $0.001 par value, 75 shares authorized, 75 and 75 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Convertible Series B preferred stock - $0.00001 par value, 4,900 shares authorized, 3,000 and 3,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively ($100 per share liquidation value)	-	-
Convertible Series C preferred stock - $0.00001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively ($100 per share liquidation value)	-	-
Convertible Series D preferred stock - $0.00001 par value, 2,500,000 shares authorized, 896,266 and 920,966 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively ($1.00 per share liquidation value)	9	10
Common stock, $0.00001 par value; 25,000,000,000 shares authorized, 2,898,329,407 and 2,101,629,305 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	28,983	21,016
Common stock issuable (1,000,000 and 64,575,052 shares as of September 30, 2024 and December 31, 2023, respectively)	10	646
Additional paid-in capital	26,178,074	26,105,389
Accumulated deficit	(22,473,058)	(23,769,761)
Total Bergio International, Inc. stockholders’ equity	3,734,018	2,357,300

Non-controlling interest in subsidiaries	(4,346,340)	(4,138,534)

Total Stockholders’ deficit	(612,322)	(1,781,234)

Total Liabilities and Stockholders’ Deficit Equity	$4,921,016	$4,583,414

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Net revenues	$684,571	$767,060	$2,038,109	$2,777,244

Cost of revenues	424,080	487,162	1,408,278	1,599,135

Gross profit	260,491	279,898	629,831	1,178,109

Operating expenses:
Selling and marketing expenses	10,099	27,765	69,031	96,983
Professional and consulting expenses	198,063	277,190	724,067	967,680
Compensation and related expenses	111,330	168,757	355,725	500,967
General and administrative expenses	79,860	128,314	266,149	415,952
Total operating expenses	399,352	602,026	1,414,972	1,981,582

Loss from operations	(138,861)	(322,128)	(785,141)	(803,473)

Other income (expenses)
Interest expense	(26,271)	(21,372)	(132,621)	(64,851)
Derivative expense	-	(174,190)	-	(525,902)
Amortization of debt discount	(6,440)	(67,663)	(58,223)	(242,324)
Loss from foreign currency transactions	(68)	(16)	(471)	(31)
Change in fair value of derivative liabilities	4,326	171,852	240,588	119,086
Interest income	7	2	388	2
Other income	-	2,127	1,479	2,127
Gain from extinguishment of debt, net	-	74,928	19,424	115,232
Total other income (expenses), net	(28,446)	(14,332)	70,564	(596,661)

Loss before provision for income taxes	(167,307)	(336,460)	(714,577)	(1,400,134)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(167,307)	(336,460)	(714,577)	(1,400,134)

Discontinued operations:
Gain on disposal of discontinued operations	1,000,000	-	1,000,000	-
Income (loss) before non-controlling interest from discontinued operations	1,000,201	(159,065)	977,536	(605,892)
Total income (loss) from discontinued operations	2,000,201	(159,065)	1,977,536	(605,892)

Net income (loss)	$1,832,894	$(495,525)	$1,262,959	$(2,006,026)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

- CONTINUED -

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Less: Income (loss) attributable to non-controlling interest from continuing operations	$(51,679)	$(90,436)	$(196,700)	$(150,105)
Less: Loss attributable to non-controlling interest from discontinued operations	-	(77,940)	(11,106)	(311,918)

Loss attributable to non-controlling interest	(51,679)	(168,376)	(207,806)	(462,023)

Net loss attributable to Bergio International, Inc. from continuing operations	(115,628)	(246,024)	(517,877)	(1,250,029)
Net income (loss) attributable to Bergio International, Inc. from discontinued operations	2,000,201	(81,125)	1,988,642	(293,974)

Net income (loss) attributable to Bergio International, Inc.	1,884,573	(327,149)	1,470,765	(1,544,003)

Deemed dividend	-	(7,623)	(63,706)	(7,623)

Net income (loss) available to Bergio International, Inc. common stockholders	$1,884,573	$(334,772)	$1,407,059	$(1,551,626)

Net income (loss) per common share: basic and diluted
Continuing operations	(0.00)	(0.00)	(0.00)	(0.03)
Discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	2,899,329,407	105,885,217	2,800,906,608	49,462,273

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	75	$-	3,000	$-	1,274,000	$13	12,316,954	$123	1,000,000	$10	$26,102,888	$(19,605,358)	$(1,545,389)	$4,952,287

Series D preferred stock exchange for Series E preferred stock	-	-	-	-	(317,000)	(3)	-	-	-	-	3	-	-	-
Reclassification of Series E preferred stock to mezzanine debt	-	-	-	-	-	-	-	-	-	-	(317,000)	-	-	(317,000)
Fractional shares due to 1:500 reverse stock split	-	-	-	-	-	-	2,568	-	-	-	-	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(10,903)	-	(10,903)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(667,055)	(314,920)	(981,975)
Balance, March 31, 2023	75	-	3,000	-	957,000	10	12,319,522	123	1,000,000	10	25,785,891	(20,283,316)	(1,860,309)	3,642,409

Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	11,751,753	118	-	-	21,740	-	-	21,858
Issuance of common stock for accrued compensation - CEO	-	-	-	-	-	-	50,000,000	500	-	-	99,500	-	-	100,002
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(11,025)	-	(11,025)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(549,799)	21,273	(528,526)
Balance, June 30, 2023	75	-	3,000	-	957,000	10	74,071,275	741	1,000,000	10	25,907,131	(20,844,140)	(1,839,036)	3,224,716

Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	125,446,273	1,254	11,300,000	113	36,263	-	-	37,630
Return of common stock previously issued for accrued compensation - CEO	-	-	-	-	-	-	(50,000,000)	(500)	-	-	(99,500)	-	-	(100,000)
Issuance of common stock for conversion of Series D preferred stock accrued dividends	-	-	-	-	-	-	3,642,857	36	-	-	8,862	(7,623)	-	1,275
Stock warrants granted in connection with convertible notes	-	-	-	-	-	-	-	-	-	-	5,512	-	-	5,512
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(9,871)	-	(9,871)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(327,149)	(168,376)	(495,525)
Balance, September 30, 2023	75	$-	3,000	$-	957,000	$10	153,160,405	$1,531	12,300,000	$123	$25,858,268	$(21,188,783)	$(2,007,412)	$2,663,737

Balance, December 31, 2023	75	-	3,000	-	920,966	10	2,101,629,305	21,016	64,575,052	646	26,105,389	(23,769,761)	(4,138,534)	(1,781,234)

Issuance of common stock for common stock issuable	-	-	-	-	-	-	63,575,052	636	(63,575,052)	(636)	-	-	-	-
Issuance of common stock for debt conversion including accrued interest and fees	-	-	-	-	-	-	291,836,957	2,918	-	-	13,084	-	-	16,002
Issuance of common stock for conversion of Series D preferred stock accrued dividends	-	-	-	-	(24,700)	(1)	441,288,093	4,413	-	-	59,601	(63,706)	-	307
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(36,651)	-	(36,651)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(258,428)	(99,716)	(358,144)
Balance, March 31, 2024	75	$-	3,000	$-	896,266	$9	2,898,329,407	$28,983	1,000,000	$10	$26,178,074	$(24,128,546)	$(4,238,250)	$(2,159,720)

Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(36,651)	-	(36,651)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(155,380)	(56,411)	(211,791)
Balance, June 30, 2024	75	$-	3,000	$-	896,266	$9	2,898,329,407	$28,983	1,000,000	$10	$26,178,074	$(24,320,577)	$(4,294,661)	$(2,408,162)

Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(37,054)	-	(37,054)
Net loss	-	-	-	-	-	-	-	-	-	-	-	1,884,573	(51,679)	1,832,894
Balance, September 30, 2024	75	$-	3,000	$-	896,266	$9	2,898,329,407	$28,983	1,000,000	$10	$26,178,074	$(22,473,058)	$(4,346,340)	$(612,322)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Bergio International, Inc. from continuing operations	$(517,877)	$(1,250,029)
Adjustments to reconcile net loss to net cash used in operating activities - continuing operations
Non-controlling interest in subsidiaries	(196,700)	(150,105)
Depreciation expense	12,712	28,485
Amortization of debt discount	58,223	242,324
Derivative expense	-	525,902
Change in fair value of derivative liabilities	(240,588)	(119,086)
Gain from extinguishment of debt	(19,424)	(115,232)
Non-cash interest expense	37,590	-
Accretion of put premium	24,000	-
Amortization of right of use assets	24,815	9,993
Change in operating assets and liabilities:
Accounts receivable	18,668	27,090
Inventory	253,098	61,409
Prepaid expenses and other current assets	18,000	(12,845)
Investment in unconsolidated affiliate	(1,479)	-
Accounts payable and accrued liabilities	242,368	43,879
Bank overdraft	8,645	(7,637)
Accrued compensation - CEO	172,431	148,239
Operating lease obligations	(24,815)	(9,994)
NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(130,333)	(577,607)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(175,350)	(217,808)
TOTAL NET CASH USED IN OPERATING ACTIVITIES	(305,684)	(795,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,900)
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS	-	(4,900)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	320,205	-
TOTAL NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	320,205	(4,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	65,000
Proceeds from convertible notes, net of debt issuance cost	-	75,000
Advance from (payments to) Chief Executive Officer, net	202,561	192,783
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	202,561	332,783
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	(320,205)	141,208
TOTAL NET CASH PROVIDED BY FINANCING ACTIVITIES	(117,644)	473,991

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(103,123)	(326,324)
CASH AND CASH EQUIVALENTS - beginning of year	151,553	373,507
CASH AND CASH EQUIVALENTS - end of period	$48,430	$47,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

- CONTINUED -

	For the Nine Months Ended September 30,
	2024	2023

Non-cash investing and financing activities:
Issuance of common stock issued for convertible debt, loans payable, and accrued interest	$13,670	$59,488
Issuance of common stock issued for accrued dividends	$307	$1,275
Debt discount in connection with the issuance of stock warrants	$-	$5,512
Deemed dividend upon conversion of Series D preferred stock and accrued dividends	$63,706	$7,623
Initial amount of ROU asset and related liability	$95,248	$81,213
Initial derivative liability recorded in connection with convertible notes payable	$-	$252,488
Reclassification of derivative liability into put premium as stock settled debt	$134,947	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

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

In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. On June 19, 2024, the Company entered into a Purchase Agreement (the “Purchased Agreement”) with a buyer to purchase all the assets of Aphrodite’s Marketing. The total purchase price for the purchased assets was $1,000,000

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

(“Purchase Price”). The buyer agreed to deliver $500,000 of the Purchase Price via wire transfer to an escrow agent on the effective date of this Agreement, and the balance in the form of a promissory note (the “Note”) which shall be payable in one lump sum payment to the Company. The buyer shall commit to making this payment as soon as practicable, but no later than December 30, 2024. The release of funds from the escrow account to the Company shall be contingent upon the satisfactory completion of all conditions precedent as detailed in the Purchased Agreement. In July 2024, the buyer delivered the $500,000 to the escrow agent and has released $352,710 to the Company from July 2024 to September 2024. In August 2024, the Company closed the sale of the majority owned subsidiary, Aphrodite’s Marketing and the buyer has obtained control of the purchased assets. Accordingly, as of September 30, 2024, the Company recorded cash held in escrow of $147,290 and note receivable from buyer of $500,000.

Accordingly, Aphrodite’s Marketing’s business is characterized as Discontinued Operations in these condensed consolidated financial statements (see Note 12).  The assets and liabilities of Aphrodite’s Marketing have been presented separately in the Condensed Consolidated Balance Sheet as discontinued operations.  Similarly, the operating results and cash flows of discontinued operations are separately stated in those respective condensed consolidated financial statements. All prior year amounts from discontinued operations have been reclassified for consistency with the current year presentation.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of September 30, 2024. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and footnotes thereto included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 (the “Annual Report”). The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

On February 9, 2021, the Company entered into an Acquisition Agreement which resulted to the acquisition of 51% interest in Aphrodite’s Marketing. On June 29, 2024, the Company owns 100% of Aphrodite’s Marketing as a result of the Assignment Agreement. Additionally, on July 1, 2021, the Company entered into a Merger Agreement with GearBubble which resulted to the acquisition of 51% interest in the Merger Sub, GearBubble Tech. As of September 30, 2024 and December 31, 2023, the Company recorded a non-controlling interest balance of $(4,346,340) and $(4,138,534), respectively, in connection with the majority-owned subsidiaries, Aphrodite’s Marketing and GearBubble Tech as reflected in the accompanying unaudited condensed consolidated balance sheet and losses attributable to non-controlling interest of $207,806 and $462,023 during the nine months ended September 30, 2024 and 2023, respectively as reflected in the accompanying unaudited condensed consolidated statements of operations.

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Bergio International, Inc. from continuing operations and cash used in operations of $517,877 and $305,684, respectively, for the nine months ended September 30, 2024. Additionally, the Company had an accumulated deficit of approximately $22.5 million and working capital deficit of approximately $3.3 million at September 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional capital pursuant to debt or equity financings. The Company may seek to raise additional capital through additional debt and/or equity financing to fund its operations in the future; however, no assurance can be provided that the Company will be able to raise additional capital on favorable terms, or at all. If the Company is unable to raise additional capital or secure additional lending in the future to fund its business plan, the Company may need to curtail or cease its operations.

These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which includes the Company, its wholly-owned and majority owned subsidiaries as of September 30, 2024. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from estimates. Significant estimates during the nine months ended September 30, 2024 and 2023 include the estimates of useful lives of property and equipment, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash,

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

the fair value of warrants issued with debt, the valuation allowance on deferred tax assets, and stock-based compensation.

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

SEPTEMBER 30, 2024 AND 2023

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

Marketing

The Company applies ASC 720 “Other Expenses” to account for marketing costs. Pursuant to ASC 720-35-25-1, the Company expenses marketing costs as incurred. Marketing costs include advertising and related expenses for third party personnel engaged in marketing and selling activities, including sales commissions, and third-party e-commerce platform fees and selling fees. The Company directs its customers to the Company’s ecommerce platform through social media, digital marketing, and promotional campaigns. Marketing costs were $69,031 and $96,983 for the nine months ended September 30, 2024 and 2023, respectively, and are included in selling and marketing expenses on the unaudited condensed consolidated statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in selling and marketing expenses as incurred.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2024. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1:Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and convertible preferred stock and were as follows at:

	September 30, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Total derivative liabilities	$-	$-	$39,556	$-	$-	$434,515

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at September 30, 2024 and December 31, 2023. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At September 30, 2024 and December 31, 2023, the Company did not have cash in excess of FDIC limits.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. While credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of September 30, 2024 and December 31, 2023, the allowance for doubtful accounts was $0 for both periods.

Inventory

Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the weighted average method, and average cost is recomputed after each inventory purchase or sale. Inventories are written down if the estimated net realizable value is less than the recorded value, if appropriate.

Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the nine months ended September 30, 2024 and 2023.

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

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

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

Concentration Risk

Concentration of Revenues

For the nine months ended September 30, 2024 and 2023, no customer accounted for over 10% of total revenues.

Concentration of Purchases

The Company purchased approximately 59% of its finished products from three vendors (23%, 23% and 13%) during the nine months ended September 30, 2024. The Company purchased approximately 37% of its finished products from two vendors (10% and 27%) during the nine months ended September 30, 2023.

Concentration of Accounts Receivable

As of September 30, 2024, accounts receivable amounted to $765 and one customer represented 46% of this balance. As of December 31, 2023, total accounts receivable amounted to $19,433 and one customer represented 82% of this balance.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Note 4 - Property and Equipment

Property and equipment consist of the following:

	September 30, 2024	December 31, 2023

Leasehold improvements	$391,722	$391,722
Office and computer equipment	581,352	581,352
Selling equipment	8,354	8,354
Furniture and fixtures	25,411	25,411

Total at cost	1,006,839	1,006,839
Less: Accumulated depreciation	(1,000,513)	(987,802)

	$6,326	$19,037

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $12,712 and $28,485, respectively.

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

The potentially dilutive common stock equivalents as of September 30, 2024 and December 31, 2023 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss as follow:

	September 30, 2024	December 31, 2023
	(Unaudited)
Common Stock Equivalents:
Stock Warrants	32,595,983	32,595,983
Convertible Preferred Stock	36,720,438,822	19,069,181,307
Convertible Notes	3,554,833,400	2,704,293,846
Total	40,307,868,205	21,806,071,136

Note 6 - Convertible Notes Payable

As of September 30, 2024 and December 31, 2023, convertible notes payable consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)
Principal amount	$196,537	$148,617
Put premium	158,947	-
Less: unamortized debt discount	(3,310)	(61,533)
Convertible notes payable, net	$352,174	$87,084

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

SEPTEMBER 30, 2024 AND 2023

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

During the nine months ended September 30, 2024, principal of $3,780 and accrued interest of $2,332 were converted into 94,036,957 shares of common stock. The outstanding balance and accrued interest at September 30, 2024 was $0.

Trillium Partners LP

On June 16, 2022, the Company received proceeds related to a loan with Trillium Partners LP in the amount of $100,000. The loan and accrued interest were due on demand. Interest accrued at the rate of 3% per annum. During fiscal year 2023, the Company reclassed this from a loan to a convertible note payable upon the receipt of a secured promissory note. Accordingly, the Company entered into Secured Promissory Note (the “Secured Note”) in amount of $118,000 and original issue discount of $18,000 for net proceeds of $100,000. The Secured Note was due on February 4, 2023. Such Secured Note is secured by a security interest in the borrower’s existing and future assets, including all rights to received payments (including credit card payments) from the sale of goods or services, inventory, property and equipment, and general intangibles.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

During the nine months ended September 30, 2024, principal of $9,890 were converted into 197,800,000 shares of common stock. As of September 30, 2024, the principal balance is $27,767 and accrued interest amounted to $21,803 at September 30, 2024. Such convertible note is in default as of September 30, 2024.

August 10, 2023 Securities Purchase Agreement

On August 10, 2023, the Company entered into a securities purchase agreement with Trillium Partners LP (“Trillium”), which closed on August 15, 2023, pursuant to which Trillium purchased a convertible promissory note (the “August 10, 2023 Trillium Note”) from the Company in the aggregate principal amount of $5,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Trillium any time after 180 days of the August 10, 2023 Trillium Note. The August 10, 2023 Trillium Note contains debt issue costs of $500. The Company intends to use the net proceeds for general working capital purposes. The maturity date was August 10, 2024. Such convertible note is in default as of September 30, 2024.

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

August 10, 2023 Securities Purchase Agreement

On August 10, 2023, the Company entered into a securities purchase agreement with J.P. Carey Limited Partners LP

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

(“JP Carey”), which closed on August 15, 2023, pursuant to which J.P. Carey purchased a convertible promissory note (the “August 10, 2023 JP Carey Note”) from the Company in the aggregate principal amount of $5,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of JP Carey any time after 180 days of the August 10, 2023 JP Carey Note. The August 10, 2023 JP Carey Note contains debt issue costs of $500. The Company intends to use the net proceeds for general working capital purposes. The maturity date was August 10, 2024. Such convertible note is in default as of September 30, 2024.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

The total principal amount outstanding under the above Trillium financing agreement was $26,500 and accrued interest of $2,960 as of September 30, 2024. The total principal amount outstanding under the above JP Carey financing agreement was $5,500 and accrued interest of $831 as of September 30, 2024.

1800 Diagonal Lending LLC

On April 24, 2023, the Company entered into a 13% promissory note in the amount of $75,180 less original issue discount of $8,055 and legal and financing costs of $2,125 for net proceeds of $65,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest was payable on or before April 24, 2024. The Company failed to make the first installment payment due in June 2023 which was considered an event of default and accordingly such promissory note became a convertible note. Consequently, during the year ended December 31, 2023, the Company reclassed the remaining principal balance of $75,180 and the related unamortized debt discount from notes payable to a convertible note payable (see Note 8). The Company recorded a default penalty of $37,590 during the nine months ended September 30, 2024. The outstanding principal and accrued interest balance at December 31, 2023 was $75,180 and $9,442, respectively. The outstanding principal and accrued interest balance at September 30, 2024 was $112,770 (including default penalty) and $26,004, respectively.

Convertible note for legal services

On May 20, 2024, the Company issued a $24,000 convertible note to a law firm with a service period from January 2024 to December 2024 with a maturity date of December 31, 2024 and bears interest at 10% per annum. The notes are convertible into shares of common stock at a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion from the lender. The notes have cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The principal amount of the notes of $18,000 were charged to professional fees for services incurred from January 2024 to September 2024 and the remaining $6,000 was included in prepaid expense as of September 30, 2024.

During the nine months ended September 30, 2024, all of the above outstanding convertible notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $158,947 as of September 30, 2024.

Amortization of debt discounts and financing cost

For the nine months ended September 30, 2024 and 2023, amortization of debt discounts and financing cost related to all the convertible notes above amounted to $58,223 and $240,455, respectively which has been amortized and included in amortization of debt discount on the accompanying unaudited condensed consolidated statements of operations.

Note 7 - Derivative Liability

The Company applies the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock, under which convertible instruments that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, embedded conversion options in certain convertible notes and convertible preferred stock were recorded as a liability and are revalued at fair value at each reporting date. As of September 30, 2024 and December 31, 2023, total derivative liabilities related to acquisition of Aphrodite’s Marketing $39,556 and $434,515 (consist of derivative liability from convertible debt of $360,944 and derivative liability related to acquisition of Aphrodite’s Marketing $73,571), respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

The following is a roll forward for the nine months ended September 30, 2024 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments

Balance at December 31, 2023	$434,515
Reclassification of derivative liabilities to gain from extinguishment of debt	(19,424)
Reclassification of derivative liabilities into put premium as stock settled debt	(134,947)
Change in fair value of derivative liabilities	(240,588)
Balance at September 30, 2024	$39,556

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black-Scholes pricing model. The closing price of the Company’s common stock at September 30, 2024 and December 31, 2023 was $0.0001 and $0.00015, respectively. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at September 30, 2024 are indicated in the table that follows.

The expected term is equal to the remaining term of the convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

	Initial Valuations (on new derivative instruments entered into during the nine months ended September 30, 2024)	September 30, 2024
Volatility	-	474%
Expected Remaining Term (in years)	-	0.01
Risk Free Interest Rate	-	5.47%
Expected dividend yield	None	None

Note 8 - Notes Payable

Unsecured Notes Payable

Notes payable is summarized below:

	September 30, 2024	December 31, 2023
	(Unaudited)
Principal amount	$812,000	$812,000
Less: current portion	(699,378)	(699,834)
Notes payable - long term portion	$112,622	$112,166

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2024 - remainder	$698,880
Year ended December 31, 2025	6,720
Year ended December 31, 2026	6,720
Year ended December 31, 2027	6,720
Year ended December 31, 2028	6,720
Year ended December 31, 2029 and thereafter	86,240
Total principal payments	$812,000

On July 6, 2020, entered into a Loan Authorization and Agreement (“SBA Loan Agreement”) with the Small Business Association (“SBA”) in the amount of $114,800 under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. Pursuant to the SBA Loan Agreement, the Company received an advanced of $114,800, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA (“SBA Note”), which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. Installment payments, including principal and interest, were due monthly beginning July 6, 2021 but was extended by the SBA to July 6, 2022 in the amount of $560 each month for a term of thirty (30) years. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. Interest accrues on this note at the rate of 3.75%. This note is collateralized by the assets of the Company. The outstanding balances at December 31, 2022 was $114,800 with accrued interest of $11,195. During the year ended December 31, 2023, a total of $6,720 of installment payments were paid and applied against accrued interest. During the nine months ended September 30, 2024, a total of $3,360 of installment payments were paid and applied against accrued interest. The outstanding balances at September 30, 2024 and December 31, 2023 was $114,800 for both periods with accrued interest of $7,311 and $8,891, respectively.

On July 1, 2021, the Company issued a promissory note in the amount of $1,162,000 in connection with the Merger Agreement with GearBubble and is payable to Mr. Donald Wilson who is one of the majority owners of the 49% of GearBubble Tech. The $1,162,000 promissory note is to be paid in 15 equal installments. This note is non-interest bearing and due on demand. Between October 2021 and November 2021, the Company paid a total of $309,867 towards this promissory note. During the year ended December 31, 2023, the Company has repaid back $154,933 related to promissory note. As of September 30, 2024 and December 31, 2023, the outstanding balance is $697,200 for both periods. The Company negotiated with Mr. Donald Wilson to defer the installment payments in the future.

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

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

For the nine months ended September 30, 2024 and 2023, amortization of debt discounts related to this promissory note amounted to $0 and $1,869, respectively, which was amortized and included in amortization of debt discount on the accompanying consolidated statements of operations.

Note 9 - Related Party Transactions

Advances from Chief Executive Officer and Accrued Interest

The Company receives periodic advances from the Company’s Chief Executive Officer (“CEO”) based upon the Company’s cash flow needs. At September 30, 2024 and December 31, 2023, $609,433 and $364,753 was due to such officer, respectively. Interest expense was accrued at an interest rate of 5% at September 30, 2024. Interest expense incurred was $32,377 for the year ended December 31, 2023. During the year ended December 31, 2023, the CEO provided advances to the Company for working capital purposes of $460,117 and the Company repaid $270,594 of these advances. During the nine months ended September 30, 2024 interest expense incurred was $42,117. During the nine months ended September 30, 2024, the CEO provided advances to the Company for working capital purposes of $302,725 and the Company repaid $100,164 of these advances.

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

In April 2022, the Company accrued bonus compensation of $100,000 to the CEO. During the year ended December 31, 2023 and 2022, the Company repaid back $30 and $126,523 of accrued compensation to CEO, respectively. In June 2023, the Company issued 50,000,000 shares of common stock for accrued compensation - CEO and such 50,000,000 shares were subsequently returned to the Company by the CEO in September 2023. As of September 30, 2024 and December 31, 2023, accrued compensation - CEO amounted $715,253 and $542,822, respectively, as reflected in the condensed consolidated balance sheets.

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (“Amended Employment Agreement”) with the CEO of the Company, Berge Abajian (the “Executive”). The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive a quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 1,000,000 shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which was filed with the Securities and Exchange Commission (“SEC”) on September 21, 2022 (see Note 11).

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Loans Payable

The Company’s majority owned subsidiary, Aphrodite’s Marketing, had a loan with Jonathan Foltz, the President and CEO of Digital Age Business. Jonathan Foltz was one of the majority owners of the 49% in Acquisition Sub, Aphrodite’s Marketing. As of September 30, 2024 and December 31, 2023, the outstanding balance was $0 and $127,306, respectively (see Note 12).

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. As of September 30, 2024 and December 31, 2023, the outstanding balance was $667,562 for both periods.

Purchases and Accounts Payable

During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company, through the Company’s majority owned subsidiary, Aphrodite’s Marketing and GearBubble Tech, purchased inventory for a total of $0 and $108,412 from an affiliated company which was majority owned (50% interest) by the CEO of the Company. As of September 30, 2024 and December 31, 2023, accounts payable to this affiliated company amounted $61,383 and $120,926 ($59,543 were included in current liabilities of discontinued operations), respectively. In March 2024, the CEO of the Company sold his 50% interest in this affiliated company. Additionally, in March 2024, the CEO of the Company paid the outstanding balance of $59,543 to such affiliated company and was recorded as an advance by the CEO to the Company.

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

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

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

The following table reconciles the undiscounted future minimum lease payments (displayed by year in aggregate) under non-cancelable operating leases with terms more than one year to the total operating lease liabilities on the unaudited consolidated balance sheet as of September 30, 2024:

Year 2024 - remainder	$11,100
Year 2025	45,770
Year 2026	47,284
Year 2027	46,141
Year 2028	30,871
Year 2029	6,840
Total minimum lease payments	188,006
Less amounts representing interest	(30,572)
Present value of net minimum lease payments	157,434
Less current portion	(28,850)
Long-term capital lease obligation	$128,584

Amended Employment Agreement

On July 1, 2021, the Company entered into an Amended and Restated Executive Employment Agreement with the CEO of the Company, Berge Abajian. The term of the Amended Employment Agreement shall be for 5 years and shall be automatically extended for successive periods of 1 year unless terminated by the Company or the Executive. The Executive shall receive a base salary of $250,000 per year and such base salary shall automatically increase in a rate of 3% per annum for each consecutive year after 2021 or at such rates as may be approved by the board of directors of the Company. Upon written request of the Executive, the Company shall pay all or a portion of the base salary owed to Executive in the form of i) a convertible promissory note, or ii) the Company’s common stock or if available, S-8 common stock. Additionally, the Executive is eligible to receive a quarterly bonus at the discretion of the board of directors of the Company. Additionally, the Executive shall be eligible to participate in the Company’s 2021 Stock Incentive Plan. In July 2021, under the terms of the ESOP, the Board of Directors of the Company approved the future issuance of 1,000,000 shares to the Company’s CEO subject to the Company increasing its authorized shares to 6,000,000,000 shares and subject to the effectiveness of an S-8 Registration Statement covering these shares which was filed with the SEC on September 21, 2022 (see Note 11).

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

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

On July 9, 2021, and under the terms of the ESOP, the Company’s Board of Directors approved the future issuance of 1,000,000 shares of the Company’s Common Stock to the Company’s CEO, Berge Abajian, subject to the Company increasing its total authorized shares of common stock to 6,000,000,000 which was increased in July 2021 and subject to the effectiveness of an S-8 Registration Statement covering these shares with the SEC. As of December 31, 2021, the Company did not meet the prerequisite related to the effectiveness of an S-8 Registration Statement. As of September 30, 2022, the Company met the prerequisite related to the effectiveness of an S-8 Registration Statement. The 1,000,000 shares of common stock have not been issued to the CEO and have been recorded as common stock issuable as of September 30, 2024 and December 31, 2023.

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

Conversion. The Series A Preferred stock in non-convertible.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

As of September 30, 2024 and December 31, 2023, there were 75 shares of Series A Preferred Stock issued and outstanding. The Company’s CEO owns 75 shares of shares of the Series A Preferred Stock.

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

As of September 30, 2024 and December 31, 2023, there were 3,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

SEPTEMBER 30, 2024 AND 2023

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

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

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

As of September 30, 2024 and December 31, 2023, there were no shares of Series C Convertible Preferred Stock issued and outstanding.

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

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

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

As of September 30, 2024 and December 31, 2023, there were 896,266 and 920,966 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

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

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

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

As of September 30, 2024, there were 317,000 shares of Series E Preferred Stock issued and outstanding which is classified as a liability for $634,000 as reflected in the unaudited condensed consolidated balance sheet.

Dividends on Preferred Stock

As of September 30, 2024 and December 31, 2023, accrued and unpaid dividends related to the Series B, C, D and E Preferred Stock amounted $215,881 and $105,832, respectively and was included in accounts payable and accrued liabilities as reflected in the unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2024 and 2023, total dividends recorded amounted to $110,356 and $31,799, respectively as reflected in the unaudited condensed consolidated statements of stockholders’ deficit.

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

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

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

Common Stock Warrants

A summary of the Company’s outstanding stock warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2023	32,595,983	$0.07	6.53
Granted	-	-	-
Exercised	-	-	-
Balance at September 30, 2024	32,595,983	$0.07	6.03
Warrants exercisable at September 30, 2024	32,595,983	$0.07	6.03

At September 30, 2024, the aggregate intrinsic value of warrants outstanding was $625.

Note 12 - Discontinued Operations - Aphrodite’s Marketing

Aphrodite’s Marketing, Inc.

In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. On June 19, 2024, the Company entered into a Purchase Agreement with a buyer to purchase all the assets of Aphrodite’s Marketing. The total purchase price for the purchased assets was $1,000,000. The buyer agreed to deliver $500,000 of the Purchase Price via wire transfer to an escrow agent on the effective date of this Agreement, and the balance in the form of a promissory note which shall be payable in one lump sum payment to the Company. The buyer shall commit to making this payment as soon as practicable, but no later than December 30, 2024. The release of funds from the escrow account to the Company shall be contingent upon the satisfactory completion of all conditions precedent as detailed in the Purchased Agreement. In July 2024, the buyer delivered the $500,000 to the escrow agent and has released $352,710 to the Company from July 2024 to September 2024.  In August 2024, the Company closed the sale of the majority owned subsidiary, Aphrodite’s Marketing and the buyer has obtained control of the purchased

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

assets. Accordingly, as of September 30, 2024, the Company recorded cash held in escrow of $147,290 and note receivable from buyer of $500,000.

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

	Nine Months Ended September 30, (Unaudited)
	2024	2023
Revenues	$13,140	$890,013
Cost of goods sold	-	278,262
Gross profit	13,140	611,751
Operating expenses:
Selling and marketing expenses	17,457	552,686
Professional and consulting expenses	12,500	333,609
Compensation and related expenses	-	500
General and administrative expenses	13,703	233,547
Total operating expenses	43,660	1,120,342
Operating loss	(30,520)	(508,591)
Other (income) expense
Gain from sale of discontinued operations	(1,000,000)	-
Gain on settlement of debt	(425,758)	-
Gain on forgiveness of debt	(752,597)	-
Interest expense	170,299	326,040
Other expense, net	-	(228,739)
Other (income) expense	(2,008,056)	97,301
Net income (loss) from discontinued operations (before non-controlling interest)	$1,977,536	$(605,892)

Assets and liabilities of Aphrodite’s Marketing included:

	September 30, 2024	December 31, 2023

Total current assets of discontinued operations	$-	$-

Current liabilities:
Accounts payable and accrued liabilities	$243,493	$975,721
Notes payable - current portion (see details below)	-	1,805
Loans and advances payable including accrued interest (see details below)	792,474	1,415,843
Total current liabilities of discontinued operations	1,035,967	2,393,369

Note payable - long-term liabilities of discontinued operations (see details below)	-	148,196

Working capital deficit	(1,035,967)	(2,393,369)

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

The above loans and advances payable of Aphrodite’s Marketing consisted of the following:

	September 30, 2024	December 31, 2023
Principal amount	$674,348	$880,822
Accrued interest	118,126	535,021
Loans and advances payable	$792,474	$1,415,843

Clear Finance Technology Corporation (“Clearbanc”)

The Company’s majority owned subsidiary, Aphrodite’s Marketing, had a capital advance agreement with Clearbanc, an e-commerce platform provider. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $227,517 with Clearbanc. During the year ended December 31, 2021, the Company received $526,620 and repaid back $577,507 related to this capital advance agreement. The loan or advance was non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance was $200,930 including accrued interest of $24,300. During the year ended December 31, 2022, the Company received $297,500 and repaid back $498,430 related to this capital advance agreement. As of September 30, 2024 and December 31, 2023, the outstanding balance is $0.

Shopify

The Company’s majority owned subsidiary, Aphrodite’s Marketing, had a capital advance agreement with Shopify, an e-commerce platform provider with a remittance rate of 7%. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $359,774 with Shopify. During the year ended December 31, 2021, the Company received $133,202 and repaid back $472,384 related to this capital advance agreement. The loan or advance was non-interest bearing, due on demand and were secured by all of the assets of Aphrodite’s Marketing. As of December 31, 2021, the outstanding balance was $30,592 including accrued interest of $10,000. During the year ended December 31, 2022, the Company received $196,100 and repaid back $226,692 related to this capital advance agreement.

The Company’s majority owned subsidiary, Aphrodite’s Marketing, had a merchant loan agreement with Shopify, an e-commerce platform provider with a daily remittance rate of 17% for a loan amount of $36,160. During the year ended December 31, 2023, the Company received $32,000 (net of debt cost of $4,160 which was amortized immediately to interest expense) and repaid back $1,698 related to this merchant loan agreement. The loan or advance was non-interest bearing, due on demand and were secured by all of the assets of Aphrodite’s Marketing. In July 2024, the Company entered into a settlement agreement with Shopify and settled the debt balance of $34,462 for a settlement payment of $34,456. As of September 30, 2024 and December 31, 2023, the outstanding balance was $0 and $34,462, respectively.

Jonathan Foltz

The Company’s majority owned subsidiary, Aphrodite’s Marketing, had a loan with Jonathan Foltz, the President and CEO of Digital Age Business. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $75,500 with Jonathan Foltz. During the year ended December 31, 2021, the Company received $31,636 and repaid back $25,000 related to this loan. The loan was non-interest bearing and due on demand. As of December 31, 2021, the outstanding balance was $82,136. During the year ended December 31, 2022, the Company received $90,150 and repaid back $25,239 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide (see below) had assumed $65,513 of this loan. During the year ended December 31, 2023, the Company received $68,016 and repaid back $22,244 related to this loan. During the nine months ended September 30, 2024, the Company deemed this loan amount of $127,306 as forgiven and was recorded a gain on forgiveness of debt which is included in discontinued operations. As of September 30, 2024 and December 31, 2023, the outstanding balance was $0 and $127,306, respectively.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Nationwide Transport Service, LLC (“Nationwide”)

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, has loan agreements with Nationwide dated in October 2020 and November 2020. Nationwide is owned by the father of Jonathan Foltz. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $545,720 with Nationwide. Aphrodite’s Marketing did not make the required installment payments pursuant to the loan agreements from December 2020 to February 2021 and as such these loans are currently in default. Interest on defaulted amount ranges from 1% to 3% per month. During the year ended December 31, 2021, the Company repaid back $30,000 related to this loan. As of December 31, 2021, the outstanding balance is $573,750 including accrued interest of $58,030. During the year ended December 31, 2022, the Company repaid back $150,000 related to this loan. Additionally, during the year ended December 31, 2022, Nationwide has assumed a total of $106,000 of loans related to Digital Age Business and Jonathan Foltz (see above). As of December 31, 2022, the outstanding balance is $608,500 including accrued interest of $77,718. As of September 30, 2024 and December 31, 2023, the outstanding balance is $667,562 for both periods.

Amazon Capital Services, Inc.

In July 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a loan agreement with Amazon Capital Services, Inc. (“Amazon”) for a loan amount of $64,000. The loan bore an annual interest rate of 12% and had a loan term of 6 months from date of the loan. During the year ended December 31, 2022, the Company repaid back $55,531 related to this loan. As of December 31, 2022, the outstanding balance was $11,001 including accrued interest of $2,532. As of December 31, 2023, the Company fully repaid back $11,085 related to this loan and the outstanding balance is $0.

Bluevine Capital, Inc.

In August 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Bluevine Capital, Inc. (“Bluevine”) for up to a loan amount of $200,000. The loan bore weekly interest rate of 0.54% and an upfront fee of 1.6% which were deducted from the loan amount. The loans were repaid in 26 weekly installments from the date of the loan.  During the year ended December 31, 2022, the Company had drawn a total loan of $200,000 and repaid back $112,412. As of December 31, 2022, the outstanding balance was $87,588. During the year ended December 31, 2023, the Company had drawn a total loan of $75,000 and repaid back $93,606. In September 2024, the Company entered into a settlement agreement with Bluevine and settled the debt balance of $108,366 for a settlement payment of $43,000. During the nine months ended September 30, 2024, the Company recorded a gain on settlement of debt of $65,366 which is included in discontinued operations. As of September 30, 2024 and December 31, 2023, the outstanding balance was $0 and $85,631, respectively.

Square Advance

In September 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a merchant cash advance agreement (the “First Advance”) with Square Advance. Under the agreement, the Company sold an aggregate of $174,875 in future receivables for a purchase amount of $125,000. The aggregate principal amount was payable in weekly instalments totaling $7,286 until such time that the obligation was fully satisfied for approximately 6 months. During the year ended December 31, 2022, the Company received $118,750 (net of debt cost fee of $6,250 which was amortized immediately to interest expense) and repaid back $97,638 related to this loan advance. This loan was guaranteed by the CEO of the Company and Jonathan Foltz. During the year ended December 31, 2022, interest expense incurred related to this advance amounted to $31,171.

In January 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a merchant cash advance agreement with Square Advance. Under the agreement, the Company sold an aggregate of $245,000 in future receivables for a purchase amount of $175,000. The aggregate principal amount was payable in daily instalments totaling $1,884.62 until such time that the obligation was fully satisfied for approximately 130 days. The Company received $168,000 (net of debt cost fee of $7,000 which was amortized immediately to interest expense) of which $59,749 was used to pay the remaining balance of the First Advance. This loan was guaranteed by the CEO of the Company and Jonathan Foltz.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

During the year ended December 31, 2023, interest expense incurred related to these advances amounted to $95,703 and repaid back $29,000. In August 2024, the Company entered into a settlement agreement with Square Advance and settled the debt balance of $247,359 for a settlement payment of $85,000. During the nine months ended September 30, 2024, the Company recorded a gain on settlement of debt of $162,359 which is included in discontinued operations. As of September 30, 2024 and December 31, 2023, the total outstanding balance was $0 and $157,274, respectively.

EAdvance Services

In November 2022, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a purchase and sale of future receipt agreement with EAdvance Services. Under the agreement, the Company sold an aggregate of $213,900 in future receipt or receivables for a purchase amount of $155,000. The aggregate principal amount was payable in daily instalments of $1,782 until such time that the obligation was fully satisfied for approximately 4 months. During the year ended December 31, 2022, the Company received $150,350 (net of debt cost fee of $4,650 which was amortized immediately to interest expense) and repaid back $43,659 related to this loan. This loan was guaranteed by the CEO of the Company. During the year ended December 31, 2022, interest expense incurred related to this advance amounted to $13,592. As of December 31, 2022, the outstanding balance was $124,933.

During the year ended December 31, 2023, repaid back $100,998 related to this loan. During the year ended December 31, 2023, interest expense incurred related to this advance amounted to $45,308. In August 2024, the Company entered into a settlement agreement with EAdvance Services and settled the debt balance of $70,344 for a settlement payment of $27,750. During the nine months ended September 30, 2024, the Company recorded a gain on settlement of debt of $42,594 which is included in discontinued operations. As of September 30, 2024 and December 31, 2023, the outstanding balance was $0 and $69,243, respectively.

Parkside Funding Group LLC

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, executed a purchase and sale of future receipt agreement with Parkside Funding Group LLC (“Parkside”). Under the agreement, the Company sold an aggregate of $217,500 in future receipt or receivables for a purchase amount of $150,000. The aggregate principal amount was payable in daily instalments of $1,977 until such time that the obligation was fully satisfied for approximately 4 months. This loan was guaranteed by the CEO of the Company and Jonathan Foltz. During the year ended December 31, 2023, the Company received $142,500 (net of debt cost fee of $7,500 which was amortized immediately to interest expense) and repaid back $68,046 related to this loan. During the year ended December 31, 2023, interest expense incurred related to this loan amounted to $67,501. In August 2024, the Company entered into a settlement agreement with Parkside and settled the debt balance of $200,570 for a settlement payment of $80,000. During the nine months ended September 30, 2024, the Company recorded a gain on settlement of debt of $120,570 which is included in discontinued operations. As of September 30, 2024 and December 31, 2023, the outstanding balance was $0 and $149,455, respectively.

Marcus by Goldman Sachs

In February 2023, the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a line of credit agreement with Marcus by Goldman Sachs (“Marcus”) for up to a loan amount of $125,000. The loan bears an annual interest rate of 9.99%. The amount due is 2% of the principal balance plus any fees and amounts that weren’t paid during the prior statement periods. During the repayment period, the amount due is the total outstanding balance at the end of the draw period divided into 26 equal payments that, if made in-full and on-time, bring the balance to zero over the next year.  During the year ended December 31, 2023, the Company has drawn a total loan of $136,049 and repaid back $16,517. During the year ended December 31, 2023, interest expense incurred related to this loan amounted to $5,380. As of September 30, 2024 and December 31, 2023, the outstanding balance is $124,912 for both periods.

BERGIO INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Note Payable

The above note payable of Aphrodite’s Marketing consisted of the following:

	September 30, 2024	December 31, 2023
Principal amount	$-	$150,000
Less: current portion	-	(1,805)
Notes payable - long term portion	$-	$148,196

Minimum principal payments under notes payable are as follows:

Year ended December 31, 2024 - remainder	$8,772
Year ended December 31, 2025	8,772
Year ended December 31, 2026	8,772
Year ended December 31, 2027	8,772
Year ended December 31, 2028	8,772
Year ended December 31, 2029 and thereafter	106,140
Total principal payments	$150,000

Through the Company’s majority owned subsidiary, Aphrodite’s Marketing, entered into a Loan Authorization and Agreement with the SBA, under the SBA’s Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic. On February 10, 2021, upon the acquisition of Aphrodite’s Marketing, the Company assumed an outstanding balance of $150,000 related to this SBA Loan. The original lender is Jonathan Foltz, the President and CEO of Digital Age Business which is also the co-obligor. Pursuant to the SBA Loan Agreement, the Company received an advance of $150,000, to be used for working capital purposes only. Pursuant to the SBA Loan Agreement, the Company executed; (i) a note for the benefit of the SBA, which contains customary events of default; and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default. The SBA Note bore an interest rate of 3.75% per annum which accrues from the date of the advance. Installment payments, including principal and interest, were due monthly beginning June 24, 2021 but was extended by the SBA to June 24, 2022 in the amount of $731. In March 2022, SBA extended the payment due date from 24 months to 30 months from the date of the note. The outstanding balance at December 31, 2022 was $150,000 with accrued interest of $14,627.  During the year ended December 31, 2023, the Company did not pay the installment payments. The outstanding balance at December 31, 2023 was $150,000 with accrued interest of $20,550. During the nine months ended September 30, 2024, the Company deemed this loan amount of $150,000 as forgiven and was recorded a gain on forgiveness of debt which is included in discontinued operations. The outstanding balance at September 30, 2024 was $0.

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

Aphrodite’s Marketing and GearBubble Tech were expected to increase our online presence and provide for expansion of the Bergio Brand. Aphrodite’s Marketing was a one-stop shop for jewelry, gifts, and surprises for any occasion. In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. On June 19, 2024, the Company entered into a Purchase Agreement with a buyer to purchase all the assets of Aphrodite’s Marketing. The total purchase price for the purchased assets shall be $1,000,000. The release of funds from the escrow account to the Company shall be contingent upon the satisfactory completion of all conditions precedent as detailed in the Purchased Agreement. In August 2024, the Company closed the sale of the majority owned subsidiary, Aphrodite’s Marketing and the buyer has obtained control of the purchased assets.

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

Results of Operations

Overview

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Three Months Ended
	September 30, 2024	September 30, 2023	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$684,571	$767,060	$(82,489)	(10.75)%

Cost of revenues	424,080	487,162	(63,082)	(12.95)%

Gross profit	$260,491	$279,898	$(19,407)	(6.93)%

Gross profit as a % of sales	38.05%	36.49%

	Nine Months Ended
	September 30, 2024	September 30, 2023	Increase (Decrease)	Percent Increase (Decrease)
Net revenues	$2,038,109	$2,777,244	$(739,135)	(26.61)%

Cost of revenues	1,408,278	1,599,135	(190,857)	(11.94)%

Gross profit	$629,831	$1,178,109	$(548,278)	(46.54)%

Gross profit as a % of sales	30.90%	42.42%

Net Revenues

Net revenues for the three months ended September 30, 2024 which amounted to $684,571 decreased by $82,489 as compared to $767,060 for the three months ended September 30, 2023. Net revenues for the nine months ended September 30, 2024 which amounted to $2,038,109 decreased by $739,135 as compared to $2,777,244 for the nine months ended September 30, 2023. The decrease in total net revenues during the three and nine months ended September 30, 2024, was primarily due to the decrease in revenues of our majority owned subsidiary, GearBubble, primarily due to declining memberships in our GearBubble software as a service offering.

Cost of Revenues

Cost of revenues consists primarily of the cost of the merchandise, shipping fees, credit card processing services, fulfillment cost, ecommerce sellers’ pay-out, costs associated with operation and maintenance of the Company’s platform. Cost of revenues for the three months ended September 30, 2024 which amounted to $424,080 decreased by $63,082 as compared to $487,162 for the three months ended September 30, 2023. Cost of revenues for the nine months ended September 30, 2024 which amounted to $1,408,278 decreased by $190,857 as compared to $1,599,135 for the nine months ended September 30, 2023. This decrease during the nine months ended September 30, 2024 is primarily attributable to the decrease in net revenues as discussed above.

Gross Profit

Gross profit decreased by $19,407 to $260,491 for the three months ended September 30, 2024 as compared to $279,898 for the three months ended September 30, 2023. Gross profit decreased by $548,278 to $629,831 for the nine months ended September 30, 2024 as compared to $1,178,109 for the nine months ended September 30, 2023. This decrease is primarily attributable to the decrease in net revenues as discussed above.

Operating Expenses

Operating expenses decreased by $202,674 to $399,352 for the three months ended September 30, 2024 as compared to $602,026 for the three months ended September 30, 2023. The decrease was primarily attributable to i) decrease in selling and marketing expenses of $17,666 primarily attributable to decrease in advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) decrease professional and consulting expenses of $79,127 primarily related to decrease in consulting and contractor fees ii) decrease in compensation and related taxes of $57,427 primarily related to the decrease in number of employees iii) decrease in general and administrative expenses of $48,454.

Operating expenses decreased by $566,610 to $1,414,972 for the nine months ended September 30, 2024 as compared to $1,981,582 for the nine months ended September 30, 2023. The decrease was primarily attributable to i) decrease in selling and marketing expenses of $27,952 primarily attributable to decrease in advertising and marketing activities through social media, digital marketing, and promotional campaigns ii) decrease professional and consulting expenses of $243,613 primarily related to decrease in consulting and contractor fees iii) decrease in compensation and related taxes of $145,242 primarily related to the decrease in number of employees iv) decrease in general and administrative expenses of $149,803. The overall decrease in operating expenses were due to the cost-cutting measures made during the three and nine months ended September 30, 2024.

Loss from Operations

As a result of the above, we had a loss from operations of $138,861 for the three months ended September 30, 2024 as compared to a loss from operations of $322,128 for the three months ended September 30, 2023. As a result of the above, we had a loss from operations of $785,141 for the nine months ended September 30, 2024 as compared to a loss from operations of $803,473 for the nine months ended September 30, 2023.

Other Income (Expenses), net

For the three months ended September 30, 2024, the Company had other income (expenses), net of ($28,446) as compared to other expenses, net of $(14,332) for the three months ended September 30, 2023, a decrease of $14,114 in other expense, net. The decrease in other expense, net is primarily attributed to the decrease in loss from change in fair value of derivative liabilities of $167,526, decrease in derivative expense of $174,190, decrease in amortization of debt discount of $61,223, decrease in gain from extinguishment of debt of $74,928 offset by increase in interest expense of $4,899. This decrease is primarily attributable to the decrease in convertible instruments that contain embedded conversion options and decrease in issuance of new convertible notes during the period.

For the nine months ended September 30, 2024, the Company had other income (expenses), net of $70,564 as compared to other expenses, net of $(596,661) for the nine months ended September 30, 2023, a decrease of $667,225 in other expense, net. The decrease in other expense, net is primarily attributed to the increase in gain from change in fair value of derivative liabilities of $121,502, decrease in derivative expense of $525,902, decrease in amortization of debt discount of $184,101, decrease in gain from extinguishment of debt of $95,808 offset by increase in interest expense of $67,770. This decrease is primarily attributable to the decrease in convertible instruments that contain embedded conversion options and decrease in issuance of new convertible notes during the period.

Losses before non-controlling interest from continuing operations

As a result of the above, we had a loss from continuing operations of $167,307 for the three months ended September 30, 2024 as compared to a loss from continuing operations of $336,460 for the three months ended September 30, 2023. As a result of the above, we had a loss from continuing operations of $714,577 for the nine months ended September 30, 2024 as compared to a loss from continuing operations of $1,400,134 for the nine months ended September 30, 2023.

Income (Loss) before non-controlling interest from discontinued operations

We had an income (loss) from discontinued operations of $2,000,201 for the three months ended September 30, 2024 as compared to a loss from discontinued operations of $(159,065) for the three months ended September 30, 2023.

We had an income from discontinued operations of $1,977,536 for the nine months ended September 30, 2024 as compared to a loss from discontinued operations of $(605,892) for the nine months ended September 30, 2023.

In December 2023, the Company decided to sell the Company’s majority owned subsidiary, Aphrodite’s Marketing. On June 19, 2024, the Company entered into a Purchase Agreement with a buyer to purchase all the assets of Aphrodite’s Marketing. The total purchase price for the purchased assets shall be $1,000,000. The release of funds from the escrow account to the Company shall be contingent upon the satisfactory completion of all conditions precedent as detailed in the Purchased Agreement. In August 2024, the Company closed the sale of the majority owned subsidiary, Aphrodite’s Marketing and the buyer has obtained control of the purchased assets.

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

	Three Months Ended September 30, (Unaudited)
	2024	2023
Revenues	$-	$102,412
Cost of goods sold	-	12,247
Gross profit	-	90,165
Operating expenses:
Selling and marketing expenses	-	88,069
Professional and consulting expenses	12,500	54,286
Compensation and related expenses	-	-
General and administrative expenses	616	68,285
Total operating expenses	13,116	210,640
Operating loss	(13,116)	(120,475)
Other (income) expense
Gain from sale of discontinued operations	(1,000,000)	-
Gain on settlement of debt	(425,758)	-
Gain on forgiveness of debt	(752,597)	-
Interest expense	165,038	38,290
Other expense, net	-	300
Other (income) expense	2,013,317	(38,590)
Net income (loss) from discontinued operations (before non-controlling interest)	$2,000,201	$(159,065)

	Nine Months Ended September 30, (Unaudited)
	2024	2023
Revenues	$13,140	$890,013
Cost of goods sold	-	278,262
Gross profit	13,140	611,751
Operating expenses:
Selling and marketing expenses	17,457	552,686
Professional and consulting expenses	12,500	333,609
Compensation and related expenses	-	500
General and administrative expenses	13,703	233,547
Total operating expenses	43,660	1,120,342
Operating loss	(30,520)	(508,591)
Other (income) expense
Gain from sale of discontinued operations	(1,000,000)	-
Gain on settlement of debt	(425,758)	-
Gain on forgiveness of debt	(752,597)	-
Interest expense	170,299	326,040
Other expense, net	-	(228,739)
Other (income) expense	(2,008,056)	97,301
Net income (loss) from discontinued operations (before non-controlling interest)	$1,977,536	$(605,892)

Net Loss Attributable to Bergio International, Inc. from Continuing Operations

We had net loss attributable to Bergio International, Inc. from continuing operations of $115,628 for the three months ended September 30, 2024 as compared to $246,024 for the three months ended September 30, 2023. We had net loss attributable to Bergio International, Inc. from continuing operations of $517,877 for the nine months ended September 30, 2024 as compared to $1,250,029 for the nine months ended September 30, 2023.

Net Income (Loss) Attributable to Bergio International, Inc. from Discontinued Operations

We had net income (loss) attributable to Bergio International, Inc. from discontinued operations of $2,000,201 for the three months ended September 30, 2024 as compared to $(81,125) for the three months ended September 30, 2023. We had net income (loss) attributable to Bergio International, Inc. from discontinued operations of $1,988,642 for the nine months ended September 30, 2024 as compared to $(293,974) for the nine months ended September 30, 2023.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2024, compared to December 31, 2023:

	September 30, 2024	December 31, 2023	Increase/ (Decrease)
Current Assets	$1,968,277	$1,689,876	$278,401

Current Liabilities	$5,292,132	$6,040,890	$(748,758)

Working Capital Deficit	$(3,323,855)	$(4,351,014)	$1,027,159

Our working capital deficit was $3,323,855 at September 30, 2024 as compared to working capital deficit of $4,351,014 at December 31, 2023. This decrease in working capital deficit is primarily attributed to the decrease in current liabilities of discontinued operations.

During the nine months ended September 30, 2024, the Company’s principal sources and uses of funds were as follows:

Cash used in operating activities.

Cash used in operating activities: For the nine months ended September 30, 2024, the Company used $130,333 in cash for continuing operations as compared to $577,607 in cash used for continuing operations for the nine months ended September 30, 2023. The cash used in operations is primarily attributed to net loss attributable to Bergio International, Inc. from continuing operations of $517,877, amortization of debt discount of $58,223, depreciation of $12,712, and increase in changes in operating assets and liabilities of $686,916 primarily attributable to increase in accounts payable and accrued liabilities of $242,368, increase in accrued compensation of $172,431, decrease in accounts receivable of $18,668 and decrease in inventory of $253,098 offset by non-controlling interest from continuing operations of $196,700, change in fair value of derivative liabilities of $240,588, and gain from extinguishment of debt of $19,424. For the nine months ended September 30, 2024, the Company used $175,350 in cash for discontinued operations.

Cash used in operating activities: For the nine months ended September 30, 2023, the Company used $577,607 in cash used for continuing operations. The cash used in operations is primarily attributed to net loss attributable to Bergio International, Inc. from continuing operations of $1,250,029, amortization of debt discount of $242,324, depreciation of $28,485, derivative expense of $525,902, and increase in changes in operating assets and liabilities of $250,141 primarily attributable to decrease in accounts receivable of $27,090, increase in accounts payable and accrued liabilities of $43,879, increase in accrued compensation of $148,239, decrease in inventory of $61,409 offset by change in fair value of derivative liabilities of $119,086 and non-controlling interest from continuing operations of $150,105. For the nine months ended September 30, 2023, the Company used $217,808 in cash for discontinued operations.

Cash used in investing activities.

The Company used $0 in cash for investing activities for the nine months ended September 30, 2024 as compared to $4,900 of cash in investing activities for purchase of property and equipment for the nine months ended September 30, 2023.

Cash provided financing activities.

Cash provided by financing activities from continuing operations for the nine months ended September 30, 2024 was $202,561 and was primarily the result of advance from CEO, net of $202,561. Cash used in financing activities from discontinued operations for the nine months ended September 30, 2024 was $320,205 and was used for payment of certain loans of Aphrodite’s Marketing.

Cash provided by financing activities from continuing operations for the nine months ended September 30, 2023 was $332,783 and was primarily the result of advance from CEO, net of $192,783 and received proceeds from notes and convertible notes of $140,000. Cash provided by financing activities from discontinued operations for the nine months ended September 30, 2023 was $141,208.

Our indebtedness is comprised of various convertible debt, notes payable, loans payable, and advances from a stockholder/officer intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.

Convertible Notes

From time to time the Company enters into certain financing agreements for convertible notes. For the most part, the Company settles these obligations with the Company’s common stock. As of September 30, 2024, principal amounts under the convertible notes payable was $158,947, net of debt discount of $3,309 including put premiums of $158,947.

Notes Payable

The Company has total notes payable of $699,378 classified as current portion and $112,622 classified as long-term portion at September 30, 2024.

Mandatorily Redeemable Preferred Stock

The Company has mandatorily redeemable preferred stock liability of $634,000 at September 30, 2024.

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

The Company has suffered recurring losses and has an accumulated deficit of approximately $22.5 million as of September 30, 2024. As of September 30, 2024, the Company has $158,947 in principal amounts of convertible notes, notes payable (current and long-term portion) of $812,000, current liabilities of discontinued operations of $1,035,967 and $634,000 in mandatorily redeemable preferred stock liability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

As of September 30, 2024, outstanding convertible notes of $27,767 with a maturity date in February 2023, two outstanding convertible notes each amounted $5,500 dated in August 2023 with maturity dates in August 2024, and outstanding convertible note of $112,770 with maturity date in April 2024 are in default as of September 30, 2024. See “Note 6” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

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

BERGIO INTERNATIONAL, INC.

Date: November 14, 2024	By:	/s/ Berge Abajian
	Name:	Berge Abajian
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)